Form 10-Q
period 1996-03-31
DOANE PRODUCTS CO
filed 1996-05-14
CIK 1002211

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from              to
                                       ------------    ------------

                                          Commission file number    0-27818

                            DOANE PRODUCTS COMPANY

State of Incorporation--Delaware      IRS Employer Identification No. 43-1350515

                West 20th and Stateline Road, Joplin, MO 64804
                  Registrant's telephone number: 417-624-6166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES                  NO     X
                                               ---------           ---------

            Common Stock outstanding March 31, 1996 - 1,000 shares
                                                     -------

                            DOANE PRODUCTS COMPANY
                                     INDEX

                                                                                                                    Page
                                                                                                                   ------
PART I - Financial Information

Item 1:
        Consolidated Balance Sheets -  March 31, 1996 and December 31, 1995                                             2
        Consolidated Statements of Operations - three months ended March 31, 1996 and March 31, 1995                    3
        Consolidated Statements of Cash Flows - three months ended March 31, 1996 and March 31, 1995                    4
        Notes to Consolidated Financial Statements                                                                    5-7
Item 2:
        Management's Discussion and Analysis of Financial Condition and Results of Operations                        8-10

PART II - Other Information

Item 1:
        Legal Proceedings                                                                                              11
Item 6:
        Exhibits and Reports on Form 8-K                                                                               12
Signature                                                                                                              13


                            DOANE PRODUCTS COMPANY

                                BALANCE SHEETS
                            (dollars in thousands)


                                                                     MARCH 31                         DECEMBER 31
                                                                       1996                               1995
                                                                    ---------                         -----------
ASSETS
Current assets:
  Cash and cash equivalents                                         $     952                          $   1,550
  Accounts receivable                                                  46,737                             46,558
  Inventories                                                          26,446                             27,595
  Prepaid expenses and other                                            1,854                              2,298
                                                                    ---------                          ---------
     Total current assets                                              75,989                             78,001
Investments - cash value of life insurance                              1,478                              1,470
Property, net of accumulated depreciation of $3,124 as of
   March 31, 1996, and $1,557 as of December 31, 1995                  92,632                             91,832

Goodwill, net of amortization                                         128,299                            129,105
Other assets                                                            9,390                              9,176
                                                                    ---------                          ---------
                                                                    $ 307,788                          $ 309,584
                                                                    =========                          =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                              $   7,276                          $   5,505
  Accounts payable                                                     15,997                             18,883
  Accrued expenses
     Salaries and commissions                                           2,240                              2,944
     Other                                                              4,234                             11,775
                                                                    ---------                          ---------
        Total current liabilities                                      29,747                             39,107
Deferred compensation                                                   4,851                              4,846
Long-term debt                                                        212,462                            204,233
Deferred income taxes                                                   2,404                              1,103
Deferred credit                                                         1,449                              1,770
Senior exchangeable preferred stock                                    19,752                             18,414
Stockholder's equity:
  Common stock, Par value $.01;
   authorized and issued 1,000 shares                                    -                                  -
  Additional paid in capital                                           40,425                             40,425
  Retained earnings                                                    (3,302)                              (314)
                                                                    ---------                          ---------
                                                                       37,123                             40,111
                                                                    ---------                          ---------

                                                                    $ 307,788                          $ 309,584
                                                                    =========                          =========

                See accompanying notes to financial statements.

                            DOANE PRODUCTS COMPANY

                           STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)


                                                                   THREE MONTH           |           THREE MONTH
                                                                   PERIOD ENDED          |           PERIOD ENDED
                                                                  MARCH 31, 1996         |          MARCH 31, 1995
                                                                   (SUCCESSOR)           |           (PREDECESSOR)
                                                                  --------------         |          --------------
                                                                                         |
Net sales                                                          $ 118,404             |             $ 103,638
Cost of goods sold                                                   102,976             |                86,900
                                                                   ---------             |             ---------
  Gross profit                                                        15,428             |                16,738
                                                                                         |
Operating expenses:                                                                      |
  Selling                                                              3,321             |                 3,131
  General and administrative                                           4,123             |                 2,745
                                                                   ---------             |             ---------
        Total operating expenses                                       7,444             |                 5,876
                                                                   ---------             |             ---------
                                                                                         |
     Income from operations                                            7,984             |                10,862
                                                                                         |
Other income (expense):                                                                  |
  Interest income                                                         82             |                    41
  Interest expense                                                    (5,879)            |                (1,472)
  Non-recurring financing fees                                        (4,815)            |                  -
  Miscellaneous                                                           (1)            |                   (30)
                                                                   ---------             |             ---------
        Total other income (expense)                                 (10,613)            |                (1,461)
                                                                   ---------             |             ---------
                                                                                         |
Income (loss) before income taxes                                     (2,629)            |                 9,401
Provision for income taxes                                              (979)            |                    98
                                                                   ---------             |             ---------
  Net income (loss)                                                $  (1,650)            |             $   9,303
                                                                   =========             |             =========
                                                                                         |
Net income (loss)                                                  $  (1,650)            |             $   9,303
Accretion of preferred stock                                             269             |                 -
Preferred stock dividend                                               1,069             |                 -
                                                                   ---------             |
Net loss applicable to common stock                                $  (2,988)            |                 -
                                                                   =========             |
Net loss per common share available                                                      |
  to common stockholder                                            $  (2,988)            |                 -
                                                                   =========             |
Weighted average shares outstanding                                    1,000             |                 -
                                                                   =========             |



                See accompanying notes to financial statements.

                            DOANE PRODUCTS COMPANY

                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                   THREE MONTH           |          THREE MONTH
                                                                   PERIOD ENDED          |          PERIOD ENDED
                                                                  MARCH 31, 1996         |         MARCH 31, 1995
                                                                     SUCCESSOR           |          PREDECESSOR
                                                                  --------------         |         --------------
                                                                                         |
Cash flows from operating activities:                                                    |
  Net income                                                       $  (1,650)            |            $   9,303
                                                                                         |
  Items not requiring (providing) cash:                                                  |
     Depreciation and amortization                                     2,420             |                1,196
     Non-recurring financing fees expensed                             4,815             |                -
     Amortization of deferred debt issuance costs                        146             |                -
     Accrued deferred compensation                                         5             |               (1,815)
     (Gain) loss on sale property and equipment                            7             |                   37
     Deferred income taxes                                             1,302             |
     Change in deferred credit                                          (321)            |                -
     Changes in working capital components                            (9,485)            |                2,611
                                                                   ---------             |            ---------
          Net cash provided (used) by operating activities         $  (2,761)            |            $  11,332
                                                                   ---------             |            ---------
                                                                                         |
Cash flows from investing activities:                                                    |
  Proceeds from sale of property and equipment                            19             |
  Purchase of property and equipment                                  (2,408)            |               (1,875)
  Increase in debt issuance costs                                     (5,403)            |                -
  (Increase) decrease in other assets                                    (45)            |                   60
                                                                   ---------             |            ---------
        Net cash used in investing activities                         (7,837)            |               (1,815)
                                                                   ---------             |            ---------
                                                                                         |
Cash flows from financing activities:                                                    |
  Proceeds from issuance of long-term debt                           170,000             |                2,250
  Principal payments on long-term debt                              (160,000)            |               (7,219)
  Cash dividends                                                        -                |               (4,822)
                                                                   ---------             |            ---------
        Net cash provided (used) in financing activities              10,000             |               (9,791)
                                                                   ---------             |            ---------
                                                                                         |
        Decrease in cash and cash equivalents                           (598)            |                 (274)
Cash and cash equivalents, beginning of period                         1,550             |                2,843
                                                                   ---------             |            ---------
Cash and cash equivalents, end of period                           $     952             |            $   2,569
                                                                   =========             |            =========



                See accompanying notes to financial statements.

                            DOANE PRODUCTS COMPANY

                  Notes To Consolidated Financial Statements
                   for the three months ended March 31, 1996
               (dollars in thousands, except per share amounts)

                                  (Unaudited)

1.   Accounting policies

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 (File No. 33-98110) relating to the issuance of $160,000 principal amount of Senior Notes due 2006 (the "Senior Notes"). The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 1995 financial statements included in the Form S-1 Registration Statement.

The results of operations for the three months ended March 31, 1996 and March 31, 1995 are not necessarily indicative of the results to be expected for other interim periods or the full year.

2.   Acquisition

On October 5, 1995 the Company was acquired (the "Acquisition") through the merger (the "Merger") of DPC Subsidiary Acquisition Corp. with and into the Company with the Company being the surviving entity ("Successor"). DPC Subsidiary Acquisition Corp. was a newly organized Delaware corporation formed for the sole purpose of effecting the Acquisition. The Company is a wholly-owned subsidiary of DPC Acquisition Corp. ("DPCAC"). The purchase price was $249,100 including existing indebtedness. The Acquisition was financed with a senior credit facility which provided term loan borrowings of $90,000 and revolving loan borrowings of up to $25,000, $120,000 of senior subordinated increasing rate notes, and $30,000 of 14.25% Senior Exchangeable Preferred Stock. The cost of the Acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The allocation resulted in goodwill of approximately $129,000. The goodwill is being amortized over 40 years on a straight-line basis.

For financial statement purposes, the Acquisition and Merger were accounted for as a purchase acquisition effective October 1, 1995. The effects of the Acquisition have been reflected in the Company's assets and liabilities at that date. As a result, the Company's financial statements for the periods subsequent to September 30, 1995 are presented on the Successor's new basis of accounting, while financial statements for September 30, 1995 and prior periods are presented on the Predecessor's historical cost basis of accounting.

3.   Long-term debt

Long-term Debt consisted of the following:
                                              MARCH 31, 1996  DECEMBER 31, 1995
     Senior Credit Facility
        Term Loan                                  46,158           86,158
        Revolving Loan                             10,000             -
     Industrial Revenue Bonds                       3,580            3,580
     Senior Notes                                 160,000             -
     Bridge Notes                                    -             120,000
                                                ---------          -------
                                                $ 219,738        $ 209,738
                                                ---------        ---------
        Less Current Maturities                     7,276            5,505
                                                $ 212,462         $204,233
                                                =========         ========

Senior Credit Facility

In connection with the Acquisition, the Company entered into a senior credit facility effective October 5, 1995 (the "Senior Credit Facility") with several lending institutions. The Senior Credit Facility provided for an aggregate principal amount of loans of up to $115,000 consisting of $90,000 in aggregate principal amount of term loans (the "Term Loan Facility"), of which $40,000 has been prepaid, and a $25,000 revolving credit facility (the "Revolving Credit Facility").

The Term Loan Facility matures on September 30, 2000 and is due in quarterly installments in increasing amounts, ranging from $2,083 to $4,792, commencing September 30, 1996. The Revolving Credit Facility matures on September 30, 2000. The Company is required to reduce borrowings under the Revolving Credit Facility to $10,000 or less for 30 consecutive days during the fiscal years ended September 30, 1996 and 1997, and to $7,500 or less for 30 consecutive days during each fiscal year ended September 30 thereafter.

Indebtedness under the Senior Credit Facility bears interest at a rate based, at the Company's option, upon (i) the Base Rate plus 1.50% with respect to Base Rate Loans and (ii) the LIBOR Rate for one, two, three or six months plus 2.75% with respect to LIBOR Rate Loans; provided, however, the interest rates are subject to reductions in the event the Company meets certain performance targets. The Term Loan Facility bore interest at an average rate of 8.06% for the period from January 1, 1996 to March 31, 1996.

The Senior Credit Facility is secured by substantially all of the assets of the Company and a pledge of all of the Company's common stock held by DPCAC.

The Senior Credit Facility requires the Company to meet certain financial tests, including minimum cash flow, minimum cash flow coverage ratio and maximum leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, the nature of the business of the Company and its subsidiaries, investments, leases of assets, ownership of subsidiaries, dividends, transaction with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

Industrial Development Revenue Bonds

The Industrial Development Bonds with The County of Pueblo, Colorado (the "Pueblo IDRBs") were issued on October 1, 1991 in the aggregate principal amount of $4,500. The Pueblo IDRBs bear interest at a rate of 6.6% to 7.15% per annum. Principal repayments are due annually through October, 2001. The Pueblo IDRBs are secured by real estate and other property and equipment at the Pueblo, Colorado manufacturing facility.

4.   Senior Exchangeable Preferred Stock

The Company has authorized 3,000 shares of Senior Exchangeable Preferred Stock of which the Company issued 1,200 shares in connection with the financing of the Acquisition.

The Senior Exchangeable Preferred Stock has an initial liquidation preference of $25.00 per share (aggregate initial liquidation preference is $30,000). The Senior Exchangeable Preferred Stock was recorded at the net proceeds of $17,075 after deducting $12,925 paid to DPCAC for warrants of DPCAC which were issued in conjunction with the Senior Exchangeable Preferred Stock. The excess of the liquidation preference over the carrying value is being accreted quarterly over a twelve year period ended September 30, 2007 by a direct reduction to retained earnings.

Dividends on the Senior Exchangeable Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Exchangeable Preferred Stock accrete to the liquidation value of the Senior Exchangeable Preferred Stock and, at the option of the holders of a majority of the shares of Senior Exchangeable Preferred Stock, may be paid through the issuance of additional shares of Senior Exchangeable Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends on the Senior Exchangeable Preferred Stock in cash for any period prior to September 30, 2000. Cumulative dividends on Senior Exchangeable Preferred Stock that have not been paid at March 31, 1996 and December 31, 1995 are included in the carrying amount of the Senior Exchangeable Preferred Stock.

The Senior Exchangeable Preferred Stock will be exchangeable, in whole or in part, at the option of the Company on any dividend payment date for 14.25% Junior Subordinated Exchange Debentures.

The terms of the Senior Exchangeable Preferred Stock prohibit (i) the payment of dividends on securities ranking on a parity with or junior to the Senior Exchangeable Preferred Stock and (ii) redemption, repurchase or acquisition of any Junior Securities with certain exception, in each case, unless full cumulative dividends have been paid on the Senior Exchangeable Preferred Stock.

5.   Income (Loss) Per Common Share

Income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period. The loss is increased by preferred stock dividends and the accretion of preferred stock in calculating net loss attributable to the common shareholder.

6.   Inventories

     The composition of inventories at the balance sheet dates was as follows:

                                MARCH 31, 1996                DECEMBER 31, 1995
        Raw materials             $  7,958                           $  8,401
        Packaging materials          9,147                              9,480
        Finished goods               9,341                              9,714
                                  --------                           --------
                                  $ 26,446                           $ 27,595
                                  ========                           ========
7.   Commitments and Contingencies

Except as described below, the Company is not a party to any material legal proceedings other than ordinary routine litigation incidental to its business, that management believes would have a material adverse affect on its financial condition or results of operations.

The Company was named as a defendant in a case styled Harvey v. Doane Products Company, which was filed in the US District Court for the Northern District of Alabama on June 7, 1995. The plaintiff alleged that the Company negligently loaded a common carrier which resulted in the death of the driver of the truck and his wife. The Company was awarded a summary judgement for this claim on April 15, 1996 and the case was dismissed.

The Company has also been named as a defendant in a wrongful death action on behalf of the wife of the driver of the truck. The plaintiff is claiming $1,250 plus costs. The Company believes it is adequately insured for any damages that may result from such actions, however, due to the early stages of discovery in this case, a reasonable estimate of any loss cannot be made at this time and therefore no provision for loss has been made in the accompanying financial statements.

                            DOANE PRODUCTS COMPANY

                        PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Acquisition. On October 5, 1995 the Company was acquired by DPC Acquisition Corp. (the "Acquisition"). In connection with the Acquisition, the Company entered into a credit facility with a syndicate of lenders providing for bank term loan borrowings of $90 million and revolving loan borrowings of up to $25 million. Additional financing for the Acquisition was provided by a bridge loan in the amount of $120 million. On March 4, 1996 the Company issued $160 million 10 5/8% Senior Notes due 2006 (the "Senior Notes") and used the proceeds to repay the $120 million bridge financing and prepay $40 million of the term loan borrowings.

The Acquisition has been accounted for using the purchase method of accounting. The total purchase price of $249.1 million, including existing indebtedness (exclusive of fees and expenses of approximately $13.0 million), has been allocated to the assets and liabilities acquired based upon their respective fair values. As a result, beginning October 1, 1995, the Company recorded expenses for depreciation and amortization that are significantly in excess of historical levels. In addition, the results of operations of the Company have been significantly affected by the impact of the financing of the Acquisition, including interest expense on the indebtedness incurred under the Senior Credit Facility, the Senior Notes, and the Bridge Notes. The financial statements for periods after October 1, 1995 are presented on Successor's new basis of accounting, while the financial statements for September 30, 1995 are presented on Predecessor's historical cost basis of accounting.

Prior to the Acquisition, the Company was organized as a subchapter S corporation. Consequently, the Company did not pay federal, state or local income taxes except in those states that did not recognize subchapter S status or that required payment of franchise taxes.

Results of Operations

  Net Sales. Doane Products Company derives substantially all of its revenue from the sale of private label pet food products. Net sales in the three month period ended March 31, 1996 increased 14.3% to $118.4 million from $103.6 million for the same period ended in 1995. Pet food net sales increase 18.4% to $111.8 million in the three month period ended March 31, 1996 from $94.4 million in the same period of 1995. This increase was primarily due to a 9.6% increase in pet food tons sold and price increases implemented in response to higher raw material costs. Net sales of non-manufactured products decreased 39.0% in the three month period ended March 31, 1996 due to the discontinuation of selected products. Engineering net sales increased 21.4% in the three month period ended March 31, 1996 to $2.3 million primarily due to increased sales of fabricated structural steel projects that were completed during the first quarter of 1996.

  Gross Profit. Gross profit for the three month period ended March 31, 1996 decreased 7.8% to $15.4 million from $16.7 million for the same period in 1995. Gross profit for the three month period ended March 31, 1996 was negatively impacted by an increase in the costs of certain raw materials, primarily grains. The cost increases were partially offset by an increase in tons of pet food sold and price increases implemented throughout the quarter. Gross profit for the three month period ended March 31, 1996 was also negatively impacted by $.3 million due to increased depreciation resulting from the write up of assets in connection with the Acquisition. Gross profit as a percent of net sales for the periods declined to 13.0% from 16.2%.

  Operating Expenses. Operating expenses increased to $7.4 million in the three month period ended March 31, 1996 from $5.9 million for the same period of 1995. Selling expenses increased to $3.3 million from $3.1 million in 1995. This increase was primarily attributable to increases in promotions, volume incentive discounts and brokerage expenses resulting from increased pet food tons sold. General and administrative expenses increased to $4.1 million in the three month period ended March 31, 1996 from $2.7 million in 1995 primarily due to an increase in depreciation and amortization expenses of $.9 million in the three month period ended March 31, 1996 as a result of the Acquisition. Operating expenses as a percent of net sales increased to 6.3% from 5.7% for the same period in 1995.

Income From Operations. Income from operations decreased 26.5% or $2.9 million, to $8.0 million in the three month period ended March 31, 1996 from $10.9 million in the first quarter of 1995. This decrease was primarily due to increased depreciation and amortization expenses in the amount of $1.2 million as a result of the Acquisition in October 1995 and the negative effect of increased costs for certain raw materials.

Interest Expense. Interest expense increased to $5.9 million in the three month period ended March 31, 1996 from $1.5 million in 1995 due to interest expense on debt incurred to finance the Acquisition, and amortization costs of $.1 million related to deferred costs associated with the new debt.

Non-Recurring Charge. During the three month period ended March 31, 1996, the Company wrote off $4.8 million in non-recurring interim debt financing costs concurrent with the issuance of the $160.0 million Senior Notes.

Income Taxes. Income taxes decreased to ($1.0) million for the three month period ended March 31, 1996 from $.1 million for the first quarter of 1995. Prior to the Acquisition, the Company was organized as a sub-chapter S corporation and consequently the Company did not pay federal, state or local income taxes except in those states that did not recognize sub-chapter S status or that required payment of franchise taxes.

Liquidity and Capital Resources. The Company had working capital of $46.2 million at March 31, 1996. Net cash provided by operating activities was ($2.8) million down from $11.3 million for the same period during 1995, primarily due to lower gross profit for the first quarter of 1996, additional interest expense and non-recurring financing fees resulting from the Acquisition. Also, cash used for working capital components for the three month period ended March 31, 1996 was $9.5 million primarily due to the timing of interest payments on debt related to the Acquisition, an increase in accounts receivable due to increased volume and higher sales prices, and timing of sales promotion and volume incentive payments.

The Company maintains a $25.0 million revolving credit facility with banks which provides adequate liquidity to meet the Company's operational needs. At March 31, 1996 the Company had unused revolving credit facility in the amount of $13.7 million.

Long term debt outstanding at March 31, 1996 consisted primarily of $160.0 million, 10 5/8% Senior Notes issued March 4, 1996 and bank term notes and revolving credit notes in the combined amount of $56.0 million.

The Company is highly leveraged and has significantly increased cash requirements for debt service relating to the Senior Credit Facility and the Notes. The Company's ability to borrow is limited by the Senior Credit Facility and limitations on the incurrence of indebtedness under the indenture entered into by the Company in connection with the Senior Notes. The Company anticipates that its operating cash flow, together with amounts available to it under the Senior Credit Facility, will be sufficient to finance working capital requirements, debt service requirements and anticipated capital expenditures.

Market prices for certain commodity grains and food stocks used in the Company's production processes continued to increase significantly during the first quarter of 1996. While the Company implemented price increases for its products in the three month period ended March 31, 1996, such price increases were not sufficient to offset fully the increases in raw materials costs. Accordingly, the Company's profit margins for the first quarter of 1996 were adversely affected. In the event of further increases in raw material costs, the Company would be required to further increase sales prices for its products in order to avoid margin deterioration. There can be no assurance that any future sales price increases could be successfully implemented by the Company or as to whether any price increases implemented by the Company may affect the volume of future shipments.

Capital Expenditures. Capital expenditures for the first three months of 1996 totalled $2.4 million compared with $1.9 million during the first three months of 1995. Approximately $2.0 million of the capital expenditures for the first quarter of 1996 included the completion of an additional production line at the Joplin, Missouri manufacturing plant. Management believes that this additional capacity will provide for additional volume growth within the existing customer base and allow additional volume expansion for new customers.

It is expected that existing manufacturing facilities will not be sufficient to meet the Company's anticipated volume growth for the next several years. Accordingly, it is anticipated that capital expenditures will be required to construct or acquire additional manufacturing capacity. The Company estimates that capital expenditures for 1996 will total approximately $9 million, which includes $7 million to increase manufacturing and warehouse capacity. In addition, future increases in demand may require the Company to construct or acquire new manufacturing facilities.

                            DOANE PRODUCTS COMPANY

                                    PART II

Item 1.    Legal Proceedings


Except as described below, the Company is not a party to any material legal proceedings other than ordinary routine litigation incidental to its business, that management believes would have a material adverse affect on its financial condition or results of operations.

The Company was named as a defendant in a case styled Harvey v. Doane Products Company, which was filed in the US District Court for the Northern District of Alabama on June 7, 1995. The plaintiff alleged that the Company negligently loaded a common carrier which resulted in the death of the driver of the truck and his wife. The Company was awarded a summary judgement for this claim on April 15, 1996 and the case was dismissed.

The Company has also been named as a defendant in a wrongful death action on behalf of the wife of the driver of the truck. The plaintiff is claiming $1.3 million plus costs. The Company believes it is adequately insured for any damages that may result from such actions, however, due to the early stages of discovery in this case, a reasonable estimate of any loss can not be made at this time and therefore no provision for loss has been made in the accompanying financial statements.

Item 6.    Exhibits and Reports on Form 8-K
           (a)    Exhibits
                  27.1 Financial Data Schedule
           (b)    Reports on Form 8-K
                  None

                            DOANE PRODUCTS COMPANY

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DOANE PRODUCTS COMPANY


                                     /s/ Roy E. Hess
May           , 1996                 -------------------------------------
                                     Roy E. Hess
                                     Vice President - Finance
                                     (Principal Financial Officer and
                                     Duly Authorized Officer)

              EXHIBIT  INDEX


     27  --  Financial Data Schedule