Form 10-Q
period 1996-06-30
DOANE PRODUCTS CO
filed 1996-08-14
CIK 1002211

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from         to

                         Commission file number 0-27818

                             DOANE PRODUCTS COMPANY

State of Incorporation--Delaware     IRS Employer Identification No. 43-1350515

                       West 20th Street and Stateline Road
                             Joplin, Missouri 64801
                                 (417) 624-6166
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES      X           NO

              Common Stock outstanding June 30, 1996 - 1,000 shares
                                                      -------

                             DOANE PRODUCTS COMPANY
                                      INDEX
                                                                        Page
                                                                       ------
PART I - Financial Information

Item 1:
        Consolidated Balance Sheets -  June 30, 1996 and
          December 31, 1995                                              2
        Consolidated Statements of Operations - three and
          six months ended June 30, 1996 and June 30, 1995               3
        Consolidated Statements of Cash Flows - six months
          ended June 30, 1996 and June 30, 1995                          4
        Notes to Consolidated Financial Statements                      5-8
Item 2:
        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-11

PART II - Other Information

Item 1:
        Legal Proceedings                                               12
Item 6:
        Exhibits and Reports on Form 8-K
Signature                                                               13

                             DOANE PRODUCTS COMPANY

                                 BALANCE SHEETS
                             (dollars in thousands)

                                                                      June 30              December 31
                                                                        1996                   1995
                                                                        ----                   ----
                                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                       $     287              $    1,550
    Accounts receivable, net                                           44,191                  46,558
    Inventories                                                        26,832                  27,595
    Prepaid expenses and other                                          2,326                   2,298
                                                                        -----                   -----

        Total current assets                                           73,636                  78,001
Investments - cash value of life insurance                              1,487                   1,470
Property, net of accumulated depreciation $4,721 as of
    June 30, 1996, and $1,557 as of December 31, 1995                  92,624                  91,832

Goodwill, net of amortization                                         127,183                 129,105
Other assets                                                            9,686                   9,176
                                                                        -----                   -----
                                                                    $ 304,616              $  309,584
                                                                      =======                 =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current maturities of long-term debt                            $   9,880              $    5,505
    Accounts payable                                                   17,321                  18,883
    Accrued expenses
        Salaries and commissions                                        3,436                   2,944
        Other                                                           7,203                  11,775
                                                                        -----                  ------

            Total current liabilities                                  37,840                  39,107
Deferred compensation                                                   3,694                   4,846
Long-term debt                                                        199,858                 204,233
Deferred income taxes                                                   4,542                   1,103
Deferred credit                                                         2,043                   1,770
Senior exchangeable preferred stock                                    21,167                  18,414
Stockholder's equity:
   Common stock, par value $.01;
     authorized and issued 1,000 shares                                 -                          -
   Additional paid in capital                                         40,425                   40,425
   Retained earnings                                                  (4,953)                    (314)
                                                                      -------                   -----
                                                                      35,472                   40,111
                                                                      ------                   ------

                                                                    $ 304,616               $ 309,584
                                                                      =======                 =======

                 See accompanying notes to financial statements.

                             DOANE PRODUCTS COMPANY

                            STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                   (unaudited)
                                                           Three Month Period Ended              Six Month Period Ended
                                                                     June 30                             June 30
                                                          1996                    1995            1996             1995
                                                       (Successor)           (Predecessor)    (Successor)      (Predecessor)

Net sales                                              $ 112,881               $ 99,148        $ 231,285         $ 202,786
Cost of goods sold                                        99,956                 82,425          202,932           169,325
                                                        --------               --------        ---------         ---------

    Gross profit                                          12,925                 16,723           28,353            33,461

Operating expenses:
    Selling                                                3,470                  3,124            6,791             6,255
    General and administrative                             4,050                  3,007            8,173             5,752
                                                        --------               --------         --------          --------

            Total operating expenses                       7,520                  6,131           14,964            12,007
                                                        --------               --------          -------          --------


          Income from operations                           5,405                 10,592           13,389            21,454

Other income (expense):
   Interest income                                            63                     26              145                67
   Interest expense                                       (5,693)                (1,294)         (11,572)           (2,766)
   Non-recurring financing fees                             -                      -              (4,815)             -
   Miscellaneous                                               8                      9                7               (21)
                                                      ----------               --------        ---------        ----------

          Total other income (expense)                    (5,622)                (1,259)         (16,235)           (2,720)


Income (loss) before income taxes                           (217)                 9,333           (2,846)           18,734
Provision(benefit) for income taxes                           19                     97             (960)              195
                                                      ----------              ---------       ----------         ---------

   Net income (loss)                                   $    (236)              $  9,236        $  (1,886)        $  18,539
                                                       ==========              ========       ==========         =========

Net income (loss)                                      $    (236)              $  9,236        $  (1,886)        $  18,539
Accretion of preferred stock                                 269                   -                 538              -
Preferred stock dividend                                   1,146                   -               2,215              -
                                                       ---------              ----------       ---------           -------

Net loss applicable to common stock                    $  (1,651)                  -           $  (4,639)             -
                                                       ----------             ----------      ----------           -------

Net loss per common share available
    to common stockholder                                 (1,651)                  -              (4,639)             -
                                                        ---------             ----------       ---------            ------

Weighted average shares outstanding                        1,000                   -               1,000              -
                                                        --------              ----------        --------            ------

                 See accompanying notes to financial statements.

                             DOANE PRODUCTS COMPANY

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                   Six month                   Six month
                                                                 period ended                 period ended
                                                                 June 30, 1996                June 30, 1995
                                                                   Successor                   Predecessor
                                                                   ---------                   -----------
Cash flows from operating activities:
    Net income (loss)                                             $  (1,886)                    $  18,539

    Items not requiring (providing) cash:
       Depreciation and amortization                                  4,876                         2,420
       Non-recurring financing fees expensed                          4,815                           -
       Amortization of deferred debt issuance costs                     390                           -
       Accrued deferred compensation                                     54                        (2,485)
       (Gain) loss on sale property and equipment                         7                            35
       Deferred income taxes                                          3,439
       Change in deferred credit                                        273                           -
   Changes in working capital components                             (2,307)                       (2,616)
                                                                     -------                       -------

          Net cash provided by operating activities                $  9,661                     $  15,893
                                                                     -------                       ------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                         19                             4
    Purchase of property and equipment                               (4,009)                       (3,071)
    Increase in debt issuance costs                                  (5,403)                          -
    (Increase) decrease in other assets                              (1,531)                          121
                                                                   ---------                       -------

           Net cash used in investing activities                    (10,924)                       (2,946)
                                                                    --------                       -------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                         170,000                         2,250
   Principal payments on long-term debt                            (170,000)                       (5,675)
   Cash dividends                                                      -                          (11,077)
                                                                ------------                      --------

           Net cash provided (used) in financing activities         - 0-                          (14,502)
                                                                ------------                      --------

          Decrease in cash and cash equivalents                      (1,263)                       (1,555)
Cash and cash equivalents, beginning of period                        1,550                         2,843
                                                                      ------                        -----

Cash and cash equivalents, end of period                         $      287                      $  1,288
                                                                     =======                        =====


                 See accompanying notes to financial statements.

                             DOANE PRODUCTS COMPANY
                   Notes To Consolidated Financial Statements
                     for the six months ended June 30, 1996
                (dollars in thousands, except per share amounts)

                                   (Unaudited)
1.   Accounting policies

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 (File No. 33-98110) relating to the issuance of $160,000 principal amount Senior Notes due 2006 (the "Senior Notes"). The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 1995 financial statements included in the Form S-1 Registration Statement.

The results of operations for the six months ended June 30, 1996 and June 30, 1995 are not necessarily indicative of the results to be expected for other interim periods or the full year.

2.   Acquisition

On October 5, 1995 the Company was acquired (the "Acquisition") through the merger (the "Merger") of DPC Subsidiary Acquisition Corp. with and into the Company's predecessor (the "Predecessor") with the Company being the surviving entity ("Successor"). DPC Subsidiary Acquisition Corp. was a newly organized Delaware corporation formed for the sole purpose of effecting the Acquisition. The Company is a wholly-owned subsidiary of DPC Acquisition Corp. ("DPCAC"). The purchase price was $249,100 including existing indebtedness. The Acquisition was financed with a senior credit facility which provides term loan borrowings of $90,000 and revolving loan borrowings of up to $25,000, $120,000 of senior subordinated increasing rate notes (the"Bridge Notes"), and $30,000 of 14.25% Senior Exchangeable Preferred Stock. The Bridge Notes and $40,000 of term loan borrowings were refinanced on March 4, 1996 with the proceeds of $160,000 principal amount of the Company's 10 5/8% Senior Notes due 2006 (the "Senior Notes"). The cost of the Acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The allocation resulted in goodwill of approximately $129,000. The goodwill is being amortized over 40 years on a straight-line basis.

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

3.   Long-term debt

Long-term Debt consisted of the following:

                                       June 30, 1996        December 31, 1995

     Senior Credit Facility
        Term Loan                         46,158                 86,158
     Industrial Revenue Bonds              3,580                  3,580
     Senior Notes                        160,000                    -
     Bridge Note                             -                  120,000
                                       ---------                -------
        Total Long-term debt           $ 209,738              $ 209,738
                                       ---------              ---------
        Less Current Maturities            9,880                  5,505
                                       $ 199,858               $204,233
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

Indebtedness under the Senior Credit Facility bears interest at a rate based, at the Company's option, upon (i) the Base Rate plus 1.50% with respect to Base Rate Loans and (ii) the LIBOR Rate for one, two, three or six months plus 2.75% with respect to LIBOR Rate Loans; provided, however, the interest rates are subject to reductions in the event the Company meets certain performance targets. The Term Loan Facility bore interest at an average rate of 7.95% for the period from April 1, 1996 to June 30, 1996.

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

Senior Notes

The Senior Notes bear interest at the rate of 10 5/8% per annum, payable semiannually on March 1 and September 1 of each year, commencing on September 1, 1996. The Senior Notes are redeemable, at the Company's option, in whole or in part, from time to time, on or after March 1, 2001, initially at 105.313% of their principal amount and thereafter at prices declined to 100% at March 1, 2004 until maturity, in each case together with accrued and unpaid interest to the redemption date. In addition, at any time on or prior to March 1, 1999, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes originally issued with the net cash proceeds of one or more public equity offerings, at 109.625% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date; provided that at least $104,000 in principal amount of Senior Notes remain outstanding immediately after any such redemption. The Senior Notes are general senior unsecured obligations of the Company, ranking senior to all subordinated indebtedness of the Company and ranking pari passu in right of payment to all other senior indebtedness of the Company. Lenders under the Senior Credit Facility have claims with respect to the assets constituting collateral for such indebtedness that are effectively senior and right of payment to the claims of holders of the Senior Notes. The Senior Notes were issued pursuant to an indenture which contains covenants restricting or limiting the ability of the Company and its subsidiaries to pay dividends or make other restricted payments, incur additional indebtedness and issue preferred stock, create liens, incur dividends and other payment restrictions affecting subsidiaries, enter into mergers or consolidations, make asset sales, enter into transactions with affiliates, and engage in other lines of business. Under certain circumstances, the Company is required to offer to purchase all outstanding Senior Notes at a purchase price in cash equal to 100% of their principal amount, plus accrued and unpaid interest to the date of repurchase, with the proceeds of certain asset sales. Upon a Change of Control (as defined in the indenture relating to the Senior Notes) each holder of Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of purchase.
                                       -6-

The Senior Credit Facility prohibits the Company from repurchasing any Senior Notes upon a Change of Control.

Industrial Development Revenue Bonds

The Industrial Development Bonds with The County of Pueblo, Colorado (the "Pueblo IDRBs") were issued on October 1, 1991 in the aggregate principal amount of $4,500. The Pueblo IDRBs bear interest at a rate of 6.3% to 7.15% per annum. Principal repayments are due annually through October, 2001. The Pueblo IDRBs are secured by real estate and other property and equipment at the Pueblo, Colorado manufacturing facility.

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

Dividends on the Senior Exchangeable Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Exchangeable Preferred Stock accrete to the liquidation value of the Senior Exchangeable Preferred Stock and, at the option of the holders of a majority of the shares of Senior Exchangeable Preferred Stock, may be paid through the issuance of additional shares of Senior Exchangeable Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends on the Senior Exchangeable Preferred Stock in cash for any period prior to September 30, 2000. Cumulative dividends on Senior Exchangeable Preferred Stock that have not been paid at June 30, 1996 and December 31, 1995 are included in the carrying amount of the Senior Exchangeable Preferred Stock.

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

6.   Inventories

     The composition of inventories at the balance sheet dates was as follows:

                                 June 30, 1996           December 31, 1995
        Raw materials             $  5,706                    $  8,401
        Packaging materials          9,045                       9,480
        Finished goods            $ 12,081                       9,714
                                  --------                       -----
                                  $ 26,832                    $ 27,595
                                  ========                    ========

7.   Commitments and Contingencies

Except as described below, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, that management believes would have a material adverse affect on its financial condition or results of operations.

The Company was named as a defendant in a case styled Harvey v. Doane Products Company, which was filed in the US District Court for the Northern District of Alabama on June 7, 1995. The plaintiff alleged that the Company negligently loaded a common carrier which resulted in the death of the driver of the truck and his wife. The Company has been awarded a summary judgement for this claim on April 15, 1996 and the case was dismissed.

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

                             DOANE PRODUCTS COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Acquisition. On October 5, 1995 the Company was acquired by DPC Acquisition Corp. (the "Acquisition"). In connection with the Acquisition, the Company entered into a credit facility (the "Senior Credit Facility") with a syndicate of lenders providing for bank term loan borrowings of $90 million and revolving loan borrowings of up to $25 million. Additional financing for the Acquisition was provided by a bridge loan (the "Bridge Loan") in the amount of $120 million. On March 4, 1996 the Company issued $160 million 10 5/8% Senior Notes due 2006 (the "Senior Notes") and used the proceeds to repay the $120 million Bridge Loan and prepay $40 million of the term loan borrowings.

The Acquisition has been accounted for using the purchase method of accounting. The total purchase price of $249.1 million, including existing indebtedness (exclusive of fees and expenses of approximately $13.0 million), has been allocated to the assets and liabilities acquired based upon their respective fair values. As a result, beginning October 1, 1995, the Company recorded expenses for depreciation and amortization that are significantly in excess of historical levels. In addition, the results of operations of the Company have been significantly affected by the impact of the financing of the Acquisition, including interest expense on the indebtedness incurred under the Senior Credit Facility, the Senior Notes, and the Bridge Loan. The financial statements for periods after October 1, 1995 are presented on the Company's new basis of accounting, while the financial statements for September 30, 1995 are presented on the Company's predecessor's historical cost basis of accounting.

Prior to the Acquisition, the Company was organized as a subchapter S corporation. Consequently, the Company did not pay federal, state or local income taxes except in those states that did not recognize subchapter S status or that required payment of franchise taxes.

Results of Operations

  Net Sales. Doane Products Company derives substantially all of its revenue from the sale of private label pet food products. Net sales in the three month period ended June 30, 1996 increased 13.9% to $112.9 million from $99.1 million for the same period ended in 1995. Pet food net sales increased 18.7% to $106.4 million in the three month period ended June 30, 1996 from $89.6 million in the same period of 1995. This increase was primarily due to a 8.1% increase in pet food tons sold and price increases implemented in response to higher raw material costs. Net sales of non-manufactured products decreased 41.7% in the three month period ended June 30, 1996 due to the discontinuation of selected products. Engineering net sales increased 7.2% in the three month period ended June 30, 1996 to $2.0 million. Net sales in the six month period ended June 30, 1996 increased 14.0% to $231.3 million from $202.8 million during the same period ended in 1995 for the same reasons.

  Gross Profit. Gross profit for the three month period ended June 30, 1996 decreased 22.7% to $12.9 million from $16.7 million for the same period in 1995. Gross profit for the three month period ended June 30, 1996 was negatively impacted by an increase in the costs of certain raw materials, primarily grains. The cost increases were partially offset by an increase in tons of pet food sold and price increases implemented throughout the quarter. Gross profit for the three month period ended June 30, 1996 was also negatively impacted by $.3 million due to increased depreciation resulting from the write up of assets in connection with the Acquisition. Gross profit as a percent of net sales for the three month periods declined to 11.5% from 16.9%. Gross profit for six month period ended June 30, 1996 decreased 15.3% to $28.4 million from $33.5 million during the same period in 1995 for the same reasons.

  Operating Expenses.   Operating expenses increased to $7.5 million in the
three month period ended June 30, 1996 from $6.1 million for the same period of 1995. Selling expenses increased to $3.5 million from $3.1 million in 1995. This increase was primarily attributable to increases in promotions, volume incentive discounts and brokerage resulting from increased pet food tons sold. General and administrative expenses increased to $4.0 million in the three month period ended June 30, 1996 from $3.0 million in 1995 primarily due to an increase in depreciation and amortization expenses of $.9 million in the three month period ended June 30, 1996 as a result of the Acquisition. Operating expenses as a percent of net sales for the three month periods increased to 6.7% from 6.2% in 1995. Operating expenses increased to $15.0 million in the six month period ended June 30, 1996 from $12.0 million for the same period in 1995 for the same reasons.

Income From Operations. Income from operations decreased 49.0% or $5.2 million, to $5.4 million in the three month period ended June 30, 1996 from $10.6 million in the second quarter of 1995. This decrease was primarily due to increased depreciation and amortization expenses in the amount of $1.2 million as a result of the Acquisition in October 1995 and the negative effect of increased costs for certain raw materials. Income from operations decreased 37.6% or $8.1 million, to $13.4 million in the six month period ended June 30, 1996 from $21.5 million in the same period in 1995 for the same reasons.

Interest Expense. Interest expense increased to $5.7 million in the three month period ended June 30, 1996 from $1.3 million in 1995 due to interest expense on debt incurred to finance the Acquisition, and amortization costs of $.2 million related to deferred costs associated with the new debt. Interest expenses increased to $11.6 million in the six month period ended June 30, 1996 from $2.8 million for the same period in 1995 for the same reasons.

Income Taxes. Income taxes decreased to $.02 million for the three month period ended June 30, 1996 from $.1 million for the second quarter of 1995. The tax benefit for the six months ended June 30, 1996 was $1.0 million as compared to a tax provision of $.2 million for the same period in 1995. Prior to the Acquisition, the Company was organized as a sub-chapter S corporation and consequently the Company did not pay federal, state or local income taxes except in those states that did not recognize sub-chapter S status or that required payment of franchise taxes.

Liquidity and Capital Resources

The Company had working capital of $35.8 million at June 30, 1996. Net cash provided by operating activities was $9.7 million down from $15.9 million for the same period during 1995, primarily due to lower gross profit for the two quarters of 1996, additional interest expense and non-recurring financing fees resulting from the Acquisition.

As part of the Senior Credit Facility the Company maintains a $25.0 million revolving credit facility with banks which provides adequate liquidity to meet the Company's operational needs. At June 30, 1996 the Company had borrowing capacity in the amount of $23.7 million under the Senior Credit facility which is net of $1.3 million for outstanding letters of credit.

Long term debt outstanding at June 30, 1996 consisted primarily of $160.0 million Senior Notes and bank term notes in the amount of $46.0 million.

The Company is highly leveraged and has significantly increased cash requirements for debt service relating to the Senior Notes. The Company's ability to borrow is limited by the Senior Credit Facility and the limitations on the incurrence of the indebtedness under the indenture entered into by the Company in connection with the Senior Notes. The Company anticipates that its operating cash flow, together with amounts available to it under the Senior Credit Facility, will be sufficient to finance working capital requirements, debt service requirements and anticipated capital expenditures.

Market prices for certain commodity grains and food stocks used in the Company's production process continued to increase significantly during the second quarter of 1996. While the Company implemented price increases for its products throughout the six month period ended June 30, 1996, such price increases were not sufficient to offset fully the increases in raw materials costs. Accordingly, the Company's profit margins for the first two quarters of 1996 were adversely affected. Subsequent to June 30, 1996, the Company continued to implement price increases to its customers.

In the event of further increases in raw material costs, the Company would be required to further increase sales prices for its products in order to avoid margin deterioration. There can be no assurance that any future sales price increases could be successfully implemented by the Company or as to whether any price increases implemented by the Company may affect the volume of future shipments.

Capital expenditures for the six months ended June 30, 1996 were $4.0 million compared to $3.1 million for the same period in 1996.

It is expected that existing manufacturing facilities will not be sufficient to meet the Company's anticipated volume growth for the next several years. Accordingly, it is anticipated that capital expenditures will be required to construct or acquire additional manufacturing capacity. The Company's capital expenditure budget for the remainder of 1996 is approximately $6.6 million, which includes $5.5 million to increase manufacturing and warehouse capacity. In addition, future increases in demand may require the Company to construct or acquire new manufacturing facilities.

The Company expects to finance additional manufacturing facilities with cash flow from operations and the revolving credit facility. No assurance can be given that cash flow from operations will be sufficient to finance such expansion.

                             DOANE PRODUCTS COMPANY

                                     PART II

Item 1.    Legal Proceedings


Except as described below, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, that management believes would have a material adverse affect on its financial condition or results of operations.

The Company was named as a defendant in a case styled Harvey v. Doane Products Company, which was filed in the US District Court for the Northern District of Alabama on June 7, 1995. The plaintiff alleged that the Company negligently loaded a common carrier which resulted in the death of the driver of the truck and his wife. The Company has been awarded a summary judgement for this claim on April 15, 1996 and the case was dismissed.

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


                                            DOANE PRODUCTS COMPANY



August 14, 1996                             /s/ ROY E. HESS
                                            --------------------------------
                                            Roy E. Hess
                                            Vice President - Finance
                                            (Principal Financial Officer and
                                            Duly Authorized Officer)

                               INDEX TO EXHIBITS



         27  --  Financial Data Schedule