Form 10-Q
period 1996-09-30
DOANE PRODUCTS CO
filed 1996-11-13
CIK 1002211

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ____________

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

                         YES [X]        NO ___________

         Common Stock outstanding September 30, 1996 - 1,000 shares

                             DOANE PRODUCTS COMPANY
                                     INDEX

                                                                                                                     Page
                                                                                                                   ------
PART I - Financial Information

Item 1:
         Consolidated Balance Sheets - September 30, 1996 and December 31, 1995                                         2
         Consolidated Statements of Operations-three and nine months ended September 30, 1996 and
           September  30, 1995                                                                                          3
         Consolidated Statements of Cash Flows - nine months ended September 30, 1996 and
           September 30, 1995                                                                                           4
         Notes to Consolidated Financial Statements                                                                   5-8
Item 2:
         Management's Discussion and Analysis of Financial Condition and Results of Operations                       9-11

PART II - Other Information

Item 1:
         Legal Proceedings                                                                                             12

Item 5:

         Other Information
Item 6:
         Exhibits and Reports on Form 8-K
Signature                                                                                                              13

                             DOANE PRODUCTS COMPANY

                                 BALANCE SHEETS
                             (dollars in thousands)

                                                           SEPTEMBER 30,                       DECEMBER 31,
                                                               1996                                1995
                                                            ----------                         -----------
                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $    -                              $   1,550
   Accounts receivable, net                                     48,929                             46,558
   Inventories                                                  28,571                             27,595
   Prepaid expenses and other                                      509                              2,298
                                                             ---------                          ---------

        Total current assets                                    78,009                             78,001
Investments - cash value of life insurance                       1,495                              1,470
Property, net of accumulated depreciation $6,394
     as of September 30, 1996, and $1,557 as of
     December 31, 1995                                          91,882                             91,832

Goodwill, net of amortization                                  126,997                            129,105
Other assets                                                    11,461                              9,176
                                                             ---------                          ---------
                                                             $ 309,844                          $ 309,584
                                                             =========                          =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Bank overdraft                                           $    2,584                          $   -
   Current maturities of long-term debt                         10,431                              5,505
   Accounts payable                                             22,655                             18,883
   Accrued expenses
        Salaries and commissions                                 3,904                              2,944
        Other                                                      522                             11,775
                                                             ---------                          ---------

     Total current liabilities                                  40,096                             39,107
Deferred compensation                                            3,738                              4,846
Long-term debt                                                 203,719                            204,233
Deferred income taxes                                            6,261                              1,103
Deferred credit                                                   -                                 1,770
Senior exchangeable preferred stock                             22,624                             18,414
Stockholder's equity:
  Common stock, par value $.01;
     authorized and issued 1,000 shares                           -                                 -
  Additional paid in capital                                    40,425                            40,425
  Retained earnings                                             (7,019)                             (314)
                                                             ---------                          --------
                                                                33,406                            40,111
                                                             ---------                          --------

                                                             $ 309,844                          $309,584
                                                             =========                          ========


                See accompanying notes to financial statements.

                             DOANE PRODUCTS COMPANY

                            STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                 THREE MONTH PERIOD ENDED                NINE MONTH PERIOD ENDED
                                                       SEPTEMBER 30,                           SEPTEMBER 30,
                                                1996       |          1995                1996         |         1995
                                             (SUCCESSOR)   |     (PREDECESSOR)         (SUCCESSOR)     |     (PREDECESSOR)
                                             (unaudited)   |      (unaudited)          (unaudited)     |        (audited)
                                                           |                                           |
                                                           |                                           |
Net sales                                    $ 124,672     |         $ 91,932          $ 355,957       |      $ 294,718
Cost of goods sold                             111,965     |           75,838            314,897       |         245,163
                                             ---------     |         --------          ---------       |       ---------
    Gross profit                                12,707     |           16,094             41,060       |          49,555
                                                           |                                           |
Operating expenses:                                        |                                           |
    Selling                                      3,739     |            2,518             10,530       |           8,773
    General and administrative                   4,243     |            5,024             12,416       |          10,776
    Nonrecurring expenses                        -         |            9,440              -           |           9,440
                                             ---------     |         --------          ---------       |       ---------
       Total operating expenses                  7,982     |           16,982             22,946       |          28,989
                                             ---------     |         --------          ---------       |       ---------
     Income (loss) from operations               4,725     |             (888)            18,114       |          20,566
                                                           |                                           |
Other income (expense):                                    |                                           |
   Interest income                                  61     |               28                206       |              95
   Interest expense                             (5,601)    |             (941)           (17,173)      |          (3,707)
   Non-recurring financing fees                   -        |             -                (4,815)      |            -
   Miscellaneous                                     3     |               30                 10       |               9
                                             ---------     |         --------          ---------       |       ---------
     Total other income (expense)               (5,537)    |             (883)           (21,772)      |          (3,603)
                                                           |                                           |
Income (loss) before income taxes                 (812)    |           (1,771)            (3,658)      |          16,963
Provision (benefit) for income taxes              (203)    |               22             (1,163)      |             217
                                             ---------     |         --------          ---------       |       ---------
   Net income (loss)                         $    (609)    |         $ (1,793)         $  (2,495)      |       $  16,746
                                             =========     |         ========          =========       |       =========
                                                           |                                           |
Net income (loss)                            $    (609)    |         $ (1,793)         $  (2,495)      |       $  16,746
Accretion of preferred stock                       270     |             -                   808       |            -
Preferred stock dividend                         1,187     |             -                 3,402       |            -
                                             ---------     |         --------          ---------       |       ---------
Net loss applicable to common stock          $  (2,066)    |             -             $  (6,705)      |            -
                                             ---------     |         --------          ---------       |       ---------
Net loss per common share available                        |                                           |
    to common stockholder                       (2,066)    |             -                (6,705)      |            -
                                             ---------     |         --------          ---------       |       ---------
Weighted average shares outstanding              1,000     |             -                 1,000       |            -
                                             ---------     |         --------          ---------       |       ---------

                See accompanying notes to financial statements.

                             DOANE PRODUCTS COMPANY

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                           NINE MONTH           |           NINE MONTH
                                                           PERIOD ENDED         |          PERIOD ENDED
                                                        SEPTEMBER 30, 1996      |       SEPTEMBER 30, 1995
                                                            SUCCESSOR           |          PREDECESSOR
                                                            ---------           |          -----------
                                                           (unaudited)          |           (audited)
                                                                                |
                                                                                |
Cash flows from operating activities:                                           |
   Net income (loss)                                        $  (2,495)          |            $  16,746
                                                                                |
   Items not requiring (providing) cash:                                        |
       Depreciation and amortization                            7,388           |                3,694
       Non-recurring financing fees expensed                    4,815           |                -
       Amortization of deferred debt issuance costs               736           |                -
       Accrued deferred compensation                              (9)           |                  (93)
       (Gain) loss on sale property and equipment                  11           |                   10
       Deferred income taxes                                    5,158           |                  -
       Change in deferred credit                               (1,770)          |
       Changes in working capital components                   (8,079)          |               (7,403)
                                                             --------           |            ---------
                                                                                |
             Net cash provided by operating activities       $  5,755           |            $  12,954
                                                             --------           |            ---------
                                                                                |
Cash flows from investing activities:                                           |
   Proceeds from sale of property and equipment                    19           |                  571
   Purchase of property and equipment                          (4,956)          |               (4,224)
   Increase in debt issuance costs                             (5,403)          |                -
   (Increase) decrease in other assets                         (3,961)          |                  (24)
                                                             --------           |            ---------
                                                                                |
             Net cash used in investing activities            (14,301)          |               (3,677)
                                                             --------           |            ---------
                                                                                |
Cash flows from financing activities:                                           |
   Bank overdraft                                               2,584           |                -
   Proceeds from issuance of long-term debt                   177,000           |               (7,225)
   Principal payments on long-term debt                      (172,588)          |                 (191)
   Cash dividends                                                -              |              (13,152)
                                                             --------           |            ---------
                                                                                |
             Net cash provided (used) in financing activities   6,996           |              (20,568)
                                                             --------           |            ---------
                                                                                |
             Decrease in cash and cash equivalents             (1,550)          |              (11,291)
Cash and cash equivalents, beginning of period                  1,550           |               14,841
                                                             --------           |            ---------
                                                                                |
Cash and cash equivalents, end of period                     $   -0-            |            $   3,550
                                                             ========           |            =========



                See accompanying notes to financial statements.

                             DOANE PRODUCTS COMPANY
                   Notes To Consolidated Financial Statements
                  for the nine months ended September 30, 1996
                (dollars in thousands, except per share amounts)

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

The results of operations for the nine months ended September 30, 1996 and September 30, 1995 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

3.   Long-term debt

Long-term Debt consisted of the following:

                                                          SEPTEMBER 30, 1996                 DECEMBER 31, 1995
     Senior Credit Facility
     Term Loan                                                   44,075                            86,158
     Revolving Credit Facility                                    7,000                             -
     Industrial Revenue Bonds                                     3,075                             3,580
     Senior Notes                                               160,000                             -
     Bridge Note                                                 -                                120,000
                                                              ---------                           -------
     Total Long-term debt                                     $ 214,150                         $ 209,738
                                                              ---------                         ---------
     Less Current Maturities                                     10,431                             5,505
                                                              $ 203,719                         $ 204,233
                                                              =========                         =========


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

Indebtedness under the Senior Credit Facility bears interest at a rate based, at the Company's option, upon (i) the Base Rate plus 1.50% with respect to Base Rate Loans and (ii) the LIBOR Rate for one, two, three or six months plus 2.75% with respect to LIBOR Rate Loans; provided, however, the interest rates are subject to reductions in the event the Company meets certain performance targets. The Term Loan Facility bore interest at an average rate of 8.00% for the period from July 1, 1996 to September 30, 1996.

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

4.   Senior Exchangeable Preferred Stock

The Company has authorized 3,000,000 shares of Senior Exchangeable Preferred Stock of which the Company issued 1,200,000 shares in connection with the financing of the Acquisition.

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

Dividends on the Senior Exchangeable Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Exchangeable Preferred Stock accrete to the liquidation value of the Senior Exchangeable Preferred Stock and, at the option of the holders of a majority of the shares of Senior Exchangeable Preferred Stock, may be paid through the issuance of additional shares of Senior Exchangeable Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends on the Senior Exchangeable Preferred Stock in cash for any period prior to September 30, 2000. Cumulative dividends on Senior Exchangeable Preferred Stock that have not been paid at September 30, 1996 and December 31, 1995 are included in the carrying amount of the Senior Exchangeable Preferred Stock.

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

5.   Income (Loss) Per Common Share

Income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period. The income (loss) is decreased (increased) by preferred stock dividends and the accretion of preferred stock in calculating net income (loss) attributable to the common shareholder.

6.   Inventories

     The composition of inventories at the balance sheet dates was as follows:

                                                           SEPTEMBER 30, 1996                DECEMBER 31, 1995
     Raw materials                                             $  6,482                          $  8,401
     Packaging materials                                          9,322                             9,480
     Finished goods                                            $ 12,767                             9,714
                                                               --------                             -----
                                                               $ 28,571                          $ 27,595
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

The Company was named as a defendant in a case styled Harvey v. Doane Products Company, which was filed in the US District Court for the Northern District of Alabama on September 7, 1995. The plaintiff alleged that the Company negligently loaded a common carrier which resulted in the death of the driver of the truck and his wife. The Company has been awarded a summary judgement for this claim on April 15, 1996 and the case was dismissed.

The Company has also been named as a defendant in a wrongful death action on behalf of the wife of the driver of the truck. The plaintiff is claiming $1,250 plus costs. The Company believes it is adequately insured for any damages that may result from such actions, and therefore no provision for loss has been made in the accompanying financial statements. The Company has filed a motion for summary judgement to dismiss this claim.

                             DOANE PRODUCTS COMPANY
                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The Acquisition. On October 5, 1995 the Company was acquired by DPC Acquisition Corp. (the "Acquisition"). In connection with the Acquisition, the Company entered into a credit facility (the "Senior Credit Facility") with a syndicate of lenders providing for bank term loan borrowings of $90 million and revolving loan borrowings of up to $25 million. Additional financing for the Acquisition was provided by a bridge loan (the "Bridge Loan") in the amount of $120 million. On March 4, 1996 the Company issued $160 million 10 5/8% Senior Notes due 2006 (the "Senior Notes") and used the proceeds to repay the $120 million Bridge Loan and prepay $40 million of term loan borrowings.

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

Results of Operations

 Net Sales. Doane Products Company derives substantially all of its revenue from the sale of private label pet food products. Net sales in the three month period ended September 30, 1996 increased 35.7% to $124.7 million from $91.9 million for the same period ended in 1995. Pet food net sales increased 34.6% to $115.9 million in the three month period ended September 30, 1996 from $86.1 million in the same period of 1995. This increase was primarily due to a 17.7% increase in pet food tons sold and price increases implemented in response to higher raw material costs. Net sales of non-manufactured products increased 55.7% in the three month period ended September 30, 1996 to $6.3 million due to distribution of additional items. Engineering net sales increased 38.4% in the three month period ended September 30, 1996 to $2.4 million. Net sales in the nine month period ended September 30, 1996 increased
20.8% to $356.0 million from $294.7 million during the same period ended in 1995 primarily due to volume growth and price increases.

 Gross Profit. Gross profit for the three month period ended September 30, 1996 decreased 21.1% to $12.7 million from $16.1 million for the same period in 1995. Gross profit for the three month period ended September 30, 1996 was negatively impacted by increases in the costs of most raw materials. The cost increases were partially offset by an increase in tons of pet food sold and price increases implemented throughout the quarter. Gross profit for the three month period ended September 30, 1996 was also negatively impacted by $.3 million due to increased depreciation resulting from the write up of assets in connection with the Acquisition. Gross profit as a percent of net sales for the three month period declined to 10.2% from 17.5% for the same period in 1995. Gross profit for the nine month period ended September 30, 1996 decreased 17.1% to $41.1 million from $49.6 million during the same period in 1995 for the same reasons.

 Operating Expenses.   Operating expenses decreased to $8.0 million in the
three month period ended September 30, 1996 from $17.0 million for the same period of 1995, primarily due to nonrecurring expenses of $9.4 million related to bonuses paid by the former stockholders. Selling expenses increased to $3.7 million from $2.5 million in 1995. This increase was primarily attributable to increases in promotions, volume incentive discounts and brokerage resulting from increased pet food tons sold. General and administrative expenses decreased to $4.2 million in the three month period ended September 30, 1996 from $5.0 million in 1995 primarily due to non-recurring expenses incurred prior to the Acquisition, partially offset by an increase in depreciation and amortization expenses of $.9 million in the three month period ended September 30, 1996 as a result of the Acquisition . Operating expenses as a percent of net sales decreased to 6.4% from 18.5% for the same period in 1995 due to nonrecurring expenses of $9.4 million related to bonuses paid by the former stockholders. Operating expenses decreased to $22.9 million in the nine month period ended September 30, 1996 from $29.0 million for the same period in 1995 for the same reasons.

Income From Operations. Income from operations increased $5.6 million to $4.7 million in the three month period ended September 30, 1996 from a loss of $.9 million in the third quarter of 1995. This increase was primarily due to nonrecurring expenses of $9.4 million related to bonuses paid by the former stockholders in connection with the Acquisition in the third quarter of 1995. This was offset by increases in depreciation and amortization expenses of $1.2 million as a result of the Acquisition in October 1995 and increased costs for most raw materials for the three months ended September 30, 1996. Income from operations decreased 12.1%, or $2.5 million, to $18.1 million in the nine month period ended September 30, 1996 from $20.6 million in the same period in 1995 primarily due to increased costs for most raw materials in 1996 offset by nonrecurring expenses in 1995.

Interest Expense. Interest expense increased to $5.6 million in the three month period ended September 30, 1996 from $.9 million in 1995 due to interest expense on debt incurred to finance the Acquisition, and amortization costs of $.2 million related to deferred costs associated with the new debt. Interest expense increased to $17.2 million in the nine month period ended September 30, 1996 from $3.7 million for the same period in 1995 for the same reasons.

Income Taxes. Income taxes decreased to $(.2) million for the three month period ended September 30, 1996 from $.02 million for the third quarter of 1995. The tax benefit for the nine months ended September 30, 1996 was $1.2 million as compared to a tax provision of $.2 million for the same period in 1995. Prior to the Acquisition, the Company was organized as a sub-chapter S corporation and consequently the Company did not pay federal, state or local income taxes except in those states that did not recognize sub-chapter S status or that required payment of franchise taxes.

Liquidity and Capital Resources

The Company had working capital of $37.9 million at September 30, 1996. Net cash provided by operating activities was $3.9 million, down from $13.0 million for the same period during 1995, primarily due to lower gross profit for the three quarters of 1996, additional interest expense and non-recurring financing fees resulting from the Acquisition.

As part of the Senior Credit Facility the Company maintains a $25.0 million revolving credit facility with banks which provides adequate liquidity to meet the Company's operational needs. At September 30, 1996, the Company had borrowing capacity in the amount of $16.8 million under the Senior Credit Facility, which is net of $1.2 million for outstanding letters of credit.

Long term debt outstanding at September 30, 1996 consisted primarily of $160.0 million Senior Notes, bank term notes in the amount of $44.1 million, and bank revolving credit notes in the amount of $7.0 million.

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

Market prices for certain commodity grains and food stocks used in the Company's production process continued to increase significantly during the third quarter of 1996. While the Company implemented price increases for it's products throughout the nine month period ended September 30, 1996, such price increases were not sufficient to offset fully the increases in raw material costs. Accordingly, the Company's profit margins for the first three quarters of 1996 were adversely affected.

In the event of further increases in raw material costs, the Company would be required to further increase sales prices for its products in order to avoid margin deterioration. There can be no assurance that any future sales price increases could be successfully implemented by the Company or as to whether any price increases implemented by the Company may affect the volume of future shipments.

Capital expenditures for the nine months ended September 30, 1996 were $5.0 million compared to $4.2 million for the same period in 1995.

It is expected that existing manufacturing facilities will not be sufficient to meet the Company's anticipated volume growth for the next several years. Accordingly, it is anticipated that capital expenditures will be required to construct or acquire additional manufacturing capacity. The Company's capital expenditure budget for the remainder of 1996 is approximately $2.9 million, which includes $2.6 million to increase manufacturing and warehouse capacity. In addition, future increases in demand may require the Company to construct or acquire new manufacturing facilities.

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

The Company was named as a defendant in a case styled Harvey v. Doane Products Company, which was filed in the US District Court for the Northern District of Alabama on September 7, 1995. The plaintiff alleged that the Company negligently loaded a common carrier which resulted in the death of the driver of the truck and his wife. The Company has been awarded a summary judgement for this claim on April 15, 1996 and the case was dismissed.

The Company has also been named as a defendant in a wrongful death action on behalf of the wife of the driver of the truck. The plaintiff is claiming $1,250 plus costs. The Company believes it is adequately insured for any damages that may result from such actions, and therefore no provision for loss has been made in the accompanying financial statements. The Company has filed a motion for summary judgement to dismiss this claim.

Item 5.       Other Information

On November 12, 1996, a subsidiary of the Company, DPC International Limited, acquired approximately 50% of the issued and outstanding capital stock of Effeffe S.r.l., an Italian company that manufactures dry pet food. The total purchase price of such capital stock was approximately $2.0 million. Pursuant to the terms of such acquistion, DPC International Limited will appoint 50% of the Board of Directors of Effeffe.

Item 6.       Exhibits and Reports on Form 8-K

              (a)       Exhibits
                        27.1 Financial Data Schedule

              (b)       Reports on Form 8-K
                        None





                                      -12

                            DOANE PRODUCTS COMPANY

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DOANE PRODUCTS COMPANY



November 13, 1996                     /s/ ROY E. HESS
                                      ------------------------------------
                                      Roy E. Hess
                                      Vice President - Finance
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)

                               INDEX TO EXHIBITS

    EXHIBITS                  DESCRIPTION
    --------                  -----------
      27                  Financial Data Schedule