Form 10-K405
period 1996-12-31
DOANE PRODUCTS CO
filed 1997-03-31
CIK 1002211

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from         to
                                             --------   ---------
                         COMMISSION FILE NUMBER 0-27818


                             DOANE PRODUCTS COMPANY
             (Exact name of Registrant as specified in its charter)



                  DELAWARE                               43-1350515
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)              Identification No.)

             WEST 20TH STREET AND
                STATE LINE ROAD
                JOPLIN, MISSOURI                            64804
         (Address of principal executive offices)        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (417) 624-6166

          SECURITIES REGISTERED PURSUANT TO SECTION 12(d) OF THE ACT:

                                                NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                ON WHICH REGISTERED
              -------------------               ---------------------
                  None                                  None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of March 25, 1997, Registrant had outstanding 1,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               TABLE OF CONTENTS



                                     PART I
                                                                                                PAGE
                                                                                                ----
Item 1.   Business................................................................................ 1

Item 2.   Properties.............................................................................. 7

Item 3.   Legal Proceedings....................................................................... 9

Item 4.   Submissions of Matters to a Vote of Security-Holders.................................... 9


                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
                  Matters......................................................................... 9

Item 6.   Selected Financial Data.................................................................10

Item 7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................12

Item 8.   Financial Statements and Supplementary Data.............................................18

Item 9.   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................19


                                    PART III

Item 10.  Directors and Executive Officers of the Company........................................19

Item 11.  Executive Compensation.................................................................21

Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management.....................................................................24

Item 13.  Certain Relationships and Related Transactions.........................................26


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.......................................................................28


Signatures.......................................................................................30

Financial Information....................................................................Appendix F



                                      (i)

ITEM 1-  BUSINESS

THE COMPANY

        On October 5, 1995, the Company was acquired (the "Acquisition") through the merger of DPC Subsidiary Acquisition Corp. with and into the Company's predecessor, Doane Products Company (the "Predecessor"), which immediately merged with and into the Company (formerly known as DPC Transition Corp.), with the Company being the surviving entity. Immediately following such mergers, DPC Transition Corp. changed its name to Doane Products Company. DPC Subsidiary Acquisition Corp. and DPC Transition Corp. were both newly organized Delaware corporations formed for the sole purpose of effecting the Acquisition.

        The Company is a wholly-owned subsidiary of DPC Acquisition Corp. ("DPCAC"). DPCAC was formed to acquire the Company by a group of investors (the "Investors"), which included (a) certain members of the Company's management,
(b) Summit/DPC Partners, L.P. ("Summit"), an affiliate of Summit Capital, Inc. ("SCI"), (c) DLJ Merchant Banking Partners, L.P. and certain of its affiliates ("DLJMB"), all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), and (d) Chase Manhattan Investment Holdings, Inc. ("CMIHI"), a wholly-owned subsidiary of The Chase Manhattan Corporation.

        The purchase price for the Acquisition was $249.1 million, including existing indebtedness. The Acquisition was financed through (i) a senior credit facility consisting of a syndicate of lenders led by Mercantile Bank of St. Louis National Association ("Mercantile Bank"), which provides term loan borrowings of $90 million and revolving loan borrowings of up to $25 million (the "Senior Credit Facility"), (ii) the sale of $120 million principal amount of senior subordinated increasing rate notes of the Company (the "Bridge Notes"), and (iii) a securities purchase agreement with the Investors providing for (a) the sale of the Company's 14.25% Senior Exchangeable Preferred Stock due 2007 (the "Preferred Stock") and warrants to purchase common stock of DPCAC for $30 million, and (b) common stock of DPCAC for $27.5 million. The Bridge Notes and $40 million of term loan borrowings were refinanced on March 4, 1996, with the proceeds of $160 million of 10 5/8% Notes due 2006 (the "Notes"). As used herein, the term "Acquisition" means the acquisition of the Company by DPCAC, the refinancing of existing indebtedness and the payment of related fees and expenses.

GENERAL

        The Company manufactures and distributes its pet food products utilizing twelve manufacturing and warehouse facilities and three additional distribution warehouse facilities, all of which are located in proximity to customers, raw materials and transportation networks. This network of manufacturing and warehouse facilities reduces freight costs for raw materials and finished goods and facilitates direct store shipment programs. Since 1987, the Company has constructed six new manufacturing facilities and renovated or expanded most of its other manufacturing facilities. In constructing and renovating such facilities the Company utilizes in-house capabilities for the design, manufacture, installation and repair of its pet food manufacturing equipment, thereby reducing capital costs and start up times for plant construction and renovation.

        The Company has been the primary supplier of private label dry pet food products to Wal-Mart since 1970 and to Sam's Club since 1990. The Company utilizes a computerized order and distribution system to ship product directly from the Company's manufacturing and warehouse facilities to virtually all domestic Wal-Mart stores, a majority of which are located within 250 miles of the Company's facilities. The Company's direct ship program, which reduces customer inventory, handling and warehouse expenses, is enhanced by the location and number of the Company's facilities. The Company also offers direct shipment programs to, and utilizes electronic data interchange systems with, other customers, and believes that its experience with such programs and systems is an important competitive factor that has allowed it to attract new customers and increase sales to existing customers.

PRODUCTS AND SERVICES

        The Company's primary product is dry pet food, which generated approximately 90%, 92% and 93% of the Company's total net sales in 1994, 1995 and 1996, respectively. Non-manufactured products generated approximately 8%, 6% and 5% of the Company's total net sales in 1994, 1995 and 1996, respectively. The Company's engineering services group generated approximately 2% of the Company's total net sales in each of such years.

        Dry Pet Food Products. The Company produces, markets and distributes a wide selection of high quality dry pet food products, predominantly for dogs and cats. The Company manufactures dry pet food under approximately 200 different private labels, and also manufactures various branded products for national pet food companies. The dog food product lines have accounted for the largest portion of the Company's dry pet food shipments. Such shipments, excluding biscuits, represented approximately 86%, 85% and 84% of the Company's dry pet food shipments (tonnage) in 1994, 1995 and 1996, respectively. The Company's cat food product lines accounted for approximately 11%, 12%, and 12% of the Company's dry pet food shipments (tonnage) in 1994, 1995 and 1996, respectively.

        Non-Manufactured Products. Non-manufactured products include cat litter, canned pet products and pet treats produced by third parties. The Company receives these items at its facilities and aggregates them with the Company's manufactured products for combined shipment to certain customers. The Company provides this service as a part of its direct shipment program.

        Engineering Services Group. The Company generally utilizes its in-house engineering services group to design and supervise plant construction with the objective of reducing construction costs and ensuring quality control. The Company also designs and builds extruders, conveyors, dryers and other parts and equipment, including replacement parts, for pet food manufacturing facilities of the Company and third parties. The engineering services group includes a repair staff to provide machinery and equipment service and repair at the Company's production facilities and reduce production downtime.

SEASONALITY OF PET FOOD

        The Company's sales are somewhat seasonal. The Company typically experiences an increase in net sales during the first and fourth quarters of each year, as is typical in the pet food industry. The seasonality of the pet food business is generally attributable to cooler weather, which results in increased dog food consumption.

SALES AND DISTRIBUTION

        The Company's direct sales force seeks new accounts and negotiates with mass merchandisers, membership clubs, feed stores and specialty pet stores.
The Company generally uses independent food brokers in obtaining business from grocery stores. The Company also seeks to generate new business through the expansion of its product lines and the development of new marketing programs to existing customers.

        The Company does not own or operate any transportation equipment. Most of the Company's products are distributed utilizing its customers' transportation networks. Several of the Company's largest customers utilize the Company as a "just-in-time" supplier and maintain trailers at the Company's manufacturing and distribution facilities. The trailers are loaded and shipped either directly to individual stores or to customers' distribution centers. Customers not utilizing their own fleets either arrange their own transportation or have the Company arrange transportation on a contract basis through common carriers.

CUSTOMERS

        The Company produces, markets and distributes a wide selection of dry pet food products under private labels for approximately 300 customers, including mass merchandisers, membership clubs, national and regional grocery chains, specialty pet store chains, farm and feed store chains, and grocery and feed mill wholesalers and cooperatives. The Company also manufactures branded pet food products for national pet food companies in accordance with customer specifications and standards. In addition, the Company remarkets non-manufactured pet products, manufactures and sells pet food production equipment and parts, and fabricates other steel products to customer specifications.

        In 1996, Wal-Mart and Sam's Club accounted for 64.9% of the Company's net sales. The Company has been the primary supplier of private label dry pet food products to Wal-Mart since 1970 and to Sam's Club since 1990. A portion of the Company's sales to Wal-Mart and other customers is attributable to branded pet food products manufactured and distributed by the Company for national pet food companies.

        The Company utilizes a computerized order and distribution system to ship product directly to virtually all domestic Wal-Mart stores, a majority of which are located within 250 miles of the Company's facilities. The Company and Wal-Mart are implementing a new automated order and distribution system that will accommodate Wal-Mart's need to have frequent deliveries of products to its stores.

        The Company generally does not have written contracts with its customers. The loss of any significant customer, or customers, which in the aggregate represent a significant portion of the Company's sales, would have an adverse impact on the Company's operating results and cash flows.

COMPETITION

        The pet food business is highly competitive. The companies that produce and market the major national branded pet foods are national or international conglomerates that are substantially larger than the Company and possess significantly greater financial and marketing resources than the Company. The private label pet food products sold by the Company's customers compete for access to shelf space with national branded products on the basis of quality and price. National branded products compete principally through advertising to create brand awareness and loyalty, and, increasingly, on price. The Company expects that price competition from national branded manufacturers may occur from time to time in the future. To the extent that there is significant price competition from the national branded manufacturers or such manufacturers significantly increase their presence in the private label market, the Company's operating results and cash flow could be adversely affected. The Company also competes with regional branded manufacturers and other private label manufacturers and competes to manufacture certain products for national branded pet food companies.

RAW MATERIALS AND PACKAGING

        The principal raw materials required for the Company's manufacturing operations are bulk commodity grains and foodstocks, including corn, soybean meal, wheat middlings, meat and bone meal, and corn gluten meal. The Company generally purchases raw materials one to three months in advance. The Company generally purchases the raw material requirements of each of its manufacturing facilities locally due to the high freight cost of transporting bulk commodity products. As a result, raw material costs may vary substantially among manufacturing facilities due to local supply and demand and varying freight costs. Raw materials are generally purchased from large national commodity companies and local grain cooperatives. The Company does not maintain long-term contracts with any of its suppliers.

        Packaging is a material component of the Company's raw material costs. The Company has four main suppliers of packaging. The Company has no long term contracts with any of its packaging suppliers.

        The Company's raw material costs fluctuate, sometimes rapidly and significantly. Generally, the Company prices its pet food products based on the costs of raw materials and certain other costs plus a conversion charge (which includes a profit factor). The Company periodically adjusts its product prices based upon fluctuations in raw material costs. However, the Company's customers generally discourage frequent changes in prices and there is often a lag between raw material cost fluctuations and adjustments in sales prices. In the short-term and particularly in the event of rapid or signifciant short-term cost fluctuations, the prices at which the Company sells its products may not fully reflect cost fluctuations. There can be no assurance as to the timing or extent of the Company's ability to implement future price adjustments in the event of significantly increased raw material costs. The Company's recent experience has been that it has not been able entirely or immediately to pass through such cost increases to its customers.

The Company has utilized advance purchasing strategies and some hedging activities in an effort to mitigate its exposure to certain raw material cost increases. There can be no assurance that advance purchasing strategies and hedging activities will have the desired effect of counter-balancing raw material cost increases. Conversely, should raw material costs decrease below the costs reflected in the Company's advance purchases and hedges, such activities could adversely affect the Company's results of operations compared to what they otherwise would have been. See ITEM 7- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

RESEARCH AND DEVELOPMENT

        The Company's research and development department consists of a staff of chemists and nutritionists, a central laboratory used for research and development, and laboratories at each of the Company's production facilities used for quality control. The research and development department formulates the mix of raw materials, vitamins, and minerals, and tests the nutritional content of new products. Independent commercial kennels and catteries are used for comparison taste tests to nationally branded products to assure digestibility and palatability as well as to substantiate the nutritional content of new products.

GOVERNMENTAL REGULATION

        The Company is subject to federal, state and local laws and regulations intended to protect the public health and the environment, including air and water quality, fuel storage tanks, and waste handling and disposal. The Company considers itself to be in material compliance with applicable environmental laws and regulations currently applicable to its business and operations. Compliance with environmental laws and regulations historically has not had a material effect on the Company's capital expenditures, earnings or competitive position, and the Company does not anticipate that such compliance will have a material effect on the Company in the future. Environmental laws and regulations have changed substantially in recent years and the Company believes that the trend of more expansive and more strict environmental legislation and regulations will continue. While the Company believes it is in substantial compliance with applicable environmental and worker safety laws, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.

        The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered statutorily responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility where a hazardous substance release occurred and companies that disposed or arranged for the disposal of hazardous substances. Persons who are or were responsible for the releases of hazardous substances under CERCLA may be subject to joint, several and retroactive liability for the costs of environmental response measures. While there can be no assurance of the position that may be taken by any environmental agency with respect to the Company's past operations in connection with any CERCLA site, the Company has not received, nor does it expect to receive, any notice that it is or will be designated a potentially responsible party to any CERCLA site. Some of the Company's manufacturing facilities are located within industrial areas. In the past, nearby industries have suffered releases of hazardous substances to the environment that are the subject of CERCLA investigations.
It is possible that these neighboring environmental activities may have impacted some of the Company's properties. The Company has not been advised, nor does it expect to be advised, by any environmental agency that it is considered a potentially responsible party for the neighboring environmental conditions, and the Company has no reason to believe that such conditions would have a material adverse effect on the Company.

        The manufacturing and marketing of the Company's products are subject to regulation by federal regulatory agencies, including the Occupational Safety and Health Administration ("OSHA"), the Food and Drug Administration ("FDA") and the United States Department of Agriculture ("DOA"), and by various state and local authorities. The FDA also regulates the labeling of the Company's products. The Company procures and maintains the necessary permits and licenses in order to operate its facilities and considers itself to be in material compliance with applicable OSHA, DOA, and FDA requirements.

TRADEMARKS

        Certain of the Company's brands are protected by trademark registrations in the United States. The Company believes that its registered trademarks are adequate to protect such brand names.

EMPLOYEES

        As of December 31, 1996, the Company had approximately 1,076 employees, of which approximately 106 were management and administrative personnel and approximately 970 were manufacturing personnel. Of this number, 320 employees in three of the Company's plants were represented by labor unions at each of the plants. The collective bargaining agreement with respect to the Birmingham, Alabama plant covers 83 employees as of December 31, 1996, and expires in January 2001. The collective bargaining agreement with the Joplin, Missouri plant covers 192 employees as of December 31, 1996, and expires in February 1999. The collective bargaining agreement with the Muscatine, Iowa plant covers 45 employees as of December 31, 1996, and expires in December 1999. The Company considers its relations with its employees to be satisfactory.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        Certain of the statements set forth under ITEM 1-"BUSINESS" and ITEM 7-"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and elsewhere in this Form 10-K, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors beyond the control of the Company. These factors include, but are not limited to, the cost of raw materials and packaging, competition, the Company's continued business relationship with certain customers, the uncertainty of environmental matters, the highly leveraged condition of the Company and the various restrictive covenants to which the Company is subject.

        Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1997 and beyond could differ materially from those expressed in the forward-looking statements.

ITEM 2 - PROPERTIES

        The Company owns twelve manufacturing and warehouse facilities and operates three separate distribution warehouses, two of which are owned by the Company and the third is leased. The Company also owns its executive office building, its central laboratory, a machining facility and a steel fabrication facility, all of which are located in the Joplin, Missouri area. The manufacturing facilities are generally located in rural areas to minimize land and labor costs and to be in proximity to customers, raw materials and transportation networks, including rail transportation.

        Since 1987, the Company has constructed six new manufacturing facilities and renovated or expanded most of its other manufacturing facilities. The Company's facilities are currently operating near capacity to meet current demand. The Company anticipates that additional facilities will be necessary in order to support continued growth of the Company's business. See ITEM 7 -"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."


                  Remainder of Page Intentionally Left Blank

        The following table summarizes the Company's manufacturing and warehouse facilities.

        Location                                        Year Built    Square Footage
        --------                                        ----------    --------------
Manufacturing and Warehouse Facilities
   Muscatine, Iowa    . . . . . . . . . . . . . . . . .    1970            99,500
   Tracy, California  . . . . . . . . . . . . . . . . .    1976           110,000
   Manassas, Virginia   . . . . . . . . . . . . . . . .    1979            80,300
   San Bernardino, California   . . . . . . . . . . . .    1983           109,300
   Birmingham, Alabama (1). . . . . . . . . . . . . . .    1954           114,600
   Temple, Texas  . . . . . . . . . . . . . . . . . . .    1987           110,300
   Joplin, Missouri (2) . . . . . . . . . . . . . . . .    1989           274,000
   Tomah, Wisconsin   . . . . . . . . . . . . . . . . .    1990            78,000
   Washington Court House, Ohio   . . . . . . . . . . .    1991           135,000
   Pueblo, Colorado   . . . . . . . . . . . . . . . . .    1991            94,000
   Orangeburg, South Carolina   . . . . . . . . . . . .    1995           138,500
   Everson, Pennsylvania (3). . . . . . . . . . . . . .    1956            88,200

Distribution Warehouses
   Ocala, Florida   . . . . . . . . . . . . . . . . .      1978            78,100
   Alexandria, Louisiana  . . . . . . . . . . . . . . .    1990            33,400
   Guilderland, New York (4). . . . . . . . . . . . . .      --            43,200


(1) This facility was acquired by the Company in 1983. Major plant expansions were undertaken in 1988 and 1989.
(2) The Company's original manufacturing facility, located in Joplin, Missouri, was rebuilt in 1989.
(3) This facility was acquired by the Company in February 1997.
(4) This warehouse is leased by the Company. All other properties are owned by the Company.

         In November 1996, a subsidiary of the Company, DPC International Limited, acquired approximately 50% of the issued and outstanding capital stock of Effeffe, S.r.l., an Italian company that manufactures dry pet food. The total purchase price was approximately $2,000,000. Effeffe, S.r.l. is not treated as a consolidated subsidiary of the Company. The Company's investment is accounted for on the equity method.

         The Company has acquired an approximately forty (40) acre tract of land in Miami, Ottawa County, Oklahoma and has begun the construction thereon of a new manufacturing and warehouse facility, approximately 60,000 square feet in size. This facility has been financed through the issuance of industrial development bonds.

ITEM 3 -  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations.


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

         The Company's common stock is not registered under the Securities Act and, therefore, is not traded on a securities exchange. The Company did not sell any unregistered securities in 1996.

                  Remainder of Page Intentionally Left Blank

ITEM 6 - SELECTED FINANCIAL DATA

         The following tables present (i) selected historical financial data of the Company prior to the Acquisition ("Predecessor") as of and for each of the years ended December 31, 1992, 1993 and 1994 and the nine months ended September 30, 1995, and (ii) selected historical financial data of the Company after the Acquisition ("Successor") as of and for the three months ended December 31, 1995, and for the year ended December 31, 1996. Certain of the selected historical financial data have been derived from the financial statements included in ITEM 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The financial data set forth below should be read in conjunction with ITEM 7-"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and notes thereto included in ITEM 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

                                                        Predecessor             Predecessor    Successor     Successor
                                                        -----------             -----------    ---------    -----------
                                                                                   Nine          Three
                                                                                  Months         Months         Year
                                                  Year Ended December 31,          Ended         Ended         Ended
                                                ---------------------------    September 30,   December 31,  December 31,
                                                1992        1993       1994        1995           1995          1996
                                                ----        ----       ----    -------------   ------------  ------------
INCOME STATEMENT DATA:                                                     (DOLLARS IN THOUSANDS)
Net sales:
  Pet food  . . . . . . . . . . . . . . . .   $ 257,371  $ 304,097   $ 328,065   $ 270,049       $ 105,301    $ 468,292
  Non-manufactured products . . . . . . . .       9,644     23,782      30,625      18,844           4,408       24,337
  Engineering . . . . . . . . . . . . . . .       4,996      7,106       6,514       5,825           1,909        8,079
                                              ---------  ---------   ---------   ---------       ---------    ---------
    Total net sales . . . . . . . . . . . .     272,011    334,985     365,204     294,718         111,618      500,708
Gross profit  . . . . . . . . . . . . . . .      51,541     55,846      57,966      49,555          15,254       57,130
Selling expenses  . . . . . . . . . . . . .      12,915     12,900      11,155       8,773           3,298       14,844
General and administrative
  expenses. . . . . . . . . . . . . . . . .      13,892     12,502      12,972      10,776           4,343       17,375
Unusual items (1) . . . . . . . . . . . . .          --         --          --       9,440              --           --
Income from operations  . . . . . . . . . .      24,734     30,444      33,839      20,566           7,613       24,911
Net income (loss)(2)  . . . . . . . . . . .      23,193     28,528      31,000      16,746           1,024       (1,518)

Non-cash preferred stock dividends(3) . . .          --         --          --          --           1,069        4,670
Accretion of preferred stock(4) . . . . . .          --         --          --          --             269        1,076

OTHER DATA:
EBITDA(5) . . . . . . . . . . . . . . . . .   $  29,116  $  35,103   $  38,613   $  33,804       $  10,063    $  35,264
  Interest expense  . . . . . . . . . . . .       1,101      1,773       2,597       3,707           5,926       22,687
Non recurring finance charge(6) . . . . . .          --         --          --          --              --        4,815
Depreciation and amortization . . . . . . .       4,434      4,526       4,660       3,694           2,359       11,157
Ratio of EBITDA to interest expense . . . .          --         --          --          --             1.7x         1.6x
Ratio of earnings to fixed charges(7) . . .        22.4x      17.2x       13.1x        5.6x            1.3x          .9x
Additions to property and equipment:
  Maintenance . . . . . . . . . . . . . . .       1,059      1,888       1,891       1,290              56        2,353
  Expansion(8)  . . . . . . . . . . . . . .       5,356      2,231      10,268       2,934             730        5,548
Pet food sold (thousands of tons) . . . . .         759        897         942         774             288        1,189
Net cash provided by
  operating activities  . . . . . . . . . .      28,450     25,820      39,250      12,954           1,996       18,583
Net cash used in investing activities . . .       5,519      4,070      12,368       3,677         209,346       17,398
Net cash (used in) provided by  . . . . . .
  financing activities  . . . . . . . . . .     (26,147)   (17,768)    (16,808)    (20,568)        205,350       (2,735)

____________________
footnotes on following page

                                                         Predecessor                   Successor
                                               -------------------------------------------------------
                                                                   At December 31,
                                               -------------------------------------------------------
                                                  1992       1993        1994       1995        1996
                                               -------------------------------------------------------
                                                      (in thousands)               (in thousands)
Balance Sheet Data:
  Working capital . . . . . . . . . . . . . .   $24,175    $31,194     $35,410     $38,894    $25,578
  Total assets  . . . . . . . . . . . . . . .   101,743    117,962     142,710     309,584    338,333
  Long-term debt (including current portion)     33,823     32,776      68,436     209,738    206,603
  Preferred stock(9)  . . . . . . . . . . . .    --         --          --          18,414     24,160

  Stockholders' equity  . . . . . . . . . . .    41,420     50,148      31,759      40,111     33,247

____________________________________________________________________

(1) Represents nonrecurring bonus payments to senior management in connection with the Acquisition.

(2) Net income of Predecessor does not include any provision for federal income taxes. Prior to the Acquisition, Predecessor was organized as a subchapter S corporation. Consequently, Predecessor did not pay federal, state or local income taxes except in those states that did not recognize subchapter S status or that required the payment of franchise taxes based on income.

(3) Dividends on the Preferred Stock will be payable quarterly at a rate of 14.25% per annum and will be payable through the accretion of liquidation value or the issuance of additional shares of Preferred Stock on each dividend payment date through September 30, 2000.

(4) Represents accretion of the excess of the liquidation preference over the carrying value of the Preferred Stock.

(5) EBITDA (earnings before interest, taxes, depreciation, amortization and unusual item) is presented here not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt.

(6) Amount represents fees relating to the $120 million of Bridge Notes associated with the Acquisition. These fees were expensed in March 1996 in connection with the refinancing of the Bridge Notes with proceeds from the sale of the Notes.

(7) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary items plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of deferred financing costs and that portion of rental expense that management believes to be representative of interest.

(8) Includes the construction of new manufacturing or distribution facilities and expenditures to increase production capacity.

(9) The Preferred Stock had an initial liquidation preference of $30 million and was sold as a unit with warrants to purchase shares of common stock of DPCAC for aggregate consideration of $30 million. Approximately $12.9 million of such consideration was allocated to the value of the warrants and is recorded as stockholders' equity.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company derives substantially all of its sales from the sale of dry pet food products. The Company generally prices its pet food products based on the cost of raw materials and packaging and certain other costs plus a conversion charge (which includes a profit factor). The Company periodically adjusts prices based on fluctuations in raw material and packaging costs.
There is often a lag between the timing of changes in costs and changes in sales prices.

         Variable costs comprise a majority of the Company's pet food cost of goods sold. During 1996, 88% of pet food cost of goods sold was comprised of raw material and packaging costs with labor, insurance, utilities and depreciation comprising the remainder. Operating expenses are comprised of selling, general and administrative expenses. Selling expenses are primarily
(a) brokerage fees and (b) promotions, volume incentive discounts and rebates paid to customers. A significant portion of the Company's general and administrative expenses are relatively fixed. As a result, these expenses typically do not increase proportionately with increases in volume and product sales.

         Sales of non-manufactured products include sales of cat litter, canned pet products and pet treats produced by third parties. The Company receives these items at its manufacturing facilities and warehouses and aggregates them with the Company's products for combined shipment to certain customers. The Company provides this service as part of its direct shipment program.

         During 1996, market prices for certain commodity grains and food stocks used in the Company's production process increased significantly. While the Company implemented price increases for its products during the year, such price increases only partially offset the impact of the increases in raw material costs primarily due to the lag between the time such costs began to increase and the implementation of price increases by the Company and also due to the fact that the increases in sales prices were not sufficient to offset fully the increases in raw material costs. Accordingly, the Company's profit margins for 1996 were adversely affected. In the event of further increases in raw material costs, the Company would be required to further increase sales prices for its products in order to avoid margin deterioration. There can be no assurance that any future sales price increases could be successfully implemented by the Company or as to whether any price increases implemented by the Company might affect the volumes of future shipments.

         The Company hedges certain product commitments using forward exchange contracts. Unrealized gains and losses on commodity futures contracts are generally deferred and included in the basis of the product received. The forward exchange contracts have varying maturities, generally with none exceeding twelve months. Unrealized losses of $5.3 million were deferred on outstanding contracts at December 31, 1996.

         The Company believes that product tonnage and total gross profit are key indicators of the Company's performance because the Company's pet food products are generally priced based on the cost of raw materials and packaging plus a conversion charge. See ITEM 1 -"THE BUSINESS--Raw Materials and Packaging."

         The Company's sales are somewhat seasonal. The Company typically experiences an increase in net sales during the first and fourth quarters of each year, as is typical in the pet food industry. The seasonality of the pet food business is generally attributable to cooler weather, which results in increased dog food consumption.

         Prior to the Acquisition, the Company was organized as a subchapter S corporation. Consequently, the Company did not pay federal, state or local income taxes except in those states that did not recognize subchapter S status or that required payment of franchise taxes.

         The financial statements for the three months ended December 31, 1995, and the year ended December 31, 1996, are presented on Successor's new basis of accounting, while the financial statements for the nine months ended September 30, 1995, and prior periods are presented on Predecessor's historical cost basis of accounting. The principal differences between the financial statements for Predecessor and for Successor are increased debt expense, new depreciable basis, goodwill and corporate level taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and industrial development bonds. The Company had working capital of $25.6 million at December 31, 1996. Net cash provided by operating activities was $39.3 million, $15.0 million and $18.6 million in 1994, the twelve month period ended December 31, 1995, and in 1996, respectively. Net cash provided by (used in) borrowings was approximately $35.7 million, $140.4 million and ($3.1) million, respectively, for such periods.

         Historically, principal uses of cash have been stockholder dividends, capital expenditures and working capital. During the three year period ended December 31, 1996, the Company spent $25.6 million on capital expenditures, of which $19.5 million was used to construct additional manufacturing capacity, including a new manufacturing facility and four new production lines in existing facilities, and $6.1 million was used to maintain existing manufacturing facilities. In 1996, capital expenditures amounted to approximately $7.9 million, which amounts were used primarily to increase manufacturing capacity at the Washington Court House, Ohio, and Joplin, Missouri facilities. The Company's preliminary capital expenditure budget for 1997 is approximately $11.8 million, of which the Company has used or will use $10.2 million for the acquisition, renovation and equipping of (a) the Everson, Pennsylvania facility which was acquired in February 1997, (b) a new manufacturing facility for the production of treats in Miami, Oklahoma and (c) the completion of the Washington Court House expansion.

         It is expected that existing manufacturing facilities, notwithstanding the recent capital expenditures on new and existing facilities, will not be sufficient to meet the Company's anticipated volume growth for the next several years. Accordingly, the Company anticipates that additional facilities will be necessary in order to support continued growth of the Company's business. The Company has continued to examine alternatives for expanding its business either through construction of additional manufacturing capacity or acquisition of manufacturing assets. Such potential acquisitions could include acquisitions of operating companies. The Company intends to finance such expansions or acquisitions with borrowings under existing credit facilities, or expanded credit facilities, or the issuance of additional equity, depending on the size of the proposed expansions or acquisitions.

         As a result of the Acquisition and the sale of the Notes, the Company is highly leveraged and has significantly increased cash requirements for debt service relating to the Senior Credit Facility and the Notes. The Company's ability to borrow is limited by the Senior Credit Facility and the limitations on the incurrence of indebtedness under the Note Indenture. The Company anticipates that its operating cash flow, together with amounts available to it under the Senior Credit Facility and new industrial development bonds, will be sufficient to finance working capital requirements, debt service requirements and anticipated capital expenditures during the 1997 calendar year.

         In connection with the Acquisition, the Company entered into the Senior Credit Facility with a syndicate of lenders led by Mercantile Bank providing for term loan borrowings of $90 million (the "Term Loan Facility") and a revolving credit facility of $25 million (the "Revolving Credit Facility") that the Company will use for working capital and capital expenditures. Approximately $84.3 million of the Term Loan Facility was advanced to the Company at the time of the Acquisition, $1.8 million was advanced on December 29, 1995 to repay certain industrial development bonds and an additional $3.1 million was advanced in 1996 to redeem additional industrial development bonds. The Senior Credit Facility was amended on February 28, 1996 to modify, among other things, certain covenants, the maturity date and the repayment schedule. In conjunction with such amendment, the Company repaid $40 million in principal amount of term loan borrowings with a portion of the proceeds of the sale of the Notes. The Senior Credit Facility was also amended on June 28, 1996 to modify certain financial covenants.

         Mandatory repayments under the Term Loan Facility, as amended, are required to be made on a quarterly basis. Such repayments commenced on September 30, 1996, with two quarterly payments of $2.1 million having been paid in 1996, and which will increase to $2.6 million per quarter in 1997, $2.9 million per quarter in 1998 and 1999, $3.7 million in the first two quarters of 2000 with the balance due in September 2000. In addition, the Company is required to make annual payments equal to a specified percentage of cash flow based on certain levels of indebtedness. The Term Loan Facility and the Revolving Credit Facility mature on September 30, 2000. The Company is required to make payments under the Revolving Credit Facility sufficient to reduce total amounts outstanding under the Revolving Credit Facility to specified levels for 30 consecutive days in each year. Substantially all of the Company's assets are pledged to secure the performance of the Company's obligations under the Senior Credit Facility.

RESULTS OF OPERATIONS

         The following discussion is based on the historical financial statements included in ITEM 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The results for the three months ended December 31, 1995 and the year ended 1996 reflect the Acquisition, which has been accounted for using the purchase method of accounting. The total purchase price of $249.1 million, including existing indebtedness (exclusive of fees and expenses of approximately $13.0 million), was allocated to the assets and liabilities acquired based upon their respective fair values. As a result, beginning October 1, 1995, the Company recorded expenses for depreciation and amortization significantly in excess of historical levels recorded by the Predecessor. In addition, the results of operations of the Company have been significantly affected by the impact of the financing of the Acquisition, including interest expense on the indebtedness incurred under the Senior Credit Facility, the Bridge Notes and the Notes.

         The historical combined results of operations of the Company for the twelve month period ended December 31, 1995 and the year ended December 31, 1996 are not directly comparable to the results of operations of Predecessor due to the effects of the Acquisition.




                                                                                        1995               1996
                                 Predecessor      Predecessor       Successor         Combined           Successor
                              ----------------   --------------  --------------   ----------------    ----------------
                                                  Nine Month      Three Month       Twelve Month
                                Year Ended       Period Ended     Period Ended      Period Ended        Year Ended
                                December 31,     September 30,    December 31,      December 31,        December 31,
                                    1994              1995            1995             1995                1996
                              ----------------   --------------  --------------   ----------------    ----------------
                                                             (dollars in millions)
Net sales . . . . . . . . . . $ 365.2  100.0%        $294.7          $ 111.6      $406.3    100.0%   $ 500.7    100.0%
Cost of sales . . . . . . . .   307.2   84.1          245.1             96.4       341.5     84.0      443.6     88.6
                              -------  -----         ------          -------      ------    -----     ------    -----
Gross profit  . . . . . . . .    58.0   15.9           49.6             15.2        64.8     15.9       57.1     11.4
Operating expenses:
  Selling   . . . . . . . . .    11.2    3.1            8.8              3.3        12.1      3.0       14.8      2.9
  General and administrative     13.0    3.6           10.8              4.3        15.1      3.7       17.4      3.5
  Unusual item  . . . . . . .      --     --            9.4               --         9.4      2.3         --       --
                              -------  -----         ------          -------      ------    -----      -----     -----
     Total operating expenses    24.2    6.7           29.0              7.6        36.6      9.0       32.2       6.4
Income from operations. . . .    33.8    9.2           20.6              7.6        28.2      6.9       24.9       5.0
Interest expense  . . . . . .     2.6    0.7            3.7              5.9         9.6      2.4       22.7       4.5
Non-recurring finance charge.      --     --             --               --          --       --        4.8       0.9
Other expense (income). . . .    (0.1)   0.0           (0.1)            (0.1)       (0.2)     0.0       (0.2)      0.0
                              -------  -----         ------          -------     -------    -----     ------     -----
Income before income taxes. .    31.3    8.5           17.0              1.8        18.8      4.6       (2.4)     (0.4)
Provision for income taxes. .    0.4     0.1            0.2              0.8         1.0      0.0       (0.9)     (0.1)
                              -------  -----         ------          -------     -------    -----     ------     -----
Net income (loss)(1) . . . .  $  30.9    8.4%        $ 16.8          $   1.0     $  17.8      4.4%    ($ 1.5)    ( 0.3%)
                              =======  =====         ======          =======     =======    =====     ======     =====

___________

(1) For Predecessor, net income does not include any provision for federal income taxes.

         Year Ended December 31, 1996 Compared to Combined Twelve Month Period Ended December 31, 1995.

         The following table sets forth the Company's net sales for each sales component and gross profit for the year ended December 31, 1996 and the combined twelve month period ended December 31, 1995:


                                                                Combined
                                                              Twelve Month
                                                              Period Ended    Year Ended
                                                              December 31,   December 31,        %
                                                                  1995           1996          Change
                                                              ------------------------------------------
Net sales:
     Pet food . . . . . . . . . . . . . . . . . . . . . . .    $   375.4       $   468.3           24.7%
   Non-manufactured products  . . . . . . . . . . . . . . .         23.2            24.3            4.7
   Engineering  . . . . . . . . . . . . . . . . . . . . . .          7.7             8.1            5.2
                                                               ---------       ---------          -----
                 Total  . . . . . . . . . . . . . . . . . .    $   406.3       $   500.7           23.2%
                                                               =========       =========          =====
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .    $    64.8       $    57.1          (11.9)%



         Net sales. Net sales in 1996 increased 23.2% to $500.7 from $406.3 million in the twelve month period ended December 31, 1995. Pet food net sales increased 24.7% to $468.3 million in 1996 from $375.4 million in the twelve month period ended December 31, 1995. This increase was primarily due to a 12.0% increase in tons sold, of which 2.2% represents new business, and price increases implemented throughout the year in response to higher raw material costs. Net sales of non-manufactured products increased 4.7% in 1996 to $24.3 million due to distribution of additional items. Engineering net sales increased 5.2% in 1996 to $8.1 million.

         Gross profit. Gross profit for 1996 was negatively impacted by increases in the costs of most raw materials. The cost increases were partially offset by an increase in tons of pet food sold and price increases implemented throughout the year. Gross profit for 1996 was also negatively impacted by $1.9 million due to increased depreciation resulting from the write-up of assets in connection with the Acquisition. Gross profit as a percent of net sales for the periods declined primarily due to decreased margins on pet food sales.

         Operating expenses. Operating expenses decreased 12.0% to $32.2 million in 1996 from $36.6 million in the twelve month period ended December 31, 1995. This was due primarily to the nonrecurrence in 1996 of $9.4 million of unusual expenses recorded as of September 30, 1995 in connection with the Acquisition. Selling expenses increased to $14.8 from $12.1 million in the twelve month period ended December 31, 1995. This increase was primarily attributable to a $1.9 million increase in promotions, volume incentive discounts, rebates and brokerage fees resulting from increased pet food tons sold. General and administrative expenses increased to $17.4 million in 1996 from $15.1 million in the twelve month period ended December 31, 1995, primarily due to additional depreciation and amortization expenses in the amount of $2.6 million incurred in connection with the Acquisition. Operating expenses as a percent of net sales decreased to 6.4% from 9% in the twelve month period ended December 31, 1995.

         Income from operations. Income from operations decreased 11.7% or $3.3 million, to $24.9 million in 1996 from $28.2 million in the twelve month period ended December 31, 1995. Income from operations as a percent of net sales decreased to 5.0% in 1996 from 6.9% in the twelve month period ended December 31, 1995 primarily as a result of lower pet food margins and increased depreciation and amortization expense.

         Nonrecurring Charge. 1996 reflects $4.8 million in nonrecurring interim debt financing costs written off concurrent with the issuance of the Notes.

         Interest expense. Interest expense increased to $22.7 million in 1996 from $9.6 million in the twelve month period ended December 31, 1995 due to the debt incurred to finance the Acquisition.

         Net income. Net income (loss) decreased to $(1.5) million in 1996 from $17.8 million in the twelve month period ended December 31, 1995, as a result of lower pet food margins, increased interest, depreciation and amortization expenses and nonrecurring financing fees.

Combined Twelve Month Period Ended December 31, 1995 Compared to Year Ended December 31, 1994

         The following table sets forth the Company's net sales for each sales component and gross profit for the combined twelve month period ended December 31, 1995 and the year ended December 31, 1994:

                                                                              Combined
                                                                             Twelve Month
                                                               Year Ended    Period Ended
                                                              December 31,   December 31,      %
                                                                  1994           1995        Change
                                                             --------------------------------------
Net sales:
         Pet food . . . . . . . . . . . . . . . . . . . . .   $   328.1       $   375.4      14.4%
  Non-manufactured products   . . . . . . . . . . . . . . .        30.6            23.2     (24.2)
  Engineering   . . . . . . . . . . . . . . . . . . . . . .         6.5             7.7      18.5
                                                              ---------       ---------     -----
             Total  . . . . . . . . . . . . . . . . . . . .   $   365.2       $   406.3      11.3%
                                                              =========       =========     =====
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .   $    58.0       $    64.8      11.7%

         Net sales. Net sales in the twelve month period ended December 31, 1995 increased 11.3% to $406.3 million from $365.2 million in 1994. Pet food net sales increased 14.4% to $375.4 million in the twelve month period ended December 31, 1995 from $328.1 million in 1994. This increase was primarily due to a 12.7% increase in pet food tons sold and price increases implemented in the last three months of 1995 in response to higher raw material costs. Net sales of non-manufactured products decreased 24.2% in the twelve month period ended December 31, 1995 due to the discontinuation of selected products. Engineering net sales increased 18.5% in the twelve month period ended December 31, 1995 to $7.7 million primarily due to increased sales for export.

         Gross profit. Gross profit for the twelve month period ended December 31, 1995 increased 11.7% to $64.8 million from $58.0 million in 1994. The increase was primarily due to the increase in pet food tons sold. Gross profit for the twelve month period ended December 31, 1995 was negatively impacted by $280,000 due to increased depreciation resulting from the write-up of assets in connection with the Acquisition. Gross profit as a percent of sales for the periods was approximately equal.

         Operating expenses. Operating expenses increased to $36.6 million in the twelve month period ended December 31, 1995 from $24.2 million in 1994. This was due primarily to the incurrence of $9.4 million of unusual expenses recorded as of September 30, 1995 in connection with the Acquisition. Selling expenses increased to $12.1 million from $11.2 million in 1994. This increase was attributable to a $0.9 million increase in promotions, volume incentive discounts and rebates resulting from increased pet food tons sold. General and administrative expenses increased to $15.1 million in the twelve month period ended December 31, 1995 from $13.0 million in 1994 primarily due to increased depreciation and amortization expense in the three months ended December 31, 1995 resulting from the Acquisition and increases in quality control and pension plan expenses during 1995. Operating expenses as a percent of net sales increased to 9% from 6.7% in 1994.

         Income from operations. Income from operations decreased 16.6% or $5.6 million, to $28.2 million in the twelve month period ended December 31, 1995 from $33.8 million in 1994. This decrease was the result of the $9.4 million unusual item and approximately $1 million of incremental depreciation and amortization expense recorded in the three month period ended December 31, 1995 in connection with the Acquisition. Excluding the unusual item, income from operations would have increased by $3.8 million. Income from operations as a percent of net sales decreased to 6.9% from 9.2% in 1994 as a result of the unusual item and increased depreciation and amortization expense resulting from the Acquisition.

         Interest expense. Interest expense increased to $9.6 million in the twelve month period ended December 31, 1995 from $2.6 million in 1994 due to the debt incurred in the three months ended December 31, 1995 to finance the Acquisition.

         Net income. Net income decreased to $17.8 million in the twelve month period ended December 31, 1995 from $30.9 million in 1994 as a result of the $9.4 million unusual item and increased interest expense and depreciation and amortization expense resulting from the Acquisition.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the information beginning on page F-1, which is filed as part of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None


                                    PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to the executive officers and directors of the Company and the directors of DPCAC:

               NAME                               AGE                   POSITION
               ----                               ---                   --------
George B. Kelly . . . . . . . . . . . . . . .     47        Chairman of the Board and Director
Bob L. Robinson . . . . . . . . . . . . . . .     59        President and Chief Executive Officer and Director
Thomas R. Heidenthal  . . . . . . . . . . . .     45        Senior Vice President and Chief Financial Officer
Terry W. Bechtel  . . . . . . . . . . . . . .     54        Vice President -- Administration
Earl R. Clements  . . . . . . . . . . . . . .     46        Vice President -- Production
Roy E. Hess . . . . . . . . . . . . . . . . .     52        Vice President -- Finance
Stephen D. Wawrzyniak . . . . . . . . . . . .     47        Vice President -- Technical Services
Dick H. Weber . . . . . . . . . . . . . . . .     55        Vice President -- Sales
Peter T. Grauer . . . . . . . . . . . . . . .     51        Director
Jeffrey C. Walker . . . . . . . . . . . . . .     41        Director
M. Walid Mansur . . . . . . . . . . . . . . .     37        Director
Andrew H. Rush  . . . . . . . . . . . . . . .     39        Director

         All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Certain of the directors above are designated pursuant to an agreement among the Investors.

         George B. Kelly has been Chairman of the Board of the Company since October 5, 1995 and Chairman of the Board of DPCAC since June 1995. Mr. Kelly has been the Chairman of the Board of SCI since July 1990. Mr. Kelly currently is a director of American Tower Corp., Independent Gas Company Holdings, and other private companies.

         Bob L. Robinson joined the Company in August 1960 and has served as President and Chief Executive Officer of the Company since March 1992. Mr. Robinson became a director of the Company and DPCAC on October 5, 1995. Prior to being named President and Chief Executive Officer, Mr. Robinson served as Executive Vice President from January 1976 through February 1992.

         Thomas R. Heidenthal joined the Company on March 3, 1997. Prior to joining the Company, Mr. Heidenthal served as Vice President Finance and Administration of TA Instruments, Inc. Mr. Heidenthal is a Certified Public Accountant.

         Terry W. Bechtel has served as Vice President -- Administration of the Company since March 1990. Mr. Bechtel joined the Company in June 1973 and served as Vice President -- Sales from September 1976 through February 1990.

         Earl R. Clements has served as Vice President -- Production of the
Company since 1987.   Mr. Clements joined the Company in 1968 and has held
several managerial positions in the Company's various production facilities prior to serving as Vice President -- Production.

         Roy E. Hess joined the Company in April 1974 and has served as Vice President -- Finance of the Company since July 1978. Mr. Hess is a Certified Public Accountant.

         Stephen D. Wawrzyniak has been Vice President -- Technical Services of the Company since February 1984. Mr. Wawrzyniak joined the Company in February 1976.

         Dick H. Weber has served as Vice President -- Sales of the Company since March 1990. Mr. Weber joined the Company in September 1988. Prior to joining the Company, Mr. Weber was regional sales manager for Fort Howard Paper Company.

         Peter T. Grauer has been a director of the Company and DPCAC since October 5, 1995 and has been a Managing Director of DLJ Merchant Banking, Inc. since September 1992. From April 1989 to September 1992, he was a Co-Chairman of Grauer & Wheat, Inc., an investment firm specializing in leveraged buyouts. Prior thereto, Mr. Grauer was a Senior Vice President of DLJSC. Mr. Grauer is a director of EZ Buy and EZ Sell Recycler Corporation, Total Renal Care, Inc., OSF Holdings Inc., S.D. Warren Company, Jitney-Jungle Stores of America, and Bloomberg L.P.

         Jeffrey C. Walker has been a director of the Company and DPCAC since April 1996. Mr. Walker has been Managing General Partner of Chase Capital Partners, the private equity investment arm of The Chase Manhattan Corporation, since 1984. Mr. Walker is a director of the Monet Group, Inc., 800-Flowers, Guitar Center, Timothy's Coffee, Beylik Drilling, PTN Holding Corporation, Six Flags Theme Park, Inc. and Harris Chemical.

         M. Walid Mansur has been a director of the Company and DPCAC since October 5, 1995. Mr. Mansur has served as the president of Drafil Investments Inc. since 1990, has been a managing director of Aspen Venture Partners since 1993.

         Andrew H. Rush has been a director of the Company and DPCAC since October 5, 1995 and a Managing Director of DLJ Merchant Banking, Inc. since January 1997. From May 1992 until January 1997, Mr. Rush was Senior Vice President of DLJ Merchant Banking, Inc. From January 1989 to May 1992, Mr. Rush held various titles at DLJSC.

ITEM 11 -  EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation provided by the Company to its Chief Executive Officer and certain other persons serving as executive officers during 1995 and 1996 who earned $100,000 or more in combined salary and bonus during such year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                               Annual Compensation (1)
                                                              ----------------------
                                            Fiscal            Salary           Bonus               All Other
         Name & Principal Position           Year              ($)              ($)             Compensation (2)
         -------------------------           ----             ------           -----            ----------------
Bob L. Robinson,
  President and Chief Executive Officer     1996            $366,000         $420,289
                                            1995             366,000          575,784              $4,048,265 (3)

Roy E. Hess,                                1996             168,000           46,200
  Vice President-Finance                    1995             168,000           75,000              $1,350,561 (4)

Terry W. Bechtel,                           1996             198,000           45,000
  Vice President-Administration             1995             198,000           45,000              $1,350,561 (4)

Dick H. Weber,                              1996             156,800           43,120
  Vice President-Sales                      1995             156,800           74,480              $1,350,561 (4)

Earl R. Clements,                           1996             168,000           46,200
  Vice President-Production                 1995             168,000           75,000              $1,350,561 (4)


(1) Amounts exclude perquisites and other personal benefits because such compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each executive officer.

(2) Amount includes health and life insurance premiums paid by the Company on behalf of the executive officer.

(3) Includes a payment of $4,046,173 made by the Company to Mr. Robinson in connection with the Acquisition.

(4) Includes a payment of $1,348,469 made by the Company to such person in connection with the Acquisition.


EMPLOYMENT AGREEMENT WITH THE PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Mr. Bob Robinson and the Company entered into an employment agreement effective as of September 1, 1994 (the "Employment Agreement") pursuant to which Mr. Robinson serves as President and Chief Executive Officer of the Company. The term of the Employment Agreement is for five years. The Employment Agreement, as amended on August 31, 1995, provides for Mr. Robinson to receive an annual salary of $366,000. In addition, Mr. Robinson is entitled to receive an annual bonus equal to 1% of the first $20,000,000 or part thereof, of the Company's annual net income before interest and taxes plus 2% of the Company's annual net income before interest and taxes in excess of $20,000,000 prorated for the portion of the year Mr. Robinson was employed. The Employment Agreement provides for a five year non-competition agreement commencing upon termination of Mr. Robinson's employment with the Company. Mr. Robinson was paid a one-time bonus of $4,046,173 by the Company's predecessor in connection with the Acquisition. Mr. Robinson is not entitled to any additional bonus in the event of any future Change of Control of the Company. The Employment Agreement is subject to early termination by the Company for cause or upon the death or disability of Mr. Robinson. If the Employment Agreement is terminated without cause by the Company, Mr. Robinson is entitled to receive the base salary and bonus he would have received until the end of his employment term.

         Mr. Robinson will be entitled to supplemental retirement benefits at the conclusion of his term of employment. The benefits are payable for 10 years and the annual payments are equal to the difference between the lesser of $200,000 or 43% of Mr. Robinson's base salary and bonus payment for the year before his termination of employment with the Company and the annual benefit Mr. Robinson will be entitled to receive under the Company's Employee Retirement Plan. Currently, the Company estimates that Mr. Robinson's annual benefit under the Company's Employee Retirement Plan will be at least $120,000.

EMPLOYMENT AGREEMENTS WITH OTHER EXECUTIVE OFFICERS

         The Company entered into employment agreements with Messrs. Hess, Bechtel, Clements and Weber on June 1, 1994. The terms of such employment agreements are substantially similar except for salary amounts. Each employment agreement provides for a term of three years. The employment agreements provide for annual salaries of $168,000, $198,000, $168,000, and $156,000 for Messrs. Hess, Bechtel, Clements and Weber, respectively. Each executive officer's bonus is 2.5% of such officer's base salary for each one million dollars, or part thereof, by which the Company's net income before interest and taxes for the Company's most recent fiscal year exceeds $20,000,000. Pursuant to such employment agreements, Messrs. Hess, Bechtel, Clements and Weber were each paid one- time bonuses of $1,348,469 by the Company's predecessor in connection with the Acquisition. Each agreement generally limits aggregate salary and bonus to $243,000. Messrs. Hess, Bechtel, Clements and Weber are not entitled to any additional bonuses in the event of future changes in control of the Company. The employment agreements are subject to early termination by the Company for cause or upon the death or disability of the executive officer. If an employment agreement is terminated without cause by the Company, an executive officer is entitled to receive the base salary and bonus he would have received until the end of his employment term. The Company intends to enter into a three-year employment agreement with Mr. Heidenthal.

MANAGEMENT OWNERSHIP; STOCK PURCHASE AND STOCK OPTION PLANS

         Effective as of November 1, 1996, DPCAC adopted the DPC Acquisition Corp. Management Stock Purchase Plan (the "Stock Purchase Plan") and the DPC Acquisition Corp. 1996 Stock Option Plan (the "Stock Option Plan"). As a result of the implementation of the

Stock Purchase Plan, DPCAC has sold 50,000 shares of Class A Common Stock under the Stock Purchase Plan to certain key employees for $10.00 per share.
Such employees are in addition to the five members of senior management who purchased Class A Common Stock in connection with the Acquisition. Additionally, under the 1996 Stock Option Plan, DPCAC issued options, with a term of ten years, covering up to 374,750 shares of Class A Common Stock to certain key employees. With respect to such key employees who are also Named Executive Officers, Mr. Robinson was issued options covering up to 125,000 shares of Class A Common Stock, and Messrs. Bechtel, Clements, Hess and Weber were each issued options covering up to 32,000 shares of Class A Common Stock.


EMPLOYEE RETIREMENT PLAN

         Certain employees of the Company, including each of its executive officers, are participants in the Company's Employee Retirement Plan (the "Retirement Plan"). The Retirement Plan is a noncontributory, tax-qualified plan and provides that the normal retirement age is 65, or the end of the fifth year of participation in the plan, if later. The amount of pension payable at normal or later retirement under the Retirement Plan is based on the employee's years of service with the Company (up to 35 years) and the employee's average monthly compensation (based on the employee's highest five consecutive calendar years within the last 10 years of participation). An employee's normal retirement benefit will be a monthly benefit equal to .85% of the employee's average monthly compensation multiplied by the employee's years of service (up to 35 years), plus .65% of the employee's average monthly compensation in excess of $650 multiplied by the employee's years of service (up to 35 years).

         At December 31, 1996, the following individuals had the number of years of service indicated: Mr. Robinson, 36 years; Mr. Hess, 23 years; Mr. Bechtel 23 years; Mr. Weber, 9 years; and Mr. Clements, 28 years. The Internal Revenue Code of 1986, as amended, places certain maximum limitations on the amount of benefits that may be payable under tax qualified plans, such as the Retirement Plan. In addition, compensation in excess of $160,000 annually may not be taken into account in determining the benefits. In general, annual benefits may not exceed $125,000 per year from the Retirement Plan with such limit adjusted periodically to reflect cost of living increases.

NON-QUALIFIED SALARY CONTINUATION AGREEMENTS

         The Company has entered into agreements with the Chief Executive Officer and each executive officer to provide benefits to such employees or their beneficiaries in the event of the death of the employee or retirement by the employee at age 65 or on or after age 55 with 20 years of service with the Company. If the employee remains employed until age 65, the employee (or the employee's beneficiary) will receive an annual retirement benefit payable for 10 years in accordance with a specified formula. If the employee terminates employment before age 65 but after age 55 and with 10 years of service with the Company, the employee's retirement benefit will be reduced in accordance with percentages specified in the agreement, depending upon the employee's age at retirement ranging from 94.3% at age 65 to 55.8% at age 55.

DIRECTOR COMPENSATION

         Directors receive no compensation for serving on the Board of Directors.

BOARD COMPENSATION COMMITTEE

         The Compensation Committee consists of Messrs. Grauer, Walker, Mansur, each of whom is a non-employee director of the Company. The Compensation Committee administers the Company's Stock Option Plan, and in this capacity makes all option grants or awards to Company employees, including executive officers, under such plan. In addition, the Compensation Committee is responsible for making recommendations to the Board of Directors with respect to the compensation of the Company's Chief Executive Officer and its other executive officers, and is responsible for the establishment of policies dealing with various compensation and employee benefit matters for the Company.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          For transactions with Compensation Committee members Grauer and Mansur, see ITEM 13- "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Transactions with DLJMB and its Affiliates" and "Transactions with M. Walid Mansur".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

          All the issued and outstanding shares of common stock of the Company are held by DPCAC. As of March 25, 1997, the Company had 1,200,000 shares of Preferred Stock issued and outstanding, 1,000,000 of which were held by DLJMB and 200,000 of which were held by CMIHI. The following table sets forth the ownership of the issued and outstanding shares of Class A Common Stock, par value $.0001 per share, and Class B Common Stock, par value $.0001 per share, of DPCAC (the Class A Common Stock and the Class B Common Stock are collectively referred to herein as the "DPCAC Common Stock") by each person who is a director of the Company or DPCAC, each of the Named Executive Officers, all persons that are directors and executive officers of the Company and DPCAC as a group, and each owner of more than 5% of the outstanding shares of such DPCAC Common Stock as of March 25, 1997. The Class B Common Stock is non-voting. Except as otherwise discussed below, each of the directors, executive officers, and 5% stockholders has sole voting and investment power with respect to all shares indicated as being owned by such person. For information regarding the Investors' Agreement, see ITEM 13- "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Investors' Agreement."


                                                                                             Percent of
                                                                           Shares of         Outstanding
                                                                          Common Stock       Common Stock
                       Name of Beneficial Owner(1)                        of DPCAC(2)          of DPCAC
                       ---------------------------                        ------------       ------------
 Summit/DPC Partners, L.P.(3)  . . . . . . . . . . . . . . . . . . . .       720,000              25.7%
 DLJMB(4)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,128,732              28.7
 CMIHI(5)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       915,746              30.3
 Laura Hawkins Mansur. . . . . . . . . . . . . . . . . . . . . . . . .       828,000              29.6
 Peter T. Grauer(4)  . . . . . . . . . . . . . . . . . . . . . . . . .     1,128,732              28.7
 George B. Kelly(3)  . . . . . . . . . . . . . . . . . . . . . . . . .       720,000              25.7
 Jeffrey C. Walker(5). . . . . . . . . . . . . . . . . . . . . . . . .       915,746              30.3
 M. Walid Mansur(6)  . . . . . . . . . . . . . . . . . . . . . . . . .       828,000              29.6
 Andrew H. Rush(4)   . . . . . . . . . . . . . . . . . . . . . . . . .     1,128,732              28.7
 Bob L.  Robinson(7) . . . . . . . . . . . . . . . . . . . . . . . . .       225,000               8.0
 Terry W. Bechtel  . . . . . . . . . . . . . . . . . . . . . . . . . .        50,000               1.8
 Earl R. Clements. . . . . . . . . . . . . . . . . . . . . . . . . . .        70,000               2.5
 Roy E. Hess . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        72,000               2.6
 Dick H. Weber . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,000               1.4
 All executive officers and directors as a group (11 persons)  .           4,054,478              97.0

_________________

(1) The address of Summit/DPC Partners, L.P. and Mr. Kelly is 8 Greenway Plaza, Suite 714, Houston, Texas 77046. The address of DLJMB and Messrs. Grauer and Rush is 277 Park Avenue, New York, New York 10172. The address of CMIHI and Mr. Walker is 380 Madison Avenue, 12th Floor, New York, New York 10017. The address of Laura Hawkins Mansur and Mr. Mansur is 5602 Indian Circle, Houston, Texas 77056. The address of Messrs. Bechtel, Clements, Hess, Robinson, Wawrzyniak and Weber is West 20th St. and State Line Road, Joplin, Missouri 64801.

(2) The shares listed are shares of DPCAC's Class A Common Stock unless otherwise noted.

(3) Summit/DPC Partners, L.P. is a limited partnership of which Summit Capital, Inc. serves as the general partner. Mr. Kelly, a director of DPCAC and the Company, is Chairman of the Board and a stockholder of SCI. Mr. Kelly may be deemed to beneficially own the shares indicated because of Mr. Kelly's affiliation with Summit/DPC Partners, L.P. Mr. Kelly disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 under the Exchange Act.

(4) All of the shares indicated as owned by DLJMB are shares that may be acquired by DLJMB within 60 days pursuant to the exercise of warrants. Of the shares indicated, warrants to purchase 531,687, 237,740, 13,784, 214,410 and 131,111 shares are held by DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc. and DLJ First ESC L.L.C., respectively. DLJMB is a limited partnership, the general partner of which is DLJ Merchant Banking, Inc., an affiliate of DLJSC. Messrs. Grauer and Rush are both directors of DPCAC, and each serves as a Managing Director of DLJ Merchant Banking, Inc. and, as such, may be deemed to beneficially own such shares. Messrs. Grauer and Rush disclaim beneficial ownership of such shares within the meaning of Rule 13d-3 under the Exchange Act.

(5) Represents shares held by CMIHI and related parties. Of the 915,746 shares indicated as owned by CMIHI, 107,000 are shares of Class A Common Stock, 583,000 are shares of Class B Common Stock and 225,746 are shares issuable within 60 days upon exercise of warrants. CMIHI is an affiliate of The Chase Manhattan Corporation. Mr. Walker, a director of DPCAC, is Managing General Partner of Chase Capital Partners, an affiliate of The Chase Manhattan Corporation, and may be deemed to beneficially own the shares indicated as owned by CMIHI. Mr. Walker disclaims beneficial ownership of 85,600 shares of Class A Common Stock, 466,400 shares of Class B Common Stock and warrants to purchase 180,597 shares of Common Stock within the meaning of Rule 13d-3 under the Exchange Act.

(6) All of the shares indicated as owned by Mr. Mansur are owned by Laura Hawkins Mansur and may be deemed to be beneficially owned by Mr. Mansur. Mr. Mansur disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 under the Exchange Act.

(7) Of the 225,000 shares indicated as owned by Mr. Robinson, 200,000 are shares of Class A Common Stock and 25,000 are shares issuable within 60 days upon exercise of stock options.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTORS' AGREEMENT

         In connection with the Acquisition, the Company, DPCAC, Summit, CMIHI, DLJMB and the other stockholders of DPCAC (collectively, the investors in DPCAC and the Company are referred to as the "Investors") entered into an Investors' Agreement (the "Investors' Agreement"). The Investors' Agreement contains provisions concerning the governance of DPCAC and the Company, restrictions on the transferability of the securities of DPCAC and the Company acquired by the Investors and registration rights for such securities. The governance provisions of the Investors' Agreement provide that the boards of directors of both DPCAC and the Company will consist of seven members; three designees of DLJMB, three designees of SCI on behalf of certain Investors other than DLJMB, and the Chief Executive Officer of the Company. The governance provisions of the Investors' Agreement require the approval of a majority of the directors, including a designee of each of DLJMB and SCI, for certain significant corporate actions by either DPCAC or the Company, including; mergers, sales of significant assets, declaration of dividends, incurrence of indebtedness in excess of $5 million in principal amount, capital expenditures in excess of $2.5 million individually and $5 million per year, compensation and other benefits for senior management and the appointment of executive officers.

TRANSACTIONS WITH DLJMB AND ITS AFFILIATES

         DLJSC, an affiliate of DLJMB, was paid fees of $1.5 million and reimbursed for out-of-pocket expenses for providing certain investment banking services to the Investors, including the arrangement and negotiation of the terms of the Acquisition, the Senior Credit Facility and the Bridge Notes, and for other financial advisory and management consulting services.

         DLJSC has entered into a financial advisory agreement with the Company and DPCAC pursuant to which it will act as a financial advisor to the Company until such time as DPCAC consummates an initial public offering of its Common Stock resulting in the receipt of at least $35 million in gross proceeds or five years, whichever is shorter. The financial advisory agreement provides for an annual retainer fee of $100,000 plus reimbursable expenses to be paid by the Company.

         DLJ Bridge Finance, Inc., an affiliate of DLJMB and DLJSC, was paid commitment and funding fees of $4.8 million and reimbursed for out-of-pocket expenses in connection with the purchase of the Bridge Notes.

         In connection with the Acquisition, DLJMB purchased 1,000,000 shares (83%) of the Preferred Stock and warrants to purchase 1,128,732 shares (27.0% on a fully diluted basis) of DPCAC's Common Stock for an aggregate of $25 million. DLJMB also entered into the Investors' Agreement with the Company pursuant to which DLJMB has designated Messrs. Grauer and Rush to the Boards of Directors of both DPCAC and the Company and has the right to designate one additional director.

TRANSACTIONS WITH SCI

         SCI was paid a fee of $3 million and was reimbursed for out-of-pocket expenses for providing certain services in connection with the structuring of the Acquisition and the arrangement and negotiation of the Bridge Notes and the Senior Credit Facility, SCI is the general partner of Summit, which is the owner of 720,000 shares of Class A Common Stock (17.2% on a fully diluted basis) of DPCAC. SCI has also entered into a management advisory agreement with the Company for a term of five years or until such time as DPCAC consummates an initial public offering of its Common Stock resulting in the receipt of at least $35 million in gross proceeds, whichever is shorter, and pursuant to which the Company will pay SCI an annual fee of $200,000 plus reimbursable expenses. Pursuant to the Investors' Agreement, SCI has designated Messrs. Kelly and Mansur to the Boards of Directors of both DPCAC and the Company.

         SCI and Summit are also parties to the Investors' Agreement.

TRANSACTIONS WITH CMIHI

         CMIHI was paid a fee of $500,000 in connection with the Acquisition. CMIHI is the owner of (i) 200,000 shares of Preferred Stock, (ii) 690,000 shares in the aggregate of DPCAC's Class A Common Stock and Class B Common Stock and (iii) warrants to purchase 225,746 shares of DPCAC's common stock. CMIHI's ownership of DPCAC's Common Stock is 21.9% on a fully diluted basis. CMIHI is also a party to the Investors' Agreement.

TRANSACTIONS WITH M. WALID MANSUR

         M. Walid Mansur, a director of the Company, was paid $250,000 and will be paid an additional $250,000 in 10 equal quarterly installments of $25,000 per quarter for services rendered in connection with the Acquisition and related financings. Mr. Mansur's spouse, Laura Hawkins Mansur, owns 828,000 shares of DPCAC's Class A Common Stock (19.8% on a fully diluted basis).

         The Company believes that the terms of the transactions described above were no less favorable to the Company than could have been obtained from unaffiliated parties.

TRANSACTIONS WITH M. WALID MANSUR

        M. Walid Mansur, a director of the Company, was paid $250,000 and will be paid an additional $250,000 in 10 equal quarterly installments of $25,000 per quarter for services rendered in connection with the Acquisition and related financings. Mr. Mansur's spouse, Laura Hawkins Mansur, owns 828,000 shares of DPCAC's Class A Common Stock (19.8% on a fully diluted basis).

        The Company believes that the terms of the transactions described above were no less favorable to the Company than could have been obtained from unaffiliated parties.


                                    PART IV

ITEM 14-          EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                  ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

         (1) and (2) Financial Statements and Schedule:

                  See Index to Financial Statements, Supplemental Data and Financial Statement Schedule, which appears on page F-1 herein.

         (3) *Exhibits: The following documents are filed as exhibits to this report:

         2.1 Agreement and Plan of Merger dated as of August 31, 1995 among Doane Products Company, DPCAC and DPC Subsidiary Acquisition Corp; list of schedules to such Merger Agreement; Agreement of Company to furnish such schedules to the Commission upon its request.

         3.1      Certificate of Incorporation of the Company, as amended.

         3.2      Bylaws of the Company, as amended.

         4.1. Form of Trust Indenture between the Company and U.S. Trust Company of Texas, N.A.

         4.2 Revolving Credit and Term Loan Agreement dated as of October 5, 1995 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

         4.3** Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 28, 1996 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

         4.4** First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 28, 1996 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

         9.1 Investors' Agreement dated as of October 5, 1995 among DPC Acquisition Corp., the Company, Summit Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan Investment Holdings, Inc. DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc. and certain other persons named therein.

         10.1     Doane Products Company Employee Retirement Plan.

         10.2 Employment Agreement dated September 1, 1994, as amended on August 31, 1995, between the Company and Bob L. Robinson.

         10.3 Employment Agreement dated June 1, 1994, as amended on August 31, 1995, between the Company and Roy E. Hess.

         10.4 Employment Agreement dated June 1, 1994, as amended on August 31, 1995, between the Company and Terry W. Bechtel.

         10.5 Employment Agreement dated June 1, 1994, as amended on August 31, 1995, between the Company and Earl R. Clements.

         10.6 Employment Agreement dated June 1, 1994, as amended on August 31, 1995, between the Company and Dick H. Weber.

         10.7**   DPC Acquisition Corp. 1996 Stock Option Plan.

         12.1**   Statement regarding Computation of Ratios.

         27.1**   Financial Data Schedule


---------------
* Except as otherwise noted herein, all of the Exhibits hereto are incorporated by reference from the corresponding Exhibit number in the Registration Statement on Form S-1, Registration No. 33-98110.

** Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DOANE PRODUCTS COMPANY


                                          By  /s/ BOB L. ROBINSON
                                            ----------------------------------
                                            Bob L. Robinson
                                            President, Chief Executive Officer
                                            and Director


                                          Date  3-27-97
                                              --------------------------------

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By  /s/ BOB L. ROBINSON
  -----------------------------------
  Bob L. Robinson
  President, Chief Executive Officer and Director

Date  3-27-97
    ---------------------------------

By  /s/ THOMAS R. HEIDENTHAL
  -----------------------------------
  Thomas R. Heidenthal
  Senior Vice President and Chief Financial Officer

Date  3-27-97
    ---------------------------------


By   /s/ ROY E. HESS
  -----------------------------------
  Roy E. Hess
  Vice President-Finance
  (Principal Accounting Officer)

Date  3-27-97
    ---------------------------------

By /s/ GEORGE B. KELLY
  -----------------------------------
  George B. Kelly
  Chairman of the Board

Date 3-27-97
    ---------------------------------

By /s/ PETER T. GRAUER
  -----------------------------------
  Peter T. Grauer
  Director

Date 3-27-97
    ---------------------------------


By /s/ ANDREW H. RUSH
  -----------------------------------
  Andrew H. Rush
  Director

Date 3-27-97
    ---------------------------------


By /s/ JEFFREY C. WALKER
  -----------------------------------
  Jeffrey C. Walker
  Director

Date 3-27-97
    ---------------------------------


By /s/ M. WALID MANSUR
  -----------------------------------
  M. Walid Mansur
  Director

Date 3-27-97
    ---------------------------------

                          DOANE PRODUCTS COMPANY
                          AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995

                          (WITH INDEPENDENT AUDITORS'
                          REPORT THEREON)

                         Independent Auditors' Report


Board of Directors
Doane Products Company:


We have audited the accompanying consolidated balance sheets of Doane Products Company - Successor as of December 31, 1995 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows of Doane Products Company - Successor for the year ended December 31, 1996 and for the three month period ended December 31, 1995, and the consolidated statements of income, stockholders' equity and cash flows of Doane Products Company - Predecessor for the year ended December 31, 1994 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doane Products Company - Successor at December 31, 1995 and 1996, and the results of operations and cash flows of Doane Products Company - Successor for the year ended December 31, 1996 and for the three month period ended December 31, 1995 and of Doane Products Company - Predecessor for the year ended December 31, 1994 and for the nine month period ended September 30, 1995 in conformity with generally accepted accounting principles.





Houston, Texas
February 9, 1996

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                           December 31, 1996 and 1995

                                                                                  Successor
                                                                            ----------------------
                         Assets                                               1995         1996
                                                                            ---------    ---------
Current assets:
    Cash and cash equivalents                                               $   1,550    $      --
    Accounts receivable, less allowance for doubtful accounts;
         $8 and $-0- in 1995 and 1996, respectively                            46,558       67,734
    Inventories                                                                27,595       30,737
    Prepaid expenses and other                                                  2,298        7,408
                                                                            ---------    ---------
                         Total current assets                                  78,001      105,879
                                                                            ---------    ---------

Property and equipment, at cost:
    Land                                                                        3,911        3,987
    Buildings and improvements                                                 24,474       25,395
    Machinery and equipment                                                    60,367       65,377
    Furniture and fixtures                                                      1,485        1,932
    Automotive equipment                                                          887        1,000
    Construction in progress                                                    2,265        3,504
                                                                            ---------    ---------
                                                                               93,389      101,195
    Less accumulated depreciation                                               1,557        8,112
                                                                            ---------    ---------
                                                                               91,832       93,083

Goodwill, net of amortization                                                 129,105      126,613
Other assets                                                                    9,176       11,176
Investments - cash value of life insurance                                      1,470        1,582
                                                                            ---------    ---------
                                                                            $ 309,584    $ 338,333
                                                                            =========    =========

                Liabilities and Stockholders' Equity

Current liabilities:
    Current maturities of long-term debt                                        5,505       10,417
    Accounts payable                                                           19,148       51,343
    Accrued expenses:
         Salaries and commissions                                               2,909        3,223
         Other                                                                 11,545       15,318
                                                                            ---------    ---------

               Total current liabilities                                       39,107       80,301

Deferred compensation                                                           4,846        4,030
Long-term debt                                                                204,233      196,186
Deferred income taxes                                                           1,103          409
Deferred credit                                                                 1,770           --
Senior exchangeable preferred stock, 3,000 shares authorized,
    1,200 shares issued                                                        18,414       24,160
                                                                            ---------    ---------

                         Total liabilities                                    269,473      305,086
                                                                            ---------    ---------

Stockholders' equity:
    Common stock, par value $.01.  Authorized and
         issued 1,000 shares                                                       --           --
    Additional paid in capital                                                 40,425       40,825
    Retained earnings                                                            (314)      (7,578)
                                                                            ---------    ---------
                                                                               40,111       33,247
                                                                            ---------    ---------
                                                                            $ 309,584    $ 338,333
                                                                            =========    =========


See accompanying notes to financial statements

                    DOANE PRODUCTS COMPANY AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Predecessor                                       Successor
                                         -----------------------------                 --------------------------------
                                                         Nine month                    Three month
                                         Year ended      period ended                  period ended        Year ended
                                         December 31,    September 30,                 December 31,        December 31,
                                            1994           1995                          1995                1996
                                         ------------    ------------                  ------------        -----------
Net sales                                $ 365,204       $ 294,718                     $ 111,618           $ 500,708
Cost of goods sold                         307,238         245,163                        96,364             443,578
                                         ---------       ---------                     ---------           ---------

              Gross profit                  57,966          49,555                        15,254              57,130
                                         ---------       ---------                     ---------           ---------

Operating expenses:
     Selling                                11,155           8,773                         3,298              14,844
     General and administrative             12,972          10,776                         4,343              17,375
     Unusual items                              --           9,440                            --                  --
                                         ---------       ---------                     ---------           ---------
                                            24,127          28,989                         7,641              32,219
                                         ---------       ---------                     ---------           ---------
              Income from operations        33,839          20,566                         7,613              24,911

Other income (expense):
     Interest income                           103              --                           120                 218
     Interest expense                       (2,597)         (3,707)                       (5,926)            (22,687)
     Nonrecurring finance charge                --              --                            --              (4,815)
     Miscellaneous                              11             104                           (29)                 --
                                         ---------       ---------                     ---------           ---------
                                            (2,483)         (3,603)                       (5,835)            (27,284)
                                         ---------       ---------                     ---------           ---------
Income (loss) before income taxes           31,356          16,963                         1,778              (2,373)

Provision (benefit) for income taxes           356             217                           754                (855)
                                         ---------       ---------                     ---------           ---------
              Net income (loss)          $  31,000       $  16,746                     $   1,024           $  (1,518)
                                         =========       =========                     =========           =========

Net income (loss) applicable to common
     stock (note 5)                             --              --                     $    (314)          $  (7,264)

Net income (loss) per common share              --              --                     $    (314)          $  (7,264)

Pro forma earnings data (unaudited)

Net income as reported                   $  31,000       $  16,746

Pro forma adjustment for federal
     and state income tax expense           10,850           5,861
                                         ---------       ---------

Pro forma net income                     $  20,150       $  10,885
                                         =========       =========

Pro forma net income per common share    $     225       $     189
                                         =========       =========                     =========           =========
Weighted average shares outstanding         89,375          57,500                         1,000               1,000
                                        ==========       =========                     =========           =========



See accompanying notes to consolidated financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

             For the years ending December 31, 1996, 1995 and 1994

                                                               Predecessor
                                       -------------------------------------------------------------------------
                                         Common Stock                    Treasury Stock
                                       ----------------    Paid-in     -----------------    Retained
                                       Shares    Amount    capital     Shares    Amount     earnings      Total
                                       ------    ------    -------     ------    ------     --------      -----

Balances, December 31, 1993            100,000   $ 50      $   --          --     $  --      $ 50,098     $50,148

Net income                                  --     --          --          --        --        31,000      31,000

Dividends, declared, $180 per share         --     --          --          --        --       (15,389)    (15,389)

Purchase of treasury stock at cost          --     --          --     (42,500)    (34,000)         --     (34,000)
                                       -------   -----     --------    ------     -------     -------    --------

Balances, December 31, 1994            100,000   $ 50      $   --     (42,500)    (34,000)     65,709      31,759

Net income                                  --     --          --          --          --      16,746      16,746

Dividends declared, $229 per share          --     --          --          --          --     (13,152)    (13,152)
                                       -------   ----      --------    ------     -------     -------     -------
Balances, September 30, 1995           100,000   $ 50      $    --    (42,500)    $(34,000)   $ 69,303    $35,353
                                       =======   ====      ========    ======     ========    ========    =======

                                                              Predecessor
                                       -------------------------------------------------------------------------
                                         Common Stock                    Treasury Stock
                                       ----------------    Paid-in     -----------------    Retained
                                       Shares    Amount    capital     Shares    Amount     earnings      Total
                                       ------    ------    -------     ------    ------     --------      -----
Beginning balances, October 1, 1995         --   $   --    $    --        --     $  --     $   --        $   --

Capital contribution                     1,000       --     40,425        --        --         --         40,425

Net income                                  --       --         --        --        --       1,024         1,024

Preferred stock dividends                   --       --         --        --        --      (1,069)       (1,069)

Accretion of preferred stock                --       --         --        --        --        (269)         (269)
                                         -----   -------   -------    -------     ----      ------      --------

Balances, December 31, 1995              1,000      --     $40,425        --        --        (314)       40,111

Capital contribution                        --      --         400        --        --         --            400
                                                                                                        --------
Net loss                                    --      --         --         --        --      (1,518)       (1,518)

Preferred stock dividends                   --      --         --         --        --      (4,670)       (4,670)

Accretion of preferred stock                --      --         --         --        --      (1,076)       (1,076)

                                         -----   -------   -------    ------      ----     -------       -------
Balances, December 31, 1996              1,000   $  --     $40,825    $   --      $ --     $(7,578)      $33,247
                                         =====   =======   =======    ======      ====     =======       =======

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

             For the years ending December 31, 1996, 1995 and 1994


                                                                         Predecessor                      Successor
                                                               ---------------------------      ----------------------------
                                                                             Nine months        Three month
                                                               Year ended    period ended       period ended     Year ended
                                                               December 31,  September 30,      December 31,     December 31,
                                                                 1994           1995                1995            1996
                                                               ---------    --------------      -----------     -------------
Cash flows from operating activities:
     Net income (loss)                                         $  31,000    $  16,746           $   1,024        $  (1,518)
     Items not requiring (providing) cash:
        Depreciation and amortization                              4,660        3,694               2,359           15,972
        Accrued deferred compensation                                 75          (93)                 22              282
        Prepaid contract costs                                    (2,400)          --                  --               --
        Loss on sale of property and equipment                        49           10                  --               26
        Deferred credit commodity                                     --           --                  --           (1,770)
        Deferred income taxes                                         --           --               1,103           (1,575)
        Changes in:
             Accounts receivable                                  (2,455)       1,800              (7,620)         (21,176)
             Inventories                                          (3,108)      (2,424)             (2,954)          (3,141)
             Current maturities of long-term debt                     --           --                (715)              --
             Prepaid expenses and other                            1,230         (498)               (571)          (4,799)
             Accounts payable                                      8,182      (11,526)              4,084           32,195
             Accrued expenses                                      2,017        5,245               7,034            4,087
             Other                                                    --           --              (1,770)              --
                                                               ---------    ---------           ---------        ---------

                       Net cash provided by (used in)
                           operating expenses                     39,250       12,954               1,996           18,583
                                                               ---------    ---------           ---------        ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                     35          571                  --               26
     Purchase of property and equipment                          (12,159)      (4,224)             (1,297)          (7,901)
     Payments received on long-term notes receivable                   3           --                  --               --
     Acquisition related payments                                     --           --            (207,961)          (1,087)
     Increase in cash value of life insurance                       (247)         (24)                (88)            (112)
     Increase in debt issuance costs                                  --           --                  --           (5,909)
     Investment in Sub - DPC International, Ltd.                      --           --                  --           (1,979)
     Other                                                            --           --                  --             (436)
                                                               ---------    ---------           ---------        ---------

                       Net cash used in investing activities     (12,368)      (3,677)           (209,346)         (17,398)
                                                               ---------    ---------           ---------        ---------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                     39,750       (7,225)            204,348          163,136
     Retirement of prior indebtedness                                 --           --             (46,013)              --
     Net borrowings under short-term credit agreements            15,000          595              (6,800)              --
     Net borrowings under revolving credit agreement                  --           --                  --            1,475
     Principal payments on long-term debt                        (19,090)        (786)             (3,685)        (167,746)
     Dividends paid                                              (18,468)     (13,152)                 --               --
     Issuance of preferred stock                                      --           --              17,075               --
     Capital contribution                                             --           --              40,425              400
     Purchase of treasury stock                                  (34,000)          --                  --               --
                                                               ---------    ---------           ---------        ---------

                       Net cash provided by (used in)
                           financing activities                  (16,808)     (20,568)            205,350           (2,735)
                                                               ---------    ---------           ---------        ---------

                       Increase (decrease) in cash
                           and cash equivalents                   10,074      (11,291)             (2,000)          (1,550)

Cash and cash equivalents, beginning of period                     4,767       14,841               3,550            1,550
                                                               ---------    ---------           ---------        ---------

Cash and cash equivalents, end of period                       $  14,841    $   3,550           $   1,550        $      --
                                                               =========    =========           =========        =========

See accompanying notes to financial statements

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                        December 31, 1996, 1995 and 1994


  (1)    ACQUISITION

         On October 5, 1995 Doane Products Company (Doane) was acquired (the Acquisition) through the merger (the Merger) of DPC Subsidiary Acquisition Corp. with and into Doane with Doane being the surviving entity (Successor). DPC Subsidiary Acquisition Corp. was a newly organized Delaware corporation formed for the sole purpose of effecting the Acquisition. Doane is a wholly-owned subsidiary of DPC Acquisition Corp. (DPCAC). The purchase price was $249.1 million, including existing indebtedness. The acquisition was financed with a senior credit facility which provides term loan borrowings of $90 million and revolving loan borrowings of up to $25 million, $120 million of senior subordinated increasing rate notes, and $30 million of 14.25% Senior Exchangeable Preferred Stock. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The allocation resulted in goodwill of approximately $129 million. The goodwill is being amortized over 40 years on a straight-line basis.

         For financial statement purposes, the Acquisition and Merger was accounted for as a purchase acquisition effective October 1, 1995. The effects of the acquisition have been reflected in the Company's assets and liabilities at that date. As a result, the Company's financial statements for the periods subsequent to September 30, 1995 are presented on the Successor's new basis of accounting, while financial statements for September 30, 1995 and prior periods are presented on the Predecessor's historical cost basis of accounting.

         In connection with the Acquisition and Merger, the Company recorded certain merger related expenses of $9,440 consisting primarily of bonus payments to certain members of management, which have been charged to operations as of September 30, 1995. The following unaudited pro forma results of operations for the twelve month period ended December 31, 1995 and 1994 are presented assuming the Acquisition and Merger had occurred on January 1, 1994 (no effect on revenues):

                                                   1994       1995
                                                   ----       ----
                 Net income (loss)               $ 3,107  $ (1,442)
                 Earnings (loss) per share         3,107    (1,442)

         The primary pro forma effects are revised depreciation and amortization charges, interest expense, income taxes and elimination of unusual items. The pro forma information does not purport to present what the Company's results of operations would actually have been if the Acquisition and Merger had occurred on January 1, 1994 and is not intended to project future results of operations.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




  (2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         The Company manufactures dry pet foods and operates a machine shop and a structural steel fabrication plant. The Company extends unsecured credit principally to large distributors and retailers throughout the United States, with credit extended to one customer approximating 74% and 70% of accounts receivable at December 31, 1995 and 1996, respectively.

         PRINCIPLES OF CONSOLIDATION

         In November 1996, the Company formed a UK holding company, DPC International, Ltd., a wholly-owned subsidiary of Doane Products Company, to account for its 50% investment in a foreign joint venture. The Company is accounting for its investment under the equity method of accounting. The accompanying consolidated financial statements for December 31, 1996 include the accounts of Doane and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

         BASIS OF PRESENTATION

         Certain reclassifications have been made to the fiscal 1995 consolidated financial statements to conform with the fiscal 1996 presentation.

         CASH EQUIVALENTS

         The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements and certificates of deposit.

         INVENTORIES

         All inventories are valued at the lower of cost or market. Cost is determined using the FIFO method.

         PROPERTY AND EQUIPMENT

         Property and equipment are depreciated over the estimated useful life of each asset ranging from three to forty years. Annual depreciation is computed using the straight-line method.

         INCOME TAXES

         Effective October 1, 1995, concurrent with the Acquisition and the Company's changing from a S Corporation for federal income tax purposes to a C Corporation, the Successor Company began applying the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (FAS 109). FAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying current tax laws.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         EXCESS OF COST OVER NET ASSETS ACQUIRED

         Excess of cost over net assets acquired represents the excess of the purchase price over the fair value of the net assets acquired in the Acquisition and is being amortized by the straight-line method over 40 years. The Company's policy is to periodically evaluate such cost to determine whether there has been any impairment in value. Accumulated amortization was $802 and $4,046 at December 31, 1995, and 1996, respectively.

         RECOGNITION OF REVENUE

         Revenue is recognized at the time the product is shipped.

         COMMODITY HEDGES

         The Company hedges certain product commitments using forward exchange contracts. Realized and unrealized gains and losses on commodity futures contracts are deferred and included in the basis of the product received. The forward exchange contracts have varying maturities with none exceeding twelve months. Unrealized gains (losses) of $1,770 and ($5,348) are deferred on outstanding contracts at December 31, 1995 and 1996, respectively.

         USE OF ESTIMATES IN PREPARATION
             OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         PRO FORMA FINANCIAL DATA

         Pro forma net income per common share and pro forma income taxes are set forth herein because the Predecessor Company previously operated as a subchapter S Corporation.

         Pro forma net income per share of common stock is calculated based on net income reduced by pro forma income taxes, divided by the weighted average number of shares of common stock outstanding.

         Pro forma income taxes, reflect federal income taxes that would have been incurred had the Predecessor Company been subject to such taxes. Such amounts have been deducted from net income in the accompanying statements of income, pursuant to the rules and regulations of the Securities and Exchange Commission.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         FINANCIAL INSTRUMENTS

         Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company believes that the carrying amounts of its current assets, current liabilities and long-term debt approximate the fair value of such items.

         INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period. Fully diluted income (loss) per common share is determined based upon the weighted average number of common shares outstanding. The income
         (loss) is decreased (increased) by unpaid cumulative preferred stock dividends and the accretion of the preferred stock in calculating net income (loss) attributable to the common shareholder.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company completed the analysis required by Statement of Financial Accounting Standards No. 121 (SFAS 121) as of December 31, 1995 and the adoption of SFAS 121 did not have an impact on the Company's financial statements due to the adjustment of the Company's assets to fair value as of October 1, 1995.

         Long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amount of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change in the extent in which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrates continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized.

  (3)    INVENTORIES

         Inventories consisted of the following:

                                                              Successor
                                                          -------------------
                                                             December 31,
                                                          -------------------
                                                            1995       1996
                                                            ----       ----
             Raw materials                                $  8,401      8,831
             Packaging materials                             9,480     10,608
             Finished goods                                  9,714     11,298
                                                          --------     ------
                                                          $ 27,595     30,737
                                                          ========     ======

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




  (4)    LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                             Successor
                                                           ------------
                                                           December 31,
                                                           ------------
                                                         1995         1996
                                                         ----         ----
            Senior Credit Facility                     $   86,158     46,603
            Bridge Notes                                  120,000         --
            Senior Notes                                       --    160,000
            Industrial Development Revenue
               Bonds, County of Pueblo, Colorado            3,580         --
                                                        ---------    -------
                                                          209,738    206,603
            Less current maturities                         5,505     10,417
                                                       ----------    -------
                                                       $  204,233    196,186
                                                       ==========    =======

         SENIOR CREDIT FACILITY

         In connection with the Acquisition, the Company entered into a senior credit facility effective October 5, 1995 (the Senior Credit Facility) with several lending institutions. The Senior Credit Facility provides for an aggregate principal amount of loans of up to $115,000 consisting of $90,000 in aggregate principal amount of term loans (the Term Loan Facility) and a $25,000 revolving credit facility (the Revolving Credit Facility).

         The Term Loan Facility matures on September 30, 2000 and is due in quarterly installments in increasing amounts, ranging from $2,100 to $3,700, commencing September 30, 1996. The Senior Credit Facility provides for mandatory prepayments of the Term Loan Facility based on certain performance targets as well as proceeds of asset sales which are subject to certain permitted exceptions. The Revolving Credit Facility matures on September 30, 2000. The Company is required to reduce borrowings under the Revolving Credit to $10,000 or less for 30 consecutive days during the fiscal years ended September 30, 1996 and 1997, and to $7,500 or less for 30 consecutive days during each fiscal year ended September 30 thereafter.

         Indebtedness under the Senior Credit Facility bears interest at a rate based, at the Company's option, upon (i) the Base Rate plus 1.50% with respect to Base Rate Loans and (ii) the LIBOR Rate for one, two, three or six months plus 2.75% with respect to LIBOR Rate Loans; provided, however, the interest rates are subject to reductions in the event the Company meets certain performance targets. The Revolving Credit Facility bore interest at 9.5% for the year ended December 31, 1996. The Term Loan Facility bore interest at a weighted average rate of 8.47% for the period from October 5, 1995 to December 31, 1995, and 7.95% for the year ended December 31, 1996.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         The Company is required to pay a commitment fee based on the committed undrawn amount of the Revolving Credit Facility during the preceding quarter equal to .375% per annum, payable in arrears on a quarterly basis during 1996 and equal to .5% per annum, payable in arrears on a quarterly basis, thereafter; provided, such fee may be reduced after 1996 to as low as .25% based on certain performance targets.

         The Senior Credit Facility is secured by substantially all of the assets of the Company and a pledge of all of the Company's common stock held by DPCAC.

         The Senior Credit Facility requires the Company to meet certain financial tests, including minimum cash flow, minimum cash flow coverage ratio and maximum leverage ratios. The Senior Credit Facility also contains covenants which, among other things, will limit the incurrence of additional indebtedness, the nature of the business of the Company and its subsidiaries, investments, leases of assets, ownership of subsidiaries, dividends, transaction with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

         BRIDGE NOTES

         The bridge notes (the Bridge Notes) matured on October 5, 1996 and bore interest at a floating rate equal to the sum of (i) the prime rate, (ii) 5.00%, and (iii) an additional percentage amount, equal to 1.00% effective from March 30, 1996 and increasing by .50% effective from and including each quarterly anniversary of such date until the Bridge Notes are paid in full; provided that the interest rate shall not exceed 20% per annum. On March 4, 1996, the Bridge Notes were repaid with the proceeds from the issuance of the Senior Notes. The Bridge Notes bore interest at a rate of 13.50% per annum at December 31, 1995 and for the period January 1, 1996 to March 4, 1996.

         SENIOR NOTES

         The Senior Notes (the Senior Notes) bear interest at the rate of 10.625% per annum, payable semiannually on March 1 and September 1 of each year, commencing on September 1, 1996. The Senior Notes are redeemable, at the Company's option, in whole or in part, from time to time, on or after March 1, 2001, initially at 105.313% of their principal amount and thereafter at prices declining to 100% at March 1, 2004 until maturity, in each case together with accrued and unpaid interest to the redemption date. In addition, at any time on or prior to March 1, 1999, the Company may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more public equity offerings, at 109.625% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date; provided that at least $104,000 in principal amount of the Senior Notes remain outstanding immediately after any such redemption.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         The Senior Notes are general senior unsecured obligations of the Company, ranking senior to all subordinated indebtedness of the Company and ranking pari passu in right of payment to all other senior indebtedness of the Company. Lenders under the Senior Credit Facility have claims with respect to the assets constituting collateral for such indebtedness that are effectively senior and right of payment to the claims of holders of the Senior Notes. The Senior Notes were issued pursuant to the Note Indenture which contains covenants restricting or limiting the ability of the Company and its subsidiaries to pay dividends or make other restricted payments, incur additional indebtedness and issue preferred stock, create liens, incur dividends and other payment restrictions affecting subsidiaries, enter into mergers or consolidations, make asset sales, enter into transactions with affiliates, and engage in other lines of business. Under certain circumstances, the Company is required to offer to purchase all outstanding Senior Notes at a purchase price in cash equal to 100% of their principal amount, plus accrued and unpaid interest to the date of repurchase, with the proceeds of certain asset sales. Upon a Change of Control (as defined in the Note Indenture) each holder of Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of purchase.

         INDUSTRIAL DEVELOPMENT REVENUE BONDS

         The Industrial Development Revenue Bonds with the County of Pueblo, Colorado (the Pueblo IDRB's) were issued on October 1, 1991 in the aggregate principal amount of $4,500. The Pueblo IDRBs bear interest at a rate of 6.3% to 7.15% per annum. Principal repayments are due annually through October, 2001. The Pueblo IDRBs are secured by real estate and other property and equipment at the Pueblo, Colorado manufacturing facility. On October 30, 1996, the Company redeemed the remaining Pueblo IDRB's with funds borrowed from the Term Loan Facility.

         Aggregate annual maturities of long-term debt at December 31, 1996 were:

                          1997                          $     10,417
                          1998                                11,667
                          1999                                11,667
                          2000                                12,852
                          Thereafter                         160,000

         The Company had approximately $22,700 and $44,900 available under the revolving credit agreement and the term loan facility, respectively, at December 31, 1996 which expires in 1999.

  (5)    SENIOR EXCHANGEABLE PREFERRED STOCK

         The Company has authorized 3,000 shares of Senior Exchangeable Preferred Stock of which the Company issued 1,200 shares in connection with the financing of the Acquisition.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




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

         Dividends on the Senior Exchangeable Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Exchangeable Preferred Stock accrete to the liquidation value of the Senior Exchangeable Preferred Stock and, at the option of the holders of a majority of the shares of Senior Exchangeable Preferred Stock, may be paid through the issuance of additional shares of Senior Exchangeable Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends on the Senior Exchangeable Preferred Stock in cash for any period prior to September 30, 2000. Cumulative dividends on Senior Exchangeable Preferred Stock that have not been paid at December 31, 1996 and 1995 are $5,739 and $1,069, respectively and are included in the carrying amount of the Senior Exchangeable Preferred Stock as indicated below:

                 Issuance on October 5, 1995 for cash
                     (at fair value on date of issuance)                             $ 17,075
                 Accretion to redemption value                                            270
                 Dividends on the senior exchangeable preferred stock                   1,069
                                                                                     --------
                                                                                       18,414
                 Accretion to redemption value                                          1,076
                 Dividends on the senior exchangeable preferred stock                   4,670
                                                                                     --------
                 Balance, December 31, 1996                                          $ 24,160
                                                                                     ========

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         Prior to September 30, 1998, the Company may, at its option, redeem up to one-third of the then outstanding Senior Exchangeable Preferred Stock with the net proceeds of an initial public offering of its common stock at a redemption price of 114% of the then liquidation value of the Senior Exchangeable Preferred Stock, plus accrued and unpaid dividends. On and after September 30, 2000, the Company may, at its option, redeem the Senior Exchangeable Preferred Stock in whole or in part at redemption prices per share set forth below, together with accrued and unpaid dividends:

                          Year                              Percent of
                        Beginning                           liquidation
                       September 30,                           Value
                       ------------                         -----------
                          2000                               107.125%
                          2001                               105.700
                          2002                               104.275
                          2003                               102.850
                          2004                               101.425
                          2005                               100.000
                          2006                               100.000

         In addition, the Company has the right at any time to redeem the Senior Exchangeable Preferred Stock, in whole or in part, from DLJ Merchant Banking Partners, L.P. and certain of its affiliates and Chase Manhattan Investment Holdings, Inc. at a price 100% of the then liquidation value of the Senior Exchangeable Preferred Stock, plus accrued and unpaid dividends. The Company will be required to redeem all remaining outstanding shares of Senior Exchangeable Preferred Stock on September 30, 2007 at 100% of the then liquidation value, together with accrued and unpaid dividends.

         The Senior Exchangeable Preferred Stock will be exchangeable, in whole or in part, at the option of the Company on any dividend payment date for 14.25% Junior Subordinated Exchange Debentures.

         In the event of a change of control, as defined, the holders of Senior Exchangeable Preferred Stock have the right to require the Company to redeem such Senior Exchangeable Preferred Stock, in whole or in part, at a price equal to 101% of the then liquidation value together with and unpaid dividends.

         The terms of the Senior Exchangeable Preferred Stock prohibit (i) the payment of dividends on securities ranking on a parity with or junior to the Senior Exchangeable Preferred Stock and (ii) redemption, repurchase or acquisition of any Junior Securities with certain exceptions, in each case, unless full cumulative dividends have been paid on the Senior Exchangeable Preferred Stock.

         Holders of the Senior Exchangeable Preferred Stock have limited voting rights customary for preferred stock, and the right to elect two additional directors upon certain events such as the Company failing to declare and pay dividends on any six consecutive dividend payment dates.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




  (6)    MAJOR CUSTOMER

         For the year ended December 31, 1994 and the nine months ended September 30, 1995, one customer accounted for approximately 69% and 67%, respectively, of the Predecessor Company's total revenue. For the three months ended September 30, 1995 and the year ended December 31, 1996, one customer accounted for approximately 67% and 65%, respectively, of the Successor Company's total revenue. The Company does not have a long-term contract with this customer.

  (7)    INCOME TAXES

         The Predecessor has elected under both Federal and certain state income tax laws to be taxed as an S Corporation. Under this election, the Company's taxable income is taxed to the stockholders on their individual income tax returns. The provision for income taxes reflects the accrual of corporation income taxes due in states which do not recognize the S Corporation status.

         Effective October 1, 1995, concurrent with the Acquisition and the Company's changing from S Corporation for Federal income tax purposes to a C Corporation, the Successor began applying the provisions of FAS 109.

         The Company elected to step up the tax basis in the assets acquired. Goodwill recorded in the acquisition is deductible for tax purposes over 15 years.

         The components of income tax expense (benefit) are:

                                                                                     Successor
                                                                           ----------------------------
                                                                           Three month
                                                                           period ended     Year ended
                                                                           December 31,    December 31,
                                                                               1995            1996
                                                                           ------------    ------------
                 Current:
                     Federal                                               $   (318)          $    --
                     State                                                      (30)               --
                 Deferred:
                     Federal                                                   1,102             (855)
                                                                           ---------          -------
                           Total income tax provision (benefit)            $     754          $  (855)
                                                                           =========          =======

         The difference between the statutory rate and the effective tax rate is a result of nondeductible meals and entertainment expenses and other miscellaneous expenses.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1996 are presented below:

                                                                              1995         1996
                                                                           ---------     --------
         CURRENT DEFERRED
         Deferred tax assets:
            Accounts receivable                                            $       3    $     19
            Inventory                                                             --         286
            Accruals and provisions                                               85         576
                                                                           ---------    --------
                    Current deferred tax asset                                    85         881

         NONCURRENT DEFERRED

         Deferred tax assets                                                      --       8,656
                                                                           ---------    --------
                                                                                  --       8,656

         Deferred tax liabilities:
            Tax over book amortization                                          (867)     (4,088)
            Difference between book and tax basis of
               property and equipment                                           (323)     (4,977)
                                                                           ---------    --------
                                                                              (1,191)     (9,065)
         Net noncurrent deferred tax liability                                (1,191)      (409)
                                                                           ---------    --------
                   Total net deferred tax asset (liability)               $  (1,103)    $    472
                                                                          =========     ========

         There is no valuation allowance as of fiscal year ended December 31,1996. It is the opinion of management that future operations will more likely than not generate taxable income to realize deferred tax assets.

         At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $23,000, which are available to offset future federal income, if any, through 2011.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




  (8)    EMPLOYEE BENEFIT PLANS

         The Company has a defined benefit, noncontributory pension plan covering substantially all non-bargaining employees. Benefits under the plan are based on the employee's compensation during the five most highly compensated consecutive years during the ten years preceding normal retirement date. The Company's funding policy for the plan is to make the minimum annual contribution required by applicable regulations.

         Net periodic pension cost for the Company's defined benefit pension plans consisted of the following components for the years ended:

                                                     Predecessor                        Successor
                                           ------------------------------    ------------------------------
                                                              Nine month      Three month
                                            Year ended       period ended     period ended      Year ended
                                           December 31,     September 30,     December 31,     December 31,
                                               1994              1995             1995             1996
                                           ------------     -------------    -------------     ------------
         Service cost (benefits) earned       $ 758           $    714            $ 237          $ 1,059
         Interest cost on projected
           benefit obligation                   647                515              197              781
         Actual return on plan assets           156             (1,509)            (377)            (906)
         Net amortization and deferral         (816)               997              180               71
                                              -----           --------            -----          -------
         Net periodic pension cost            $ 745           $    717            $ 237          $ 1,005
                                              =====           ========            =====          =======

         Assumptions used by the Company in the determination of pension plan information consisted of the following as of:

                                                                               Predecessor  Successor
                                                                               -----------  ---------
                                                                                    December 31,
                                                                               ----------------------
                                                                              1994       1995       1996
                                                                              ----       ----       ----
         Discount rate                                                        7.5%        7.0%       7.0%
         Rate of increase in compensation levels                              5.5%        5.5%       5.5%
         Expected long-term rate of return on plan assets                     7.5%        7.5%       7.5%

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         The following table sets forth the plan's funded status and amounts recognized in the accompanying balance sheets as of:

                                                                            Predecessor        Successor
                                                                            -----------        ---------
                                                                                      December 31,
                                                                           -------------------------------
                                                                            1994         1995         1996
                                                                            ----         ----         ----
         Actuarial present value of benefit obligations:
             Vested benefits                                              $ (5,534)  $   (7,421)  $  (7,940)
                                                                          ========   ==========   =========
             Accumulated benefits                                         $ (5,720)  $   (7,638)     (8,172)
                                                                          ========   ==== =====   =========
             Projected benefits                                           $ (9,043)  $  (11,592)  $ (13,060)
             Plan assets at fair value                                       8,842       11,524      12,428
                                                                          --------   ----------   ---------
             Projected benefit obligation in excess of
                 plan assets                                                  (201)         (68)       (632)
         Items not yet recognized in earnings:
             Unrecognized net loss (gain)                                    1,523           --         (45)
             Unrecognized prior service cost                                   (49)          --          --
             Unrecognized net asset at December 31, 1986,
                 being recognized over 14.49 to 17.95 years                   (393)          --         333
                                                                          --------   -----------  ----------
         Prepaid pension asset (liability) recognized in
             the balance sheet                                            $     880  $      (68)  $    (344)
                                                                          =========  ==========   =========

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         The Company sponsors a defined contribution postretirement plan which provides medical coverage for eligible retirees and their dependents (as defined in the plan). On October 1, 1995, the Company adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The following sets forth the plans' funded status reconciled with the amount shown in the Company's statement of income on an accrual basis rather than a pay-as-you-go (cash) basis as follows:


                                                                                        Successor
                                                                                  ---------------------
                                                                                       December 31,
                                                                                  ---------------------
                                                                                    1995         1996
                                                                                  --------     --------
             Accumulated postretirement benefit obligation:
                 Retirees and dependents                                          $    813     $    825
                 Fully eligible active plan participants                               265          356
                 Other active plan participants                                        282          316
                                                                                  --------     --------
                    Accrued postretirement benefit cost                           $  1,360     $  1,497
                                                                                  ========     ========

                                                                              Three month
                                                                              period ended      Year ended
                                                                              December 31,      December 31,
                                                                                  1995             1996
                                                                              ------------      ------------
             Net periodic postretirement benefit cost included
                 the following components:
                    Service cost - benefits attributed to
                        service during the period                                 $   17            $   17
                    Interest cost on accumulated postretirement
                        benefit obligation                                           100               104
                                                                                  ------            ------
                    Net periodic postretirement benefit cost                      $  117            $  121
                                                                                  ======            ======

         For measurement purposes, a 10% and 10.5% annual rate of increase in the per capita cost of medical benefits was assumed for 1995 and 1996, respectively; the rate was assumed to decrease gradually to 4.5% for 2001 and remain at that level thereafter. The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $206 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended 1996 by $18.

         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.0% for December 31, 1995 and 1996, respectively.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




  (9)    DEFERRED COMPENSATION AGREEMENTS AND SALARY CONTINUATION PLAN

         The Company has deferred compensation agreements with two individuals which provide, upon retirement, annual payments to be paid over ten consecutive years. The liability is approximately $2,086 and $1,190 at December 31, 1995 and 1996, respectively.

         The Company also has a salary continuation plan in which there were twenty-four participants at December 31, 1995 and 1996. Participants in the plan, who reach age fifty-five and have ten years of service with the Company, become vested as to benefits which are payable in ten equal annual installments after retirement. The Company has recorded an expected future liability equal to the present value of future payments under this plan. The liability is approximately $1,400 and $1,343 at December 31, 1995 and 1996, respectively.

 (10)    ADDITIONAL CASH FLOW INFORMATION

         The following is additional cash flow information for the year ended December 31, 1994, for the nine months ended September 30, 1995, for the three month period ended December 31, 1995, and for the year ended December 31, 1996.


                                                       Predecessor                         Successor
                                              ------------------------------     ----------------------------
                                                                Nine month       Three month
                                               Year ended      period ended      period ended     Year ended
                                              December 31,     September 30,     December 31,    December 31,
                                                  1994             1995              1995            1996
                                              ------------     -------------     ------------    ------------
         Noncash investing and
             financing activities:
                Accounts payable
                incurred for property
                equipment                         $ 283         $     --          $   67         $      --
         Additional cash payment
             information:
                Interest paid (net of
                   amounts capitalized)           2,333            5,114             192            21,028
                Income taxes paid
                   (refunded)                       354              302             (51)              351


 (11)    COMMITMENTS AND CONTINGENCIES

         The Company is party, in the ordinary course of business, to certain claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the financial condition or results of operations of the Company.

                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




 (12)    SUBSEQUENT EVENT (UNAUDITED)

         The Company intends to finance the construction of a new manufacturing facility to be located in Miami, Ottawa County, Oklahoma through the issuance of industrial development revenue bonds. The facility will be used for the production, packaging and distribution of certain dry pet food products commonly referred to as "treats." Funds will be provided through the issuance of the $6,000 Ottawa County Finance Authority Industrial Development Revenue Bonds, Series 1997 (Doane Products Company Project). The net proceeds of such issuance will be loaned to the Company and will be used for the acquisition of land, as well as the acquisition, construction and installation of equipment and improvements situated thereon. The terms of the bond issuance have not been finalized, and there can be no assurance that such issuance will occur.

 (13)    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          Successor
                                            -------------------------------------
                                             First          Second         Third       Fourth
    1996                                    Quarter         Quarter       Quarter      Quarter
    ----                                    -------         -------       -------      -------
Net sales                                   $ 118,404      $ 112,881     $ 124,672   $ 144,751
Gross margins                                  15,428         12,925        12,707      16,070
Net income (loss)                              (1,650)          (236)         (609)        977



                                                          Predecessor                Successor
                                             ----------------------------------      ---------
                                              First         Second       Third        Fourth
      1995                                   Quarter       Quarter      Quarter       Quarter
      ----                                   -------       -------      -------       -------
Net sales                                  $ 103,638     $ 99,148    $ 91,932        $ 111,618
Gross margins                                 16,738       16,723      16,094           15,254
Net income (1)                                 9,303        9,236      (1,793)           1,024


(1) Net income for the third quarter of 1995 includes an unusual item of $9,440 related to bonuses paid in connection with the Acquisition.

                                EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION*
-------   -----------

 2.1      Agreement and Plan of Merger dated as of August 31, 1995 among Doane
          Products Company, DPCAC and DPC Subsidiary Acquisition Corp; list of schedules to such Merger Agreement; Agreement of Company to furnish such schedules to the Commission upon its request.

 3.1      Certificate of Incorporation of the Company, as amended.

 3.2      Bylaws of the Company, as amended.

 4.1. Form of Trust Indenture between the Company and U.S. Trust Company of Texas, N.A.

 4.2 Revolving Credit and Term Loan Agreement dated as of October 5, 1995 among the Company, Mercantile Bank of St. Louis National
          Association, as agent for the Banks named therein, and the Banks named therein.

 4.3** Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 28, 1996 among the Company, Mercantile Bank of St.
          Louis National Association, as agent for the Banks named therein, and the Banks named therein.

 4.4**    First Amendment to Amended and Restated Revolving Credit and Term
          Loan Agreement dated as of June 28, 1996 among the Company, Mercantile
          Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

 9.1      Investors' Agreement dated as of October 5, 1995 among DPC Acquisition
          Corp., the Company, Summit Capital Inc., Summit/DPC Partners, L.P.,
          Chase Manhattan Investment Holdings, Inc. DLJ Merchant Banking
          Partners, L.P., DLJ International Partners, C.V., DLJ Offshore
          Partners, C.V., DLJ Merchant Banking Funding, Inc. and certain other persons named therein.

 10.1     Doane Products Company Employee Retirement Plan.

 10.2     Employment Agreement dated September 1, 1994, as amended on August 31,
          1995, between the Company and Bob L. Robinson.

 10.3     Employment Agreement dated June 1, 1994, as amended on August 31,
          1995, between the Company and Roy E. Hess.

 10.4     Employment Agreement dated June 1, 1994, as amended on August 31,
          1995, between the Company and Terry W. Bechtel.

 10.5     Employment Agreement dated June 1, 1994, as amended on August 31,
          1995, between the Company and Earl R. Clements.

 10.6     Employment Agreement dated June 1, 1994, as amended on August 31,
          1995, between the Company and Dick H. Weber.

 10.7**   DPC Acquisition Corp. 1996 Stock Option Plan.

 12.1**   Statement regarding Computation of Ratios.

 27.1**   Financial Data Schedule



---------------
* Except as otherwise noted herein, all of the Exhibits hereto are incorporated by reference from the corresponding Exhibit number in the Registration Statement on Form S-1, Registration No. 33-98110.

** Filed herewith.