Form 10-Q
period 1997-03-31
DOANE PRODUCTS CO
filed 1997-05-14
CIK 1002211

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                   ------------   ------------

                         Commission file number 0-27818
                                               ---------

                             DOANE PRODUCTS COMPANY

State of Incorporation--Delaware     IRS Employer Identification No. 43-1350515

                          West 20th and Stateline Road
                             Joplin, Missouri 64804
                                  417-624-6166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X     NO
                              -------    -------

              Common Stock outstanding May 14, 1997 - 1,000 shares
                                                     ------

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                                     INDEX
                                                                        Page
                                                                        ----
PART I - Financial Information

Item 1:
    Consolidated Balance Sheets -  March 31, 1997 and
      December 31, 1996                                                  2
    Consolidated Statements of Operations - three months
      ended March 31, 1997 and March 31, 1996                            3
    Consolidated Statements of Cash Flows - three months
      ended March 31, 1997 and March 31,1996                             4
    Notes to Consolidated Financial Statements                         5-8

Item 2:
    Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                       9-10

PART II - Other Information

Item 6:
    Exhibits and Reports on Form 8-K                                    11

Signature                                                               12

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                MARCH 31      DECEMBER 31
                                                                  1997          1996
                                                               -----------    -----------
                                                               (unaudited)
ASSETS
Current assets:
   Accounts receivable, less allowance for doubtful             $  60,748     $  67,734
     accounts; $46 and $-0- at March 31, 1997 and
      December 31, 1996, respectively
   Inventories                                                     27,761        30,737
   Prepaid expenses and other                                       2,624         7,408
                                                                ---------     ---------
     Total current assets                                          91,133       105,879

Property, net of accumulated depreciation of $9,811 as of
   March 31, 1997, and $8,112 as of December 31, 1996              97,026        93,083

Goodwill, net of amortization                                     125,814       126,613
Other assets                                                       11,058        11,176
Investments - cash value of life insurance                          1,590         1,582
                                                                ---------     ---------
                                                                $ 326,621     $ 338,333
                                                                =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt                         $  10,729     $  10,417
  Accounts payable                                                 32,179        51,343
   Accrued expenses
      Salaries and commissions                                      2,840         3,223
      Other                                                         8,230        15,318
                                                                ---------     ---------
        Total current liabilities                                  53,978        80,301

Deferred compensation                                               4,064         4,030
Long-term debt                                                    208,663       196,186
Deferred income taxes                                                 993           409
Deferred credit                                                       521          --
Senior exchangeable preferred stock                                25,703        24,160
Stockholder's equity:
   Common stock, par value $.01
  Authorized and issued 1,000 shares                                 --            --
   Additional paid in capital                                      40,825        40,825
   Retained earnings                                               (8,126)       (7,578)
                                                                ---------     ---------
                                                                   32,699        33,247
                                                                ---------     ---------

                                                                $ 326,621     $ 338,333
                                                                =========     =========


                See accompanying notes to financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             THREE MONTH         THREE MONTH
                                             PERIOD ENDED        PERIOD ENDED
                                             MARCH 31, 1997     MARCH 31, 1996
                                              (unaudited)       (unaudited)
Net sales                                      $ 137,747         $ 118,404
Cost of goods sold                               122,245           103,325
                                               ---------         ---------
   Gross profit                                   15,502            15,079

Operating expenses:
   Selling                                         4,271             3,330
   General and administrative                      4,062             3,765
                                               ---------         ---------
                                                   8,333             7,095
                                               ---------         ---------
     Income from operations                        7,169             7,984

Other income (expense):
   Interest income                                     6                82
   Interest expense                               (5,678)           (5,879)
   Nonrecurring financing charge                    --              (4,815)
   Miscellaneous                                      62                (1)
                                               ---------         ---------
                                                  (5,610)          (10,613)
                                               ---------         ---------

Income (loss) before income taxes                  1,559            (2,629)
Provision (benefit) for income taxes                 564              (979)
                                               ---------         ---------

   Net income (loss)                           $     995         $  (1,650)
                                               =========         =========

Net loss applicable to common stock            $    (547)        $  (2,988)

Net loss per common share                      $    (547)        $  (2,988)

Weighted average shares outstanding                1,000             1,000
                                               =========         =========


                See accompanying notes to financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                        THREE MONTH       THREE MONTH
                                                        PERIOD ENDED      PERIOD ENDED
                                                       MARCH 31, 1997    MARCH 31, 1996
                                                         (unaudited)      (unaudited)
Cash flows from operating activities:
   Net income (loss)                                      $    995         $  (1,650)

   Items not requiring (providing) cash:
      Depreciation and amortization                          2,601             2,420
      Nonrecurring financing charge expensed                  --               4,815
      Amortization of deferred debt issuance costs             281               146
      Deferred income taxes                                    583             1,302
      Deferred credit commodity                                521              (321)
      Other                                                     72                12
      Changes in working capital components                (11,890)           (9,485)
                                                          --------         ---------

          Net cash used in operating activities           $ (6,837)        $  (2,761)
                                                          --------         ---------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                  1                19
   Purchase of property and equipment                       (5,711)           (2,408)
   Increase in debt issuance costs                             (91)           (5,403)
   Increase in other assets                                   (151)              (45)
                                                          --------         ---------

        Net cash used in investing activities               (5,952)           (7,837)
                                                          --------         ---------

Cash flows from financing activities:
   Net borrowings under revolving credit agreement          13,725            10,000
   Proceeds from issuance of long-term debt                  1,668           160,000
   Principal payments on long-term debt                     (2,604)         (160,000)
                                                          --------         ---------

        Net cash provided by financing activities           12,789            10,000
                                                          --------         ---------

        Decrease in cash and cash equivalents                 --                (598)
Cash and cash equivalents, beginning of period                --               1,550
                                                          --------         ---------

Cash and cash equivalents, end of period                  $   --           $     952
                                                          ========         =========



                See accompanying notes to financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (Unaudited)

1.   Accounting policies

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10K (and related exhibits) for the year ended December 31, 1996 and the Company's Amendment No. 1 on Form S-3 to Form S-1 Registration Statement (File No. 33-98110) relating to the issuance of $160,000 principal amount of the Company's 10 5/8% Senior Notes due 2006 (the "Senior Notes"). The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 1996 financial statements included in the Annual Report on Form 10K.

The results of operations for the three months ended March 31, 1997 and March 31, 1996 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Certain reclassifications have been made to the March 31, 1996 consolidated financial statements to conform with the March 31, 1997 presentation.

2.    Acquisition

   On October 5, 1995, the Company was acquired (the "Acquisition") as a result of the mergers of two wholly-owned subsidiaries of DPC Acquisition Corp. and the Company's predecessor, Doane Products Company (the "Predecessor"), with the Company being the surviving entity (sometimes referred to in the Company's Annual Report on Form 10K as the "Successor"). The purchase price was $249,100 including existing indebtedness.

   The Acquisition was financed in part through (i) a senior credit facility (the "Senior Credit Facility") that provides term loan and revolving loan borrowings, (ii) the proceeds of the issuance of the Senior Notes, and (iii) $30,000 of 14.25% Senior Exchangeable Preferred Stock due 2007. As used herein, the term "Acquisition" means the acquisition of the Company by DPCAC, the refinancing of existing indebtedness of Predecessor and the payment of related fees and expenses.

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

3.   Long-term debt

Long-term Debt consisted of the following:


                                               MARCH 31, 1997   DECEMBER 31, 1996
Senior Credit Facility
   Term Loan                                        42,524            45,128
   Revolving Loan                                   15,200             1,475
Industrial Development Revenue Bonds
   (net of construction and reserve funds)           1,668              --
Senior Notes                                       160,000           160,000
                                                  --------          --------
   Total Long-term debt                           $219,392          $206,603
   Less Current Maturities                          10,729            10,417
                                                  --------          --------
                                                  $208,663          $196,186
                                                  ========          ========

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

The Term Loan Facility matures on September 30, 2000 and is due in quarterly installments in increasing amounts, ranging from $2,917 to $4,792. The Revolving Credit Facility matures on September 30, 2000. The Company is required to reduce borrowings under the Revolving Credit Facility to $10,000 or less for 30 consecutive days during the fiscal years ended September 30, 1996 and 1997, and to $7,500 or less for 30 consecutive days during each fiscal year ended September 30 thereafter.

Indebtedness under the Senior Credit Facility bears interest at a rate based, at the Company's option, upon (i) the Base Rate plus 1.50% with respect to Base Rate Loans and (ii) the LIBOR Rate for one, two, three or six months plus 2.75% with respect to LIBOR Rate Loans; provided, however, the interest rates are subject to reductions in the event the Company meets certain performance targets. The Term Loan Facility and the Revolving Loan Facility bore interest at an average rate of 8.04% and 9.26% respectively for the period from January 1, 1997 to March 31, 1997.

The Senior Credit Facility is secured by substantially all of the assets of the Company and a pledge of all of the Company's common stock held by DPCAC.

Senior Notes

The Senior Notes bear interest at the rate of 10 5/8% per annum, payable semiannually on March 1 and September 1 of each year. The Senior Notes are redeemable, at the Company's option, in whole or in part, from time to time, on or after March 1, 2001, initially at 105.313% of their principal amount and thereafter at prices declining to 100% at March 1, 2004 until maturity, in each case together with accrued and unpaid interest to the redemption date. In addition, at any time on or prior to March 1, 1999, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes originally issued with the net cash proceeds of one or more public equity offerings, at 109.625% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date; provided that at least $104,000 in principal amount of Senior Notes remain outstanding immediately after any such redemption.

Industrial Development Revenue Bonds, Ottawa County, Oklahoma

On March 12, 1997 the Company issued $6,000 industrial development revenue bonds (the "Bonds") through the Ottawa County Finance Authority in Miami, Oklahoma. The Bonds bear interest at the rate of 7.25% payable on each December 1 and June 1, commencing December 1, 1997. The Bonds are subject to mandatory redemption prior to maturity, in part, at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on June 1 of each year from 2007 through 2017.

The Bonds are general secured obligations of the Company, ranking senior to all subordinated indebtedness of the Company and on a parity in right of payment with all other senior indebtedness of the Company. The Bonds are additionally secured by a Mortgage and Security Agreement.

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

Dividends on the Senior Exchangeable Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Exchangeable Preferred Stock accrete to the liquidation value of the Senior Exchangeable Preferred Stock and, at the option of the holders of a majority of the shares of Senior Exchangeable Preferred Stock, may be paid through the issuance of additional shares of Senior Exchangeable Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends on the Senior Exchangeable Preferred Stock in cash for any period prior to September 30, 2000. Cumulative dividends on Senior Exchangeable Preferred Stock that have not been paid at March 31, 1997 and 1996 are $5,943 and $2,176, respectively and are included in the carrying amount of the Senior Exchangeable Preferred Stock.

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

6.   Inventories

     The composition of inventories at the balance sheet dates was as follows:


                                       MARCH 31, 1997  DECEMBER 31, 1996
Raw materials                             $ 7,754            $ 8,831
Packaging materials                         9,344             10,608
Finished goods                             10,663             11,298
                                          -------            -------
                                          $27,761            $30,737
                                          =======            =======

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On October 5, 1995, the Company was acquired as a result of the mergers of two wholly-owned subsidiaries of DPC Acquisition Corp. and the Company's predecessor, Doane Products Company, with the Company being the surviving entity.

The Acquisition was financed in part through (i) the Senior Credit Facility that provides term loan and revolving loan borrowings, (ii) the proceeds of the issuance of the Senior Notes, and (iii) $30.0 million of 14.25% Senior Exchangeable Preferred Stock due 2007.

The Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based upon their respective fair values. The results of operations of the Company have been significantly affected by the impact of the financing of the Acquisition, including interest expense on the indebtedness incurred under the Senior Credit Facility and the Senior Notes.

Results of Operations

Net Sales. Doane Products Company derives substantially all of its revenue from the sale of private label pet food products. Net sales in the three month period ended March 31, 1997 increased 16.3% to $137.7 million from $118.4 million for the same period ended in 1996. Pet food net sales increased 13.8% to $127.8 million in the three month period ended March 31, 1997 from $112.3 million in the same period of 1996. This increase was primarily due to price increases implemented in response to higher raw material costs and a 3.7% increase in pet food tons sold. Net sales of non-manufactured products increased 90.7% in the three month period ended March 31, 1997 to $8.2 million from $4.3 million for the same period ended in 1996 due to distribution of additional items. Engineering net sales decreased 5.6% in the three month period ended March 31, 1997 to $1.7 million from $1.8 million for the same period ended in 1996.

Gross Profit. Gross profit for the three month period ended March 31, 1997 increased 2.6% to $15.5 million from $15.1 million for the same period in 1996. The increase in gross profit for the three month period ended March 31, 1997 was primarily due to increased distribution of non-manufactured products and higher margins in the engineering division. Gross profit as a percent of net sales for the three month period ended March 31, 1997 declined to 11.3% from 12.7% for the same period in 1996 primarily due to lower pet food margins.

Operating Expenses. Operating expenses increased to $8.3 million in the three month period ended March 31, 1997 from $7.1 million for the same period of 1996. Selling expenses increased to $4.3 million from $3.3 million in 1996. This increase was primarily attributable to increases in (i) sales promotions, volume incentive discounts, and brokerage costs resulting from increased pet food tons sold, and (ii) increases in salaries and related fringe benefits. General and administrative expenses increased to $4.1 million in the three month period ended March 31, 1997 from $3.8 million in 1996 primarily due to an increase in salaries and related fringe benefits. Operating expenses as a percent of net sales remained constant at 6.0% in both the first quarter of 1997 and 1996.

Income From Operations. Income from operations decreased $.8 million to $7.2 million in the three month period ended March 31, 1997 from $8.0 million in the first quarter of 1996. This decrease was primarily due to higher operating expenses.

Interest Expense. Interest expense decreased to $5.7 million in the three month period ended March 31, 1997 from $5.9. million in 1996 due primarily to reduction of term loan debt under the Senior Credit Facility.

There were no nonrecurring financing fees in the three month period ended March 31, 1997. During the three month period ended March 31, 1996, the Company wrote off $4.8 million in nonrecurring interim debt financing costs concurrent with the issuance of the $160.0 million Senior Notes.

Income Taxes. Income taxes increased to $.6 million for the three month period ended March 31, 1997 from $(1.0) million for the first quarter of 1996 primarily due to the write off of $4.8 million of nonrecurring finance costs in 1996.

Liquidity and Capital Resources

The Company had working capital of $37.2 million at March 31, 1997. For the three month period ended March 31, 1997, net cash used by operating activities was $6.8 million, which was up from $2.8 million for the same period during 1996, primarily due to a reduction in operating profits and the after tax effect of the write off of nonrecurring finance costs in 1996. Also, cash used for working capital components for the three month period ended March 31, 1997 was $11.9 million ($2.4 million higher than the same period in 1996) which was primarily due to decreases in accounts payable, timing of volume incentive payments and recognition of deferred commodity losses. These changes were offset in part by reductions in accounts receivable and inventories due to seasonally reduced volumes from year end.

On February 6, 1997 the Company purchased a pet food manufacturing and warehouse facility at Everson, Pennsylvania for a total cost of $1.9 million which includes the cost of renovation and equipment. In addition, the Company has financed a new manufacturing and warehouse facility through the issuance on March 12, 1997 of $6.0 million of industrial development revenue bonds, which are secured by a mortgage lien and security interest on certain real and personal property. The Bonds have been recorded at $1.7 million at March 31, 1997, which is net of undrawn amounts, and construction and reserve funds.

As part of the Senior Credit Facility the Company maintains a $25.0 million revolving credit facility with banks which provides adequate liquidity to meet the Company's operational needs. At March 31, 1997 the Company had borrowing capacity in the amount of $8.7 million under the Senior Credit Facility, which is net of $1.1 million for outstanding letters of credit.

Long term debt outstanding at March 31, 1997 consisted primarily of $160.0 million Senior Notes, the Term Loan Facility in the amount of $42.5 million, the Revolving Credit Facility in the amount of $15.2 million and industrial development bonds in the net amount of $1.7 million.

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

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                                    PART II


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits Index

             4.1 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 31, 1997 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

            10.1 Employment Agreement dated as of March 3, 1997, between the Company and Thomas R. Heidenthal.

            27.1   Financial Data Schedule

        (b)  Reports on Form 8-K

             None

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DOANE PRODUCTS COMPANY



(Date)                                      By  /s/ THOMAS R. HEIDENTHAL
                                              -------------------------------
                                              Thomas R. Heidenthal
                                              Senior Vice President and
                                              Chief Financial Officer

                                            By  /s/ ROY E. HESS
                                              -------------------------------
                                              Roy E. Hess
                                              Vice President - Finance
                                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                       DESCRIPTION
    -------                      -----------

      4.1 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 31, 1997 among the Company, Mercantile Bank of St. Louis National
               Association, as agent for the Banks named therein, and the Banks named therein.

     10.1 Employment Agreement dated as of March 3, 1997, between the Company and Thomas R. Heidenthal.

     27.1      Financial Data Schedule