Form 10-Q
period 1997-06-30
DOANE PRODUCTS CO
filed 1997-08-08
CIK 1002211

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _____

                      Commission file number  0-27818
                                              -------

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

                            YES  X     NO
                                ---       ---

           Common Stock outstanding August 8, 1997  -  1,000  shares
                                                       -----

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                                    INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I - Financial Information

Item 1:
  Consolidated Balance Sheets -  June 30, 1997 and December 31, 1996                                                2
  Consolidated Statements of Operations - three months and six months ended June 30, 1997                           3
      and June 30, 1996
  Consolidated Statements of Cash Flows - six months ended June 30, 1997 and June 30,1996                           4
  Notes to Consolidated Financial Statements                                                                      5-8

Item 2:
  Management's Discussion and Analysis of Financial Condition and Results of Operations                          9-10

PART II - Other Information

Item 2:
  Exhibits and Reports on Form 8-K                                                                                 11
  Signature                                                                                                        12

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                JUNE 30                 DECEMBER 31
                                                                                  1997                     1996
                                                                                  ----                     ----
                                                                              (unaudited)
ASSETS
Current assets:
  Accounts receivable, less allowance for doubtful                              $ 61,929                 $ 67,734
    accounts; $61 and $-0- at June 30, 1997 and
    December 31, 1996, respectively
  Inventories                                                                     30,101                   30,737
  Prepaid expenses and other                                                       3,595                    7,408
                                                                               ---------                ---------

        Total current assets                                                      95,625                  105,879

Property, net of accumulated depreciation of $11,595 as of
  June 30, 1997, and $8,112 as of December 31, 1996                               99,804                   93,083

Goodwill, net of amortization                                                    124,997                  126,613
Other assets                                                                      11,154                   11,176
Investments - cash value of life insurance                                         1,598                    1,582
                                                                               ---------                ---------
                                                                               $ 333,178                $ 338,333
                                                                               =========                =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                                        $   11,042                   10,417
  Accounts payable                                                                39,524                   51,343
  Accrued expenses
     Salaries and commissions                                                      3,487                    3,223
     Other                                                                        14,658                   15,318
                                                                               ---------                ---------

        Total current liabilities                                                 68,711                   80,301

Deferred compensation                                                              4,039                    4,030
Long-term debt                                                                   199,431                  196,186
Deferred income taxes                                                              1,266                      409
Senior exchangeable preferred stock, 3,000 shares authorized,
   1,200 shares issued                                                            27,290                   24,160
                                                                               ---------                ---------

        Total liabilities                                                        300,737                  305,086
                                                                               ---------                ---------

Stockholder's equity:
  Common stock, par value $.01.
  Authorized and issued 1,000 shares                                                   -                        -
  Additional paid in capital                                                      41,675                   40,825
  Retained earnings                                                               (9,234)                  (7,578)
                                                                               ---------                ---------
                                                                                  32,441                   33,247
                                                                               ---------                ---------

                                                                               $ 333,178                $ 338,333
                                                                               =========                =========

                See accompanying notes to financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTH PERIOD ENDED              SIX MONTH PERIOD ENDED
                                                     JUNE 30,                                  JUNE 30,
                                               1997              1996                 1997                1996
                                           (unaudited)       (unaudited)          (unaudited)         (unaudited)
Net sales                                    $132,996          $112,881             $270,743            $231,285
Cost of goods sold                            117,833           100,276              240,078             203,601
                                             --------          --------             --------            --------
  Gross profit                                 15,163            12,605               30,665              27,684

Operating expenses:
  Selling                                       4,298             3,479                8,569               6,809
  General and administrative                    4,376             3,721                8,438               7,486
                                             --------          --------             --------            --------
                                                8,674             7,200               17,007              14,295
                                             --------          --------             --------            --------

   Income from operations                       6,489             5,405               13,658              13,389

Other income (expense):
  Interest income                                  55                63                   61                 145
  Interest expense                             (5,784)           (5,693)             (11,462)            (11,572)
  Nonrecurring financing charge                     -                 -                    -              (4,815)
  Miscellaneous                                    (6)                8                   56                   7
                                             --------          --------             --------            --------
                                               (5,735)           (5,622)             (11,345)            (16,235)
                                             --------          --------             --------            --------

Income (loss) before income taxes                 754              (217)               2,313              (2,846)
Provision (benefit) for income taxes              273                19                  837                (960)
                                             --------          --------             --------            --------

 Net income (loss)                           $    481         $    (236)             $ 1,476            $ (1,886)
                                             ========         =========              ========            ========

Net loss applicable to common stock          $ (1,107)          $(1,651)             $(1,654)            $(4,639)

Net loss per common share                    $ (1,107)          $(1,651)             $(1,654)            $(4,639)

Weighted average shares outstanding             1,000             1,000                1,000               1,000
                                             ========         =========              =======             =======




                See accompanying notes to financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                   SIX MONTH                    SIX MONTH
                                                                 PERIOD ENDED                 PERIOD ENDED
                                                                 JUNE 30, 1996                JUNE 30, 1996
                                                                  (unaudited)                  (unaudited)
Cash flows from operating activities:
  Net income (loss)                                               $  1,476                       $  (1,886)

  Items not requiring cash:
     Depreciation and amortization                                   5,232                           4,876
     Nonrecurring financing charge expensed                             -                            4,815
     Amortization of deferred debt issuance costs                      574                             390
     Deferred income taxes                                             857                           3,439
     Deferred commodity credit                                           -                             273
     Other                                                              82                              61
Changes in working capital components                               (1,961)                         (2,307)
                                                                  --------                       ---------

          Net cash provided by operating activities               $  6,260                       $   9,661
                                                                  --------                       ---------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                          24                              19
  Purchase of property and equipment                               (10,304)                         (4,009)
  Increase in debt issuance costs                                     (465)                         (5,403)
  Other                                                               (235)                         (1,531)
                                                                  --------                       ---------

        Net cash used in investing activities                      (10,980)                        (10,924)
                                                                  --------                       ---------

Cash flows from financing activities:
  Net borrowings under revolving credit agreement                    6,025                               -
  Proceeds from issuance of long-term debt                           3,053                         160,000
  Principal payments on long-term debt                              (5,208)                       (160,000)
  Contributed Capital                                                  850                               -
                                                                       ---                               -

        Net cash provided by financing activities                    4,720                               -
                                                                  --------                       ---------

        Decrease in cash and cash equivalents                            -                          (1,263)
Cash and cash equivalents, beginning of period                           -                           1,550
                                                                  --------                       ---------

Cash and cash equivalents, end of period                          $      -                       $     287
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

The results of operations for the three months ended June 30, 1997 and June 30, 1996 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Certain reclassifications have been made to the June 30, 1996 consolidated financial statements to conform with the June 30, 1997 presentation.

  Acquisition

On October 5, 1995, the Company was acquired (the "Acquisition") as a result of the mergers of two wholly-owned subsidiaries of DPC Acquisition Corp. ("DPCAC") and the Company's predecessor, Doane Products Company (the "Predecessor"), with the Company being the surviving entity (sometimes referred to in the Company's Annual Report on Form 10K as the "Successor"). The purchase price was $249,100 including existing indebtedness.

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

3.  Long-term debt

Long-term Debt consisted of the following:

                                                                 JUNE 30, 1997                 DECEMBER 31, 1996
    Senior Credit Facility
        Term Loan                                                   39,920                            45,128
        Revolving Loan                                               7,500                             1,475
    Industrial Development Revenue Bonds
       (net of construction and reserve funds)                       3,053                              -
    Senior Notes                                                   160,000                           160,000
                                                                 ---------                         ---------
        Total Long-term debt                                     $ 210,473                         $ 206,603
        Less Current Maturities                                     11,042                            10,417
                                                                 ---------                         ---------
                                                                 $ 199,431                         $ 196,186
                                                                 =========                         =========

Senior Credit Facility

In connection with the Acquisition, the Company entered into a senior credit facility effective October 5, 1995 (the "Senior Credit Facility") with several lending institutions. The Senior Credit Facility provided for an aggregate principal amount of loans of up to $115,000 consisting of $90,000 in aggregate principal amount of term loans (the "Term Loan Facility"), of which $40,000 was prepaid in connection with the issuance of the Senior Notes, and a $25,000 revolving credit facility (the "Revolving Credit Facility").

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

Indebtedness under the Senior Credit Facility bears interest at a rate based, at the Company's option, upon (i) the Base Rate plus 1.50% with respect to Base Rate Loans and (ii) the LIBOR Rate for one, two, three or six months plus 2.75% with respect to LIBOR Rate Loans; provided, however, the interest rates are subject to reductions in the event the Company meets certain performance targets. The Term Loan Facility and the Revolving Loan Facility bore interest at an average rate of 8.48% and 9.22%, respectively for the period from April 1, 1997 to June 30, 1997.

The Senior Credit Facility is secured by substantially all of the assets of the Company and a pledge of all of the Company's common stock held by DPCAC.

Senior Notes

The Senior Notes bear interest at the rate of 10.625% per annum, payable semiannually on March 1 and September 1 of each year. The Senior Notes are redeemable, at the Company's option, in whole or in part, from time to time, on or after March 1, 2001, initially at 105.313% of their principal amount and thereafter at prices declining to 100% at March 1, 2004 until maturity, in each case together with accrued and unpaid interest to the redemption date. In addition, at any time on or prior to March 1, 1999, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes originally issued with the net cash proceeds of one or more public equity offerings, at 109.625% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date; provided that at least $104,000 in principal amount of Senior Notes remain outstanding immediately after any such redemption.

Industrial Development Revenue Bonds, Ottawa County, Oklahoma

On March 12, 1997 the Company issued $6,000 of industrial development revenue bonds (the "Bonds") through the Ottawa County Finance Authority in Miami, Oklahoma. The Bonds bear interest at the rate of 7.25% payable on each December 1 and June 1, commencing December 1, 1997. The Bonds are subject to mandatory redemption prior to maturity, in part, at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on June 1 of each year from 2007 through 2017.

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

Dividends on the Senior Exchangeable Preferred Stock are payable quarterly at the rate of 14.25% per annum. Dividends on the Senior Exchangeable Preferred Stock accrete to the liquidation value of the Senior Exchangeable Preferred Stock and, at the option of the holders of a majority of the shares of Senior Exchangeable Preferred Stock, may be paid through the issuance of additional shares of Senior Exchangeable Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends on the Senior Exchangeable Preferred Stock in cash for any period prior to September 30, 2000. Cumulative dividends on Senior Exchangeable Preferred Stock that have not been paid at June 30, 1997 and 1996 are $8,330 and $3,322, respectively and are included in the carrying amount of the Senior Exchangeable Preferred Stock.

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

5.  Contributed Capital

The Company received capital contributions of $850 from DPC Acquisition Corp. during the six month period ended June 30, 1997.

6.  Income (Loss) Per Common Share

Income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period. The income (loss) is decreased (increased) by preferred stock dividends and the accretion of preferred stock in calculating net income (loss) attributable to the common shareholder.

7.  Inventories

    The composition of inventories at the balance sheet dates was as follows:


                        JUNE 30, 1997           DECEMBER 31, 1996
Raw materials              $ 8,168                   $ 8,831
Packaging materials          9,518                    10,608
Finished goods              12,415                    11,298
                           -------                   -------
                           $30,101                   $30,737
                           =======                   =======

8.  Commodity Hedges

The Company mitigates the effect of price fluctuations for certain commodity requirements by using exchange traded futures and options contracts, but does not engage in speculative commodity trading.

Positive futures contract positions are exchanged with commodity suppliers as part of the physical procurement function; positive option contracts are converted to futures contracts. Negative futures and option positions are accompanied by the physical procurement of a like quantity of commodities in the cash market at the time of liquidation. Gain or loss due to early liquidation of futures and options contracts is realized in the accounting period in which the liquidation occurs. Unrealized gain and loss positions contracted for future physical procurement requirements are deferred to the applicable accounting period and have varying maturities with none exceeding twelve months.

All futures and options contracts are accounted for as hedges, and gains and losses are recognized as a part of cost of products sold and is reflected in the cash flows in the accounting period in which the contracts are traded to suppliers or liquidated. The deferred net futures and options position is reported on the balance sheet as a current asset for net negative positions and as a deferred credit for net positive positions.

9.  Commitments and Contingencies

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

Results of Operations

 Net Sales. Doane Products Company derives substantially all of its revenue from the sale of private label pet food products. Net sales in the three month period ended June 30, 1997 increased 17.8% to $133.0 million from $112.9 million for the same period ended in 1996. Pet food net sales increased 14.8% to $122.3 million in the three month period ended June 30, 1997 from $106.4 million in the same period of 1996. This increase was impacted equally by (i) price increases implemented in response to higher raw material costs and, (ii) increases in pet food tons sold. Net sales of non-manufactured products increased in the three month period ended June 30, 1997 to $9.2 million from $4.5 million for the same period ended in 1996 due to distribution of additional items. Engineering net sales decreased 25.0% in the three month period ended June 30, 1997 to $1.5 million from $2.0 million for the same period ended in 1996. Net sales for the six month period ended June 30, 1997 increased 17.0% to $270.7 million from $231.3 million during the same period ended in 1996. Of this amount, 5.3% is attributable to increased volume, 8.2% due to price increases, and 3.5% results from increased sales of non-manufactured items and engineering products.

 Gross Profit. Gross profit for the three month period ended June 30, 1997 increased 20.6% to $15.2 million from $12.6 million for the same period in 1996. The increase in gross profit was due to pet food volume increases of 7.5%, increased distribution of non-manufactured products and higher margins in the engineering division. Gross profit as a percent of net sales for the three month period ended June 30, 1997 increased to 11.4% from 11.2% for the same period in 1996. Gross profit for the six month period ended June 30, 1997 increased 10.8% to $30.7 million from $27.7 million during the same period in 1996 for the reasons noted above.

 Operating Expenses.   Operating expenses increased to $8.7 million in the
three month period ended June 30, 1997 from $7.2 million for the same period of 1996. Selling expenses increased to $4.3 million from $3.5 million in 1996. This increase was primarily attributable to increases in (i) sales promotions, volume incentive discounts, and brokerage costs resulting from increased pet food tons sold, and (ii) increases in salaries and related fringe benefits. General and administrative expenses increased to $4.4 million in the three month period ended June 30, 1997 from $3.7 million in 1996 primarily due to an increase in salaries and related fringe benefits. Operating expenses as a percent of net sales increased to 6.5% from 6.4% for the same period in 1996. Operating expenses increased to $17.0 million in the six month period ended June 30, 1997 from $14.3 million for the same period in 1996 for the reasons noted above.

 Income From Operations. Income from operations increased $1.1 million to $6.5 million in the three month period ended June 30, 1997 from $5.4 million in the same period in 1996. This increase was primarily due to higher pet food and non-manufactured product volumes. Income from operations increased 2.2% to $13.7 million from $13.4 million for the same period in 1996 for the reasons noted above.

 Interest Expense. Interest expense increased to $5.8 million in the three month period ended June 30, 1997 from $5.7 million in 1996 due primarily to an increased usage of the Revolving Credit Facility which was mitigated in part by a reduction of the Term Loan Facility. Interest expenses in the six month period ended June 30, 1997 decreased to $11.5 million from $11.6 million for the same period in 1996.

 Income Taxes. Income taxes for the three month period ended June 30, 1997 were $.3 million compared to a negligible amount for the same period in 1996. For the six month period ended June 30, 1997 the income tax expense was $.8 million compared to a $1.0 million tax benefit for the same period in 1996 primarily due to the write off of the $4.8 million nonrecurring finance costs in 1996.

Liquidity and Capital Resources

The Company had working capital of $26.9 million at June 30, 1997. For the six month period ended June 30, 1997, net cash provided by operating activities was $6.3 million, which was down from $9.7 million for the same period during 1996, primarily due to the after tax effect of the write off of nonrecurring finance costs in 1996. Also, cash used by working capital components for the six month period ended June 30, 1997 was $2.0 million ($.3 million lower than the same period in 1996).

On February 6, 1997 the Company purchased a pet food manufacturing and warehouse facility at Everson, Pennsylvania for a total cost of $1.6 million which includes $.2 million for renovation and additional equipment. In addition, the Company has financed a new manufacturing and warehouse facility through the issuance on March 12, 1997 of $6.0 million of industrial development revenue bonds, which are secured by a mortgage lien and security interest on certain real and personal property. The revenue bonds have been recorded at $3.1 million at June 30, 1997, which is net of undrawn amounts, and construction and reserve funds.

As part of the Senior Credit Facility the Company maintains a $25.0 million revolving credit facility with banks which provides adequate liquidity to meet the Company's operational needs. At June 30, 1997 the Company had borrowing capacity in the amount of $16.4 million under the Revolving Credit Facility, which is net of $1.1 million for outstanding letters of credit.

Long term debt outstanding at June 30, 1997 consisted primarily of $160.0 million Senior Notes, the Term Loan Facility in the amount of $39.9 million, the Revolving Credit Facility in the amount of $7.5 million and industrial development bonds in the net amount of $3.1 million.

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

As a result of the Acquisition and the sale of the Senior Notes, the Company is highly leveraged and has significantly increased cash requirements for debt service relating to the Senior Credit Facility and the Senior Notes. The Company's ability to borrow is limited by the Senior Credit Facility and the limitations on the incurrence of indebtedness under the Senior Note Indenture. The Company anticipates that its operating cash flow, together with amounts available to it under the Senior Credit facility and new industrial development bonds, will be sufficient to finance working capital requirements, debt service requirements and anticipated capital expenditures during the 1997 calendar year.

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


                             DOANE PRODUCTS COMPANY



August 8, 1997                            By  /s/ THOMAS R. HEIDENTHAL
                                              ---------------------------------
                                               Thomas R. Heidenthal
                                               Senior Vice President and
                                               Chief Financial Officer

                                          By  /s/ ROY E. HESS
                                              ---------------------------------
                                               Roy E. Hess
                                               Vice President - Finance
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

27.1                        Financial Data Schedule