Form 10-Q
period 1997-09-30
DOANE PRODUCTS CO
filed 1997-11-13
CIK 1002211

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from ______________ to ____________

                      Commission file number  0-27818
                                            ------------

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

                         YES   X           NO
                            -------           --------

          Common Stock outstanding November 13, 1997  -  1,000  shares
                                                         ------

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                                     INDEX

                                                                                                                   Page
                                                                                                                  ------
PART I - Financial Information

Item 1:
  Consolidated Balance Sheets -  September 30, 1997 and December 31, 1996                                           2
  Consolidated Statements of Operations - three months and nine months ended September 30, 1997                     3
      and September 30, 1996
  Consolidated Statements of Cash Flows - nine months ended September 30, 1997                                      4
     and September 30,1996
  Notes to Consolidated Financial Statements                                                                        5-8
Item 2:
  Management's Discussion and Analysis of Financial Condition and Results of Operations                             9-10

PART II - Other Information

Item 5:
   Personnel                                                                                                        11
Item 6:
  Exhibits and Reports on Form 8-K                                                                                  11
  Signature                                                                                                         12

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                             SEPTEMBER 30              DECEMBER 31
                                                                                 1997                       1996
                                                                                 ----                       ----
                                                                             (unaudited)
ASSETS
Current assets:
  Accounts receivable, less allowance for doubtful                              $ 56,721                 $ 67,734
    accounts; $89 and $-0- at September 30, 1997 and
    December 31, 1996, respectively
  Inventories                                                                     31,131                   30,737
  Prepaid expenses and other                                                       3,136                    7,408
                                                                                --------                 --------

        Total current assets                                                      90,988                  105,879

Property, net of accumulated depreciation of $13,490 as of
   September 30, 1997, and $8,112 as of December 31, 1996                        100,525                   93,083

Goodwill, net of amortization                                                    124,230                  126,613
Other assets                                                                      11,116                   11,176
Investments - cash value of life insurance                                         1,606                    1,582
                                                                               ---------                ---------
                                                                               $ 328,465                $ 338,333
                                                                               =========                =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                                        $   11,354                   10,417
  Accounts payable                                                                35,735                   51,343
  Accrued expenses
     Salaries and commissions                                                      3,959                    3,223
     Other                                                                        10,865                   15,318
                                                                              ----------                ---------

        Total current liabilities                                                 61,913                   80,301

Deferred compensation                                                              4,113                    4,030
Long-term debt                                                                   198,456                  196,186
Deferred income taxes                                                              2,346                      409
Senior exchangeable preferred stock, 3,000 shares authorized,
   1,200 shares issued                                                            28,864                   24,160
                                                                              ----------                ---------

        Total liabilities                                                        295,692                  305,086
                                                                              ----------                ---------

Stockholder's equity:
  Common stock, par value $.01.
  Authorized and issued 1,000 shares                                               -                        -
  Additional paid in capital                                                      41,675                   40,825
  Retained earnings                                                               (8,902)                  (7,578)
                                                                               ---------                ---------
                                                                                  32,773                   33,247
                                                                               ---------                ---------

                                                                               $ 328,465                $ 338,333
                                                                               =========                =========

                See accompanying notes to financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTH PERIOD ENDED               NINE MONTH PERIOD ENDED
                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                               1997            1996                 1997               1996
                                           (unaudited)     (unaudited)          (unaudited)         (unaudited)
Net sales                                    $128,301        $124,672             $399,044            $355,957
Cost of goods sold                            111,316         112,308              351,394             315,909
                                             --------        --------             --------            --------
  Gross profit                                 16,985          12,364               47,650              40,048

Operating expenses:
  Selling                                       4,003           3,748               12,572              10,557
  General and administrative                    4,421           3,891               12,859              11,377
                                             --------        --------             --------            --------
                                                8,424           7,639               25,431              21,934
                                             --------        --------             --------            --------

   Income from operations                       8,561           4,725               22,219              18,114

Other income (expense):
  Interest income                                  56              61                  117                 206
  Interest expense                             (5,628)         (5,601)             (17,090)            (17,173)
  Nonrecurring financing charge                    --              --                   --              (4,815)
  Miscellaneous                                    (4)              3                   52                  10
                                             --------        --------             --------            --------
                                               (5,576)         (5,537)             (16,921)            (21,772)
                                             --------        --------             --------            --------

Income (loss) before income taxes               2,985            (812)               5,298              (3,658)
Provision (benefit) for income taxes            1,080            (203)               1,917              (1,163)
                                             --------        --------             --------            --------

 Net income (loss)                           $  1,905        $   (609)            $  3,381            $ (2,495)
                                             ========        ========             ========            ========

Net income (loss) applicable                 $    331        $ (2,066)            $ (1,323)           $ (6,705)
  to common stock

Net income (loss) per common share           $    331        $ (2,066)            $ (1,323)           $ (6,705)

Weighted average shares outstanding             1,000           1,000                1,000               1,000
                                             ========        ========             ========            ========



                See accompanying notes to financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                NINE MONTH                      NINE MONTH
                                                                PERIOD ENDED                    PERIOD ENDED
                                                             SEPTEMBER 30, 1997             SEPTEMBER 30, 1996
                                                                (unaudited)                     (unaudited)
Cash flows from operating activities:
  Net income (loss)                                             $   3,381                         $  (2,495)

  Items not requiring cash:
     Depreciation and amortization                                  8,008                             7,388
     Nonrecurring financing charge expensed                            --                             4,815
     Amortization of deferred debt issuance costs                     872                               736
     Deferred income taxes                                          1,937                               (18)
     Deferred commodity credit                                         --                            (1,770)
      Other                                                           168                                 2
Changes in working capital components                              (4,436)                             (319)
                                                                ---------                         ---------

          Net cash provided by operating activities                 9,930                             8,339
                                                                ---------                         ---------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                         25                                19
  Purchase of property and equipment                              (12,933)                           (4,956)
  Increase in debt issuance costs                                    (468)                           (5,403)
  Other                                                              (611)                           (3,961)
                                                                ---------                         ---------

        Net cash used in investing activities                     (13,987)                          (14,301)
                                                                ---------                         ---------

Cash flows from financing activities:
  Net borrowings under revolving credit agreement                   6,100                             7,000
  Proceeds from issuance of long-term debt                          4,919                           160,000
  Principal payments on long-term debt                             (7,812)                         (162,588)
  Contributed Capital                                                 850                                --
                                                                ---------                         ---------

        Net cash provided by financing activities                   4,057                             4,412
                                                                ---------                         ---------

        Decrease in cash and cash equivalents                          --                            (1,550)
Cash and cash equivalents, beginning of period                         --                             1,550
                                                                ---------                         ---------

Cash and cash equivalents, end of period                        $      --                         $      --
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

The results of operations for the three months ended September 30, 1997 and September 30, 1996 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Certain reclassifications have been made to the September 30, 1996 consolidated financial statements to conform with the September 30, 1997 presentation.

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

3.  Long-Term debt

Long-term Debt consisted of the following:

                                                              SEPTEMBER 30, 1997               DECEMBER 31, 1996
    Senior Credit Facility
        Term Loan                                                   37,316                            45,128
        Revolving Loan                                               7,575                             1,475
    Industrial Development Revenue Bonds
       (net of construction and reserve funds)                       4,919                                --
    Senior Notes                                                   160,000                           160,000
                                                                 ---------                         ---------
        Total Long-term debt                                     $ 209,810                         $ 206,603
        Less Current Maturities                                     11,354                            10,417
                                                                 ---------                         ---------
                                                                 $ 198,456                         $ 196,186
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

Indebtedness under the Senior Credit Facility bears interest at a rate based, at the Company's option, upon (i) the Base Rate plus 1.50% with respect to Base Rate Loans and (ii) the LIBOR Rate for one, two, three or six months plus 2.75% with respect to LIBOR Rate Loans; provided, however, the interest rates are subject to reductions in the event the Company meets certain performance targets. The Term Loan Facility and the Revolving Loan Facility bore interest at an average rate of 8.59% and 9.03%, respectively for the period from July 1, 1997 to September 30, 1997.

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

Dividends on the Senior Exchangeable Preferred Stock are payable quarterly at the rate of 14.25% per annum. Dividends on the Senior Exchangeable Preferred Stock accrete to the liquidation value of the Senior Exchangeable Preferred Stock and, at the option of the holders of a majority of the shares of Senior Exchangeable Preferred Stock, may be paid through the issuance of additional shares of Senior Exchangeable Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends on the Senior Exchangeable Preferred Stock in cash for any period prior to September 30, 2000. Cumulative dividends on Senior Exchangeable Preferred Stock that have not been paid at September 30, 1997 and 1996 are $9,635 and $4,509, respectively and are included in the carrying amount of the Senior Exchangeable Preferred Stock.

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

5.  Contributed Capital

The Company received capital contributions of $850 from DPC Acquisition Corp. during the nine month period ended September 30, 1997.

6.  Income (Loss) Per Common Share

Income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period. The income (loss) is decreased (increased) by preferred stock dividends and the accretion of preferred stock in calculating net income (loss) attributable to the common shareholder.

7.  Inventories

    The composition of inventories at the balance sheet dates was as follows:

                                                             SEPTEMBER 30, 1997                 DECEMBER 31, 1996
Raw materials                                                     $  8,144                           $ 8,831
Packaging materials                                                 10,602                            10,608
Finished goods                                                      12,385                            11,298
                                                                    ------                            ------
                                                                  $ 31,131                          $ 30,737
                                                                  ========                          ========

8.      Commodity Hedges

The availability and price of agricultural commodities are subject to price fluctuations which create price risk. It is the Company's intent to manage the price risk created by market fluctuations by hedging portions of its primary commodity products purchases, principally through exchange traded futures and options contracts which are designated as hedges. The terms of such contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or via exchange for the physical commodity in which case the Company delivers the contract against the acquisition of the physical commodity.

The Company's policy does not permit speculative commodity trading. Futures and options contracts are accounted for as hedges, and gains and losses are recognized in the period realized as part of the cost of products sold and in the cash flows. The deferred net futures and options position is reported on the balance sheet as a current asset for net loss positions and as a deferred credit for net gain positions. In addition to futures and options, the Company also contracts for future physical procurement, in which case unrealized gains and losses are deferred to the applicable accounting period. Typically, maturities vary and do not exceed twelve months.

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

Results of Operations

 Net Sales. Doane Products Company derives substantially all of its revenue from the sale of private label pet food products. Net sales in the three month period ended September 30, 1997 increased 2.9% to $128.3 million from $124.7 million for the same period ended in 1996. Pet food net sales increased 1.0% to $117.1 million in the three month period ended September 30, 1997 from $115.9 million in the same period of 1996. This increase was principally impacted by price increases implemented in late 1996 to mitigate increases in raw material costs that occurred throughout 1996. Net sales of non-manufactured products increased in the three month period ended September 30, 1997 to $8.7 million from $6.3 million for the same period ended in 1996 due to distribution of additional items. Engineering net sales decreased in the three month period ended September 30, 1997 to $1.9 million from $2.4 million for the same period ended in 1996. Net sales for the nine month period ended September 30, 1997 increased 12.1% to $399.0 million from $356.0 million during the same period ended in 1996. Of this amount, 3.4% is attributable to increased pet food volume, 5.7% due to price increases, and 3.0% results from increased sales of non-manufactured items and engineering products.

 Gross Profit. Gross profit for the three month period ended September 30, 1997 increased 37.4% to $17.0 million from $12.4 million for the same period in 1996. Gross profit as a percent of net sales for the three month period ended September 30, 1997 increased to 13.2% from 9.9% for the same period in 1996. Certain raw materials have decreased relative to 1996 sufficiently, which when combined with the aforementioned price increases, has enabled the Company to return to historical gross margin levels. In addition, sales of new products and additional non-manufactured products represents 14.1% of the gross profit gain. Gross profit for the nine month period ended September 30, 1997 increased 19.0% to $47.7 million from $40.0 million during the same period in 1996 for the reasons noted above.

 Operating Expenses.   Operating expenses increased to $8.4 million in the
three month period ended September 30, 1997 from $7.6 million for the same period of 1996. This increase was primarily attributable to increases in salaries and related fringe benefits. Operating expenses as a percent of net sales increased to 6.6% from 6.1% for the same period in 1996. Operating expenses increased to $25.4 million in the nine month period ended September 30, 1997 from $22.0 million for the same period in 1996 due to (i) increases in salaries and related fringe benefits, and (ii) increases in sales promotions, volume incentive discounts, and brokerage costs resulting from increased pet food tons sold.

Income From Operations. Income from operations increased $3.9 million to $8.6 million in the three month period ended September 30, 1997 from $4.7 million in the same period in 1996. This increase was primarily due to increased pet food and new product/non-manufactured product margins. Income from operations increased 22.7% to $22.2 million from $18.1 million for the same period in 1996 for the reasons noted above.

Interest Expense. Interest expense remained constant at $5.6 million in the three month periods ended September 30, 1997 and September 30, 1996 due primarily to an increased usage of the Revolving Credit Facility which was mitigated in part by a reduction of the Term Loan Facility. Interest expenses in the nine month period ended September 30, 1997 decreased to $17.1 million from $17.2 million for the same period in 1996.

Income Taxes. Income taxes for the three month period ended September 30, 1997 were $1.1 million compared to a tax benefit of $.2 million for the same period in 1996 which is a direct result of the $3.9 million increase in operating income. For the nine month period ended September 30, 1997 income tax expense was $1.9 million compared to a $1.2 million tax benefit for the same period in 1996 primarily due to the write off of the $4.8 million nonrecurring finance costs in 1996.

Liquidity and Capital Resources
The Company had working capital of $29.1 million at September 30, 1997. For the nine month period ended September 30, 1997, net cash provided by operating activities increased to $9.9 million from $8.3 million for the same period during 1996, which was caused by an increase in operating profit (net of the effective tax rate) of $1.8 million. An increase of $4.1 million in cash used for working capital in 1997 vs.1996 was offset by cash provided from non-cash charges, including depreciation, amortization, and deferred taxes and credits.

On February 6, 1997 the Company purchased a pet food manufacturing and warehouse facility at Everson, Pennsylvania for a total cost of $1.7 million, which includes the cost for renovation and additional equipment. In addition, the Company has financed a new manufacturing and warehouse facility through the issuance on March 12, 1997 of $6.0 million of industrial development revenue bonds, which are secured by a mortgage lien and security interest on certain real and personal property. The revenue bonds have been recorded at $4.9 million at September 30, 1997, which is net of undrawn amounts, and construction and reserve funds. This facility commenced operations August 12, 1997.

As part of the Senior Credit Facility, the Company maintains a $25.0 million revolving credit facility with banks which provides adequate liquidity to meet the Company's operational needs. At September 30, 1997 the Company had borrowing capacity in the amount of $16.6 million under the Revolving Credit Facility, which is net of $.8 million for outstanding letters of credit.

Long term debt outstanding at September 30, 1997 consisted primarily of $160.0 million Senior Notes, the Term Loan Facility in the amount of $37.3 million, the Revolving Credit Facility in the amount of $7.6 million and industrial development revenue bonds in the net amount of $4.9 million.

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

As a result of the Acquisition and the sale of the Senior Notes, the Company is highly leveraged and has significantly increased cash requirements for debt service relating to the Senior Credit Facility and the Senior Notes. The Company's ability to borrow is limited by the Senior Credit Facility and the limitations on the incurrence of indebtedness under the Senior Note Indenture. The Company anticipates that its operating cash flow, together with amounts available to it under the Senior Credit Facility and new industrial development revenue bonds, will be sufficient to finance working capital requirements, debt service requirements and anticipated capital expenditures during the 1997 calendar year.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY
                                    PART II


Item 5. Personnel
        Douglas J. Cahill joined the Company on September 2, 1997 as Chief
        Operating Officer.   Prior to joining the Company, Mr. Cahill served as
        President of the Winchester Division of Olin Corporation.


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


                                        DOANE PRODUCTS COMPANY



November 13, 1997                       By
                                           ------------------------------------
                                           Thomas R. Heidenthal
                                           Senior Vice President and
                                           Chief Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
------                -----------
  27                  Financial Data Schedule