Form 10-K/A
period 1996-12-31
DOANE PRODUCTS CO
filed 1998-02-05
CIK 1002211

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

     EXPLANATORY NOTE

     This Form 10-K/A is filed by the Company to amend the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Such amendment consists solely of a revision to the Independent Auditor's Report to include the conformed signature of the Independent Auditor, KPMG Peat Marwick LLP.



                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK


                                      (i)

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



                                      (ii)

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



                                          Date  1-29-98
                                              --------------------------------


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By  /s/ BOB L. ROBINSON
  -----------------------------------
  Bob L. Robinson
  President, Chief Executive Officer and Director


Date  1-29-98
    ---------------------------------


By  /s/ THOMAS R. HEIDENTHAL
  -----------------------------------
  Thomas R. Heidenthal
  Senior Vice President and Chief Financial Officer


Date  1-29-98
    ---------------------------------








By /s/ GEORGE B. KELLY
  -----------------------------------
  George B. Kelly
  Chairman of the Board

Date 1-29-98
    ---------------------------------

By /s/ PETER T. GRAUER
  -----------------------------------
  Peter T. Grauer
  Director


Date 1-29-98
    ---------------------------------



By /s/ ANDREW H. RUSH
  -----------------------------------
  Andrew H. Rush
  Director


Date 1-29-98
    ---------------------------------



By /s/ JEFFREY C. WALKER
  -----------------------------------
  Jeffrey C. Walker
  Director


Date 1-29-98
    ---------------------------------



By /s/ M. WALID MANSUR
  -----------------------------------
  M. Walid Mansur
  Director


Date 1-29-98
    ---------------------------------

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



                                       /s/ KPMG Peat Marwick LLP

                                           KPMG Peat Marwick LLP



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