Form 10-K405
period 1997-12-31
DOANE PRODUCTS CO
filed 1998-03-30
CIK 1002211

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to _______________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                                                              ON WHICH REGISTERED
              -------------------                                                              -------------------
                     None                                                                               None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of February 28, 1998, Registrant had outstanding 1,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               TABLE OF CONTENTS

                                                              PART I
                                                                                                                PAGE
Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 4.          Submissions of Matters to a Vote of Security-Holders . . . . . . . . . . . . . . . . . . . . . . 9


                                                              PART II

Item 5.          Market for Registrant's Common Stock and Related Stockholder
                 Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk   . . . . . . . . . . . . . . . . . . 18

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 9.          Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


                                                             PART III

Item 10.         Directors and Executive Officers of the Company  . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . 26


                                                              PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Appendix F





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

                 The purchase price for the Acquisition was $249.1 million, including existing indebtedness. The Acquisition was financed through (i) a senior credit facility consisting of a syndicate of lenders led by Mercantile Bank of St. Louis National Association ("Mercantile Bank"), which provides term loan borrowings of $90 million and revolving loan borrowings of up to $25 million (the "Senior Credit Facility"), (ii) the sale of $120 million principal amount of senior subordinated increasing rate notes of the Company (the "Bridge Notes"), and (iii) a securities purchase agreement with the Investors providing for (a) the sale of the Company's 14.25% Senior Exchangeable Preferred Stock due 2007 (the "Preferred Stock") and warrants to purchase common stock of DPCAC for $30 million, and (b) common stock of DPCAC for $27.5 million. The Bridge Notes and $40 million of term loan borrowings were refinanced on March 4, 1996, with the proceeds of $160 million principal amount of the Company's 10 5/8% Notes due 2006 (the "Senior Notes"). As used herein, the term "Acquisition" means the acquisition of the Company by DPCAC, the refinancing of existing indebtedness and the payment of related fees and expenses.

GENERAL

                 The Company manufactures and distributes its pet food products utilizing thirteen manufacturing and warehouse facilities and three additional distribution warehouse facilities, all of which are located in proximity to customers, raw materials and transportation networks. This network of manufacturing and warehouse facilities reduces freight costs for raw materials and finished goods and facilitates direct store shipment programs. Since 1987, the Company has constructed seven new manufacturing facilities and renovated or expanded most of its other manufacturing facilities. In constructing and renovating such facilities, the Company utilizes in-house capabilities for the design, manufacture, installation and repair of its pet food manufacturing equipment, thereby reducing capital costs and start up times for plant construction and renovation.

                 The Company has been the primary supplier of private label dry pet food products to Wal-Mart Stores, Inc. ("Wal-Mart") since 1970 and to the Sam's Club division of Wal-Mart ("Sam's Club") since 1990. The Company utilizes a computerized order and distribution system to ship product directly from the Company's manufacturing and warehouse facilities to virtually all domestic Wal-Mart stores, a majority of which are located within 250 miles of the Company's facilities. The Company's direct ship program, which reduces customer inventory, handling and warehouse expenses, is enhanced by the location and number of the Company's facilities. The Company also offers direct shipment programs to, and utilizes electronic data interchange systems with, other customers, and believes that its experience with such programs and systems is an important competitive factor that has allowed it to attract new customers and increase sales to existing customers.

PRODUCTS AND SERVICES

                 The Company's primary product is dry pet food, which generated approximately 92%, 93%, and 93% of the Company's total net sales in 1995, 1996 and 1997, respectively. Non-manufactured products generated approximately 6%, 5% and 6% of the Company's total net sales in 1995, 1996 and 1997, respectively. The Company's engineering services group generated 1% to 2% of the Company's net sales in each of such years.

                 Dry Pet Food Products. The Company produces, markets and distributes a wide selection of high quality dry pet food products, predominantly for dogs and cats. The Company manufactures dry pet food under approximately 130 different private labels, and also manufactures various branded products for national pet food companies. The dog food product lines have accounted for the largest portion of the Company's dry pet food shipments. Such shipments, excluding biscuits, represented approximately 85%, 84% and 84% of the Company's dry pet food shipments (tonnage) in 1995, 1996 and 1997, respectively. The Company's cat food product lines accounted for approximately 12% of the Company's dry pet food shipments (tonnage) in each of 1995, 1996 and 1997.

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

                 In 1997, Wal-Mart and Sam's Club accounted for 63.0% of the Company's net sales. The Company has been the primary supplier of private label dry pet food products to Wal-Mart since 1970 and to Sam's Club since 1990. A portion of the Company's sales to Wal-Mart is attributable to branded pet food products manufactured and distributed by the Company for national pet food companies. The Company utilizes a computerized order and distribution system to ship product directly to virtually all domestic Wal-Mart stores, a majority of which are located within 250 miles of the Company's facilities.

                 The Company generally does not have written contracts with its customers. The loss of any significant customer, or customers, which in the aggregate represent a significant portion of the Company's sales, would have an adverse impact on the Company's operating results and cash flows.

COMPETITION

                 The pet food business is highly competitive. The companies that produce and market the major national branded pet foods are national or international conglomerates that are substantially larger than the Company and possess significantly greater financial and marketing resources than the Company. The private label pet food products sold by the Company's customers compete for access to shelf space with national branded products on the basis of quality and price. National branded products compete principally through advertising to create brand awareness and loyalty, and, increasingly, through pricing. The Company expects that price competition from national branded manufacturers may occur from time to time in the future. To the extent that there is significant price competition from the national branded manufacturers or such manufacturers significantly increase their presence in the private label market, the Company's operating results and cash flow could be adversely affected. The Company also competes with regional branded manufacturers and other private label manufacturers and competes to manufacture certain products for national branded pet food companies.

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

                 The Company's raw material costs fluctuate, sometimes rapidly and significantly. Generally, the Company prices its pet food products based on the costs of raw materials and certain other costs plus a conversion charge (which includes a profit factor). The Company periodically adjusts its product prices based upon fluctuations in raw material costs. However, the Company's customers generally discourage frequent changes in prices and there is often a lag between raw material cost fluctuations and adjustments in sales prices. In the short-term and particularly in the event of rapid or significant short-term cost fluctuations, the prices at which the Company sells its products may not fully reflect cost fluctuations. There can be no assurance as to the timing or extent of the Company's ability to implement future price adjustments in the event of significantly increased raw material costs. The Company's recent experience has been that it has not been able entirely or immediately to pass through such cost increases to its customers.

                 The availability and price of agricultural commodities are subject to price fluctuations that create price risk. The Company manages the price risk created by market fluctuations by hedging portions of its primary commodity products purchases, principally through exchange traded futures and options contracts that are designated as hedges. The terms of such contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or via exchange for the physical commodity in which case the Company delivers the contract against the acquisition of the physical commodity.

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

RESEARCH AND DEVELOPMENT

                 The Company's research and development department consists of a staff of chemists and nutritionists, a central laboratory used for research and development, and laboratories at each of the Company's production facilities used for quality control. The research and development department formulates the mix of raw materials and vitamins and minerals and tests the nutritional content of new products. Independent commercial kennels and catteries are used for comparison taste tests to nationally branded products to assure digestibility and palatability as well as to substantiate the nutritional content of new products.

GOVERNMENTAL REGULATION

                 The Company is subject to federal, state and local laws and regulations intended to protect the public health and the environment, including air and water quality, fuel storage tanks and waste handling and disposal. The Company considers itself to be in material compliance with applicable environmental laws and regulations currently applicable to its business and operations. Compliance with environmental laws and regulations historically has not had a material effect on the Company's capital expenditures, earnings or competitive position, and the Company does not anticipate that such compliance will have a material effect on the Company in the future. Environmental laws and regulations have changed substantially in recent years and the Company believes that the trend of more expansive and more strict environmental legislation and regulations will continue. While the Company believes it is in substantial compliance with applicable environmental and worker safety laws, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.

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

EMPLOYEES

         As of December 31, 1997, the Company had approximately 1,243 employees, of which approximately 132 were management and administrative personnel and approximately 1,111 were manufacturing personnel. Of this number, 324 employees in three of the Company's plants were represented by labor unions at each of the plants. The collective bargaining agreement with respect to the Birmingham, Alabama plant covers 86 employees as of December 31, 1997, and expires in January 2001. The collective bargaining agreement with the Joplin, Missouri plant covers 193 employees as of December 31, 1997, and expires in January 1999. The collective bargaining agreement with the Muscatine, Iowa plant covers 45 employees as of December 31, 1997, and expires in December 1999. The Company considers its relations with its employees to be satisfactory.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain of the statements set forth under ITEM 1- "BUSINESS" and ITEM 7- "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and elsewhere in this Form 10-K, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors beyond the control of the Company. These factors include, but are not limited to, the cost of raw materials and packaging, competition, the Company's continued business relationship with certain customers, the uncertainty of environmental matters, the highly leveraged condition of the Company and the various restrictive covenants to which the Company is subject.

         Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1998 and beyond could differ materially from those expressed in the forward-looking statements.

ITEM 2 - PROPERTIES

         The Company owns thirteen manufacturing and warehouse facilities and operates three separate distribution warehouses, two of which are owned by the Company with the third being leased. The Company also owns its executive office building, its central laboratory, a machining facility and a steel fabrication facility, all of which are located in the Joplin, Missouri area. The manufacturing facilities are generally located in rural areas to minimize land and labor costs and to be in proximity to customers, raw materials and transportation networks, including rail transportation.

         Since 1987, the Company has constructed seven new manufacturing and warehouse facilities, purchased and renovated an existing facility, and renovated or expanded most of its other manufacturing and warehouse facilities. The Company's facilities are currently operating near capacity to meet current demand. The Company anticipates that additional facilities will be necessary in order to support continued growth of the Company's business. See ITEM 7- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources."


                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

         The following table summarizes the Company's manufacturing and warehouse facilities.



         LOCATION                                                    YEAR BUILT   SQUARE FOOTAGE
         --------                                                    ----------   --------------
Manufacturing and Warehouse Facilities
    Muscatine, Iowa ................................................     1970          99,500
    Tracy, California...............................................     1976         110,000
    Manassas, Virginia..............................................     1979          80,300
    San Bernardino, California......................................     1983         109,300
    Birmingham, Alabama(1)..........................................     1954         114,600
    Temple, Texas...................................................     1987         110,300
    Joplin, Missouri(2).............................................     1989         274,000
    Tomah, Wisconsin................................................     1990          78,000
    Washington Court House, Ohio....................................     1991         135,000
    Pueblo, Colorado................................................     1991          94,000
    Orangeburg, South Carolina......................................     1995         138,500
    Everson, Pennsylvania(3)........................................     1956          88,200
    Miami, Oklahoma.................................................     1997          60,000

Distribution Warehouses
    Ocala, Florida..................................................     1978          78,100
    Alexandria, Louisiana...........................................     1990          33,400
    Guilderland, New York(4)........................................       --          43,200

----------
(1) This facility was acquired by the Company in 1983. Major plant expansions were undertaken in 1988 and 1989.
(2) The Company's original manufacturing facility, located in Joplin, Missouri, was rebuilt in 1989.
(3)  This facility was acquired by the Company in February 1997.
(4) This warehouse is leased by the Company. All other properties are owned by the Company.


         In November 1996, a subsidiary of the Company, DPC International Limited, acquired approximately 50% of the issued and outstanding capital stock of Effeffe, S.p.a., an Italian company that manufactures dry pet food. The total purchase price was approximately $2,000,000. The Company's investment is accounted for using the equity method.


ITEM 3 -  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations.

ITEM 4 -  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not registered under the Securities Act and, therefore, is not traded on a securities exchange. The Company did not sell any unregistered securities in 1997.


ITEM 6 -  SELECTED FINANCIAL DATA

         The following tables present (i) selected historical financial data of the Company prior to the Acquisition ("Predecessor") as of and for each of the years ended December 31, 1993 and 1994 and the nine month period ended September 30, 1995, and (ii) selected historical financial data of the Company after the Acquisition ("Successor") as of and for the three month period ended December 31, 1995, and for each of the years ended December 31, 1996 and 1997. The selected historical financial data as of and for each of the years ended December 31, 1993 and 1994 and the nine month period ended September 30, 1995 have been derived from the audited financial statements of Predecessor. The selected historical financial data as of and for the three month period ended December 31, 1995 and for each of the years ended December 31, 1996 and 1997 have been derived from the audited financial statements of Successor. The results of operations for the three month period ended December 31, 1995 are not necessarily indicative of the results of operations of Successor for the full year. The financial data set forth below should be read in conjunction with ITEM 7- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and notes thereto included in
ITEM 8- "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".


                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                                         PREDECESSOR                              SUCCESSOR
                                           --------------------------------------    --------------------------------------
                                                                          Nine         Three
                                                                         Months        Months
                                                                         Ended         Ended
                                                                      September 30,  December 31,
                                              1993          1994          1995          1995          1996          1997
                                           ----------    ----------    ----------    ----------    ----------    ----------
                                                                    (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales:
  Pet food .............................   $  304,097    $  328,065    $  270,049    $  105,301    $  468,292    $  508,271
  Non-manufactured products ............       23,782        30,625        18,844         4,408        24,337        32,740
  Engineering ..........................        7,106         6,514         5,825         1,909         8,079         7,303
                                           ----------    ----------    ----------    ----------    ----------    ----------
    Total net sales ....................      334,985       365,204       294,718       111,618       500,708       548,314
Gross profit ...........................       55,846        57,966        48,612        14,920        55,732        67,980
Selling expenses .......................       12,900        11,155         8,773         3,298        14,844        17,052
General and administrative expenses ....       12,502        12,972         9,833         4,009        15,977        18,944
Unusual items(1) .......................           --            --         9,440            --            --            --
Income from operations .................       30,444        33,839        20,566         7,613        24,911        31,984
Net income (loss)(2) ...................       28,528        31,000        16,746         1,024        (1,518)        6,234
Non-cash preferred stock dividends(3) ..           --            --            --         1,069         4,670         5,308
Accretion of preferred stock(4) ........           --            --            --           269         1,076         1,077

OTHER DATA:
EBITDA(5) ..............................   $   35,103    $   38,613    $   33,804    $   10,063    $   35,264    $   43,216
Interest expense(6) ....................        1,773         2,597         3,707         5,926        21,665        21,452
Non recurring finance charge(7) ........           --            --            --            --         4,815            --
Depreciation and amortization ..........        4,526         4,660         3,694         2,359        11,157        12,141
Ratio of EBITDA to interest expense ....           --            --            --           1.7x          1.6x          1.9x
Ratio of earnings to fixed charges(8) ..         17.2x         13.1x          5.6x          1.3x           .9x          1.4x
Additions to property and equipment:
  Maintenance ..........................        1,888         1,891         1,290           567         2,353         2,012
  Expansion(9) .........................        2,231        10,268         2,934           730         5,548        12,425
Pet food sold (thousands of tons) ......          897           942           774           288         1,189         1,237
Net cash provided by
  operating activities .................       25,820        39,250        12,954         2,711        18,583        20,972
Net cash used in investing activities ..        4,070        12,368         3,677       209,346        11,489        15,161
Net cash provided by (used in)
  financing activities .................      (17,768)      (16,808)      (20,568)      204,635        (8,644)       (5,811)


                                                      PREDECESSOR                     SUCCESSOR
                                                -----------------------------------------------------
                                                                   AT DECEMBER 31,
                                                -----------------------------------------------------
                                                  1993       1994       1995       1996       1997
                                                -----------------------------------------------------
                                                  (IN THOUSANDS)             (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital ...........................   $ 31,194   $ 35,410   $ 38,894   $ 26,123   $ 25,645
   Total assets .............................    117,962    142,710    309,584    338,293    338,184
   Long-term debt (including current portion)     32,776     68,436    209,738    206,603    200,410
   Preferred stock(10) ......................         --         --     18,414     24,160     30,545
   Stockholders' equity .....................     50,148     31,759     40,111     33,247     33,946


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

(3) Dividends on the Preferred Stock are payable quarterly at a rate of 14.25% per annum, accrete to the Liquidation Value and may be paid through the issuance of additional shares of Preferred Stock on each dividend payment date through September 30, 2000.

(4) Represents accretion of the excess of the Liquidation Value over the carrying value of the Preferred Stock (see footnote 9 below).

(5) EBITDA (earnings before interest, taxes, depreciation, amortization and unusual item) is presented here not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt.

(6) Interest expense for 1996 and 1997 excludes amounts for the amortization of deferred financing costs to avoid duplication, because these amounts are included in depreciation and amortization.

(7) Amount represents fees relating to the $120 million of Bridge Notes associated with the Acquisition. These fees were expensed in March 1996 in connection with the refinancing of the Bridge Notes with proceeds from the sale of the Senior Notes.

(8) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary items plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of deferred financing costs and that portion of rental expense that management believes to be representative of interest.

(9) Includes the construction of new manufacturing or distribution facilities and expenditures to increase production capacity or capability.

(10) The Preferred Stock had an initial liquidation preference of $30 million and was sold as a unit with warrants to purchase shares of common stock of DPCAC for aggregate consideration of $30 million. Approximately $12.9 million of such consideration was allocated to the value of the warrants and is recorded as stockholders' equity.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


         The Company derives substantially all of its revenue from the sale of dry pet food products. Historically, approximately 85% to 90% of pet food cost of goods sold has been comprised of raw material and packaging costs with labor, insurance, utilities and depreciation comprising the remainder. As a result, volatility in marketplaces for certain commodity grains and food stocks used in the Company's production process can have a significant impact on the profitability of the Company. The Company periodically adjusts prices based on cost fluctuations, however, the Company's customers generally discourage frequent changes in prices and there is often a lag between cost fluctuations and adjustments in sales prices. In the short-term and particularly in the event of rapid or significant short-term cost fluctuations, the prices at which the Company sells its products may not fully reflect cost fluctuations. There can be no assurance as to the timing or extent of the Company's ability to implement future price adjustments in the event of significantly increased raw material costs. The Company's recent experience has been that it has not been able entirely or immediately to pass through such cost increases to its customers.

         The Company manages the price risk created by market fluctuations by hedging portions of its primary commodity products purchases, principally through exchange traded futures and options contracts that are designated as hedges. The terms of such contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or via exchange for the physical commodity in which case the Company delivers the contract against the acquisition of the physical commodity.

         The Company's policy does not permit speculative commodity trading. Futures and options contracts are accounted for as hedges, and gains and losses are recognized in the period realized as part of the cost of products sold and in the cash flows. The deferred net futures and options position is reported on the balance sheet as a current asset for net loss positions and as a deferred credit for net gain positions. In addition to futures and options, the Company also contracts for future physical procurement, in which case unrealized gains and losses are deferred to the applicable accounting period. Typically, maturities vary and do not exceed twelve months. Unrealized losses of $.9 million were deferred on outstanding contracts at December 31, 1997.

         Operating expenses are comprised of selling, general and administrative expenses. Selling expenses are primarily (a) brokerage fees, (b) promotions, volume incentive discounts and rebates paid to customers, and (c) salaries and fringe benefits for sales personnel. A significant portion of the Company's general and administrative expenses are relatively fixed. As a result, these expenses typically do not increase proportionately with increases in volume and product sales.

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

         The financial statements for the three months ended December 31, 1995, and the years ended December 31, 1996 and December 31, 1997 are presented on Successor's new basis of accounting, while the financial statements for the nine months ended September 30, 1995 are presented on the Predecessor's historical cost basis of accounting. The principal differences between the financial statements for Predecessor and for Successor are Successor's financial statements have increased debt expense, new depreciable basis, goodwill and corporate level taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and industrial development bonds. The Company had working capital of $25.6 million at December 31, 1997. Net cash provided by operating activities was $15.7 million, $18.6 million and $21.0 million for the twelve month period ended December 31, 1995, and for the years ended December 31, 1996 and 1997, respectively. Net cash provided by (used for) borrowings was approximately $139.7 million, ($9.0) million and ($6.7) million, respectively, for such periods.

         Historically, principal uses of cash have been stockholder dividends, capital expenditures and working capital. During the three year period ended December 31, 1997, the Company spent $27.9 million on capital expenditures, of which $21.6 million was used to acquire and construct additional manufacturing capacity, including a new manufacturing facility, a renovated manufacturing facility and five new production lines in existing facilities, and $6.3 million was used to maintain existing manufacturing facilities. During the year ended December 31, 1997, the Company spent $14.4 million on capital expenditures, of which $12.4 million was used for expansion, including (a) the acquisition (in February 1997), renovation and equipping of the Everson, Pennsylvania manufacturing and warehouse facility, (b) the construction of a new manufacturing and warehouse facility for the production of treats in Miami, Oklahoma, which commenced operations on August 12, 1997 and (c) the addition of a biscuit line to the Washington Court House facility. The Company financed the Miami, Oklahoma facility through the issuance on March 12, 1997 of $6.0 million of industrial development revenue bonds ("Industrial Development Bonds"), which are secured by a mortgage lien and security interest on certain real and personal property. The Industrial Development Bonds were recorded at $5.7 million at December 31, 1997, which was net of the reserve fund.

         The Company has entered into a Share Purchase Agreement to purchase 100% of the outstanding stock of IPES IBERICA, S.A. ("IPES") for approximately $28 million. IPES is a private label pet food manufacturer located in Spain, with $20 million in net sales in 1997. The Company intends to finance the acquisition through non-recourse borrowings in Spain for 75% of the purchase price, with the balance of the purchase price to be provided by the existing Senior Credit Facility. Closing of the transaction is subject to no material adverse change in the business of IPES, completion of due diligence and meeting all applicable Spanish regulatory requirements.

         It is expected that existing manufacturing facilities, notwithstanding the recent capital expenditures on new and existing facilities, will not be sufficient to meet the Company's anticipated volume growth for the next several years. Accordingly, the Company anticipates that additional facilities will be necessary in order to support continued growth of the Company's business. The Company has continued to examine alternatives for expanding its business either through construction of additional manufacturing capacity or acquisition of manufacturing assets. Such potential acquisitions could include acquisitions of operating companies. The Company intends to finance such expansions or acquisitions with borrowings under existing or expanded credit facilities, or the issuance of additional equity, depending on the size of the proposed expansions or acquisitions.

         As a result of the Acquisition and the sale of the Senior Notes, the Company is highly leveraged and has significantly increased cash requirements for debt service relating to the Senior Credit Facility, the Senior Notes and the Industrial Development Bonds. The Company's ability to borrow is limited by the Senior Credit Facility and the limitations on the incurrence of indebtedness under the Trust Indenture under the Senior Notes. The Company anticipates that its operating cash flow, together with amounts available to it under the Senior Credit Facility and new industrial development bonds, will be sufficient to finance working capital requirements, debt service requirements and anticipated capital expenditures during the 1998 calendar year.

         In connection with the Acquisition, the Company entered into the Senior Credit Facility with a syndicate of lenders led by Mercantile Bank providing for term loan borrowings of $90.0 million (the "Term Loan Facility") and a revolving credit facility of $25.0 million (the "Revolving Credit Facility") that the Company uses for working capital and capital expenditures. Approximately $84.3 million of the Term Loan Facility was advanced to the Company at the time of the Acquisition, $1.8 million was advanced on December 29, 1995 to repay certain industrial development bonds and an additional $3.1 million was advanced in 1996 to redeem additional industrial development bonds. The Senior Credit Facility was amended on February 28, 1996 to modify, among other things, certain covenants, the maturity date and the repayment schedule. In conjunction with such amendment, the Company repaid $40 million in principal amount of term loan borrowings with a portion of the proceeds of the sale of the Senior Notes. The Senior Credit Facility was also amended on June 28, 1996 and March 31, 1997 to modify certain financial covenants.

         Mandatory repayments under the Term Loan Facility, as amended, are required to be made on a quarterly basis. Such repayments commenced on September 30, 1996, with two quarterly payments of $2.1 million having been paid in 1996, and quarterly payments of $2.6 million having been paid in 1997. The quarterly payments will increase to $2.9 million per quarter in 1998 and 1999, and $3.7 million in the first two quarters of 2000 with the balance due in September 2000. In addition, the Company is required to make annual payments equal to a specified percentage of cash flow based on certain levels of indebtedness. The Term Loan Facility and the Revolving Credit Facility mature on September 30, 2000. The Company is required to make payments under the Revolving Credit Facility sufficient to reduce total amounts outstanding under the Revolving Credit Facility to specified levels for 30 consecutive days in each year. Substantially all of the Company's assets are pledged to secure the performance of the Company's obligations under the Senior Credit Facility.

         At December 31, 1997, the Company had borrowing capacity in the amount of $24.2 million under the Revolving Credit Facility, which was net of $.8 million for outstanding letters of credit. Long term debt outstanding at December 31, 1997 consisted of $160.0 million Senior Notes, the Term Loan Facility in the amount of $34.7 million, and Industrial Development Bonds in the net amount of $5.7 million.

RESULTS OF OPERATIONS

         The following discussion is based on the historical financial statements included in ITEM 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The results for the three month period ended December 31, 1995, and for each of the years ended December 31, 1996 and 1997, reflect the Acquisition, which has been accounted for using the purchase method of accounting. The total purchase price of $249.1 million, including existing indebtedness (exclusive of fees and expenses of approximately $13.0 million), was allocated to the assets and liabilities acquired based upon their respective fair values. As a result, beginning October 1, 1995, the Company recorded expenses for depreciation and amortization significantly in excess of historical levels recorded by the Predecessor. In addition, the results of operations of the Company have been significantly affected by the impact of the financing of the Acquisition, including interest expense on the indebtedness incurred in connection with the Senior Credit Facility, the Bridge Notes, and the Senior Notes.

         The historical combined results of operations of the Company for the twelve month period ended December 31, 1995, and the years ended December 31, 1996 and December 31, 1997 are not directly comparable to the results of operations of Predecessor due to the effects of the Acquisition.

                                                                     1995
                                PREDECESSOR    SUCCESSOR           COMBINED                           SUCCESSOR
                               -------------  ------------  --------------------     -------------------------------------------
                                NINE MONTH    THREE MONTH       TWELVE MONTH
                               PERIOD ENDED   PERIOD ENDED      PERIOD ENDED              YEAR ENDED            YEAR ENDED
                               SEPTEMBER 30,  DECEMBER 31,      DECEMBER 31,             DECEMBER 31,          DECEMBER 31,
                                   1995           1995              1995                     1996                  1997
                               -------------  ------------  --------------------     --------------------   --------------------
                                                            (DOLLARS IN MILLIONS)
Net sales ....................  $  294.7        $  111.6    $  406.3      100.0%    $  500.7      100.0%    $  548.3       100.0%
  Cost of sales ..............     246.1            96.7       342.8       84.4        445.0       88.9        480.3        87.6
                                --------        --------    --------   --------     --------   --------     --------    --------
Gross profit .................      48.6            14.9        63.5       15.6         55.7       11.1         68.0        12.4
Operating expenses:
  Selling ....................       8.8             3.3        12.1        3.0         14.8        2.9         17.1         3.1
  General administrative .....       9.8             4.0        13.8        3.4         16.0        3.2         18.9         3.5
  Unusual item ...............       9.4             0.0         9.4        2.3          0.0        0.0          0.0         0.0
                                --------        --------    --------   --------     --------   --------     --------    --------
  Total operating expenses ...      28.0             7.3        35.3        8.7         30.8        6.1         36.0         6.6
Income from operations .......      20.6             7.6        28.2        6.9         24.9        5.0         32.0         5.8
Interest expense .............       3.7             5.9         9.6        2.3         22.7        4.5         22.6         4.1
Non-recurring finance charge .        --              --          --         --          4.8        1.0           --          --
Other expense (income) .......      (0.1)           (0.1)       (0.2)      (0.0)        (0.2)      (0.0)        (0.2)       (0.0)
                                --------        --------    --------   --------     --------   --------     --------    --------
Income before income taxes ...      17.0             1.8        18.8        4.6         (2.4)      (0.5)         9.6         1.7
Provision for income taxes ...       0.2             0.8         1.0        0.2         (0.9)      (0.2)         3.4         0.6
                                --------        --------    --------   --------     --------   --------     --------    --------
Net income (loss) (1) ........  $   16.8        $    1.0    $   17.8        4.4%    $   (1.5)      (0.3)%   $    6.2         1.1%
                                ========        ========    ========   ========     ========   ========     ========    ========

----------
(1) For Predecessor, net income does not include any provision for federal income taxes.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         The following table sets forth the Company's net sales for each sales component and gross profit for the years ended December 31, 1997 and December 31, 1996:



                                       YEAR ENDED      YEAR ENDED
                                      DECEMBER 31,    DECEMBER 31,         %
                                          1996            1997           CHANGE
                                      --------------------------------------------
Net sales:                                            (DOLLARS IN
                                                        MILLIONS)
    Pet food ......................   $      468.3    $      508.3             8.5%
    Non-manufactured products .....           24.3            32.7            34.6
    Engineering products ..........            8.1             7.3            (9.9)
                                      ------------    ------------    ------------
                  Total ...........   $      500.7    $      548.3             9.5%
                                      ============    ============    ============
Gross profit ......................   $       55.7    $       68.0            22.1%

         Net Sales. Net sales for 1997 increased 9.5% to $548.3 million from $500.7 million in 1996. Pet food net sales increased 8.5% to $508.3 million for 1997 from $468.3 million in 1996. Of this amount, approximately 4.3% was due to increases in tons sold, and the balance was principally the result of price increases implemented in late 1996 to mitigate increases in raw material costs that occurred throughout 1996. Net sales of non-manufactured products increased 34.6% to $32.7 million for 1997 from $24.3 million in 1996 due to distribution of additional products. Engineering products net sales decreased 9.9% to $7.3 million for 1997 from $8.1 million in 1996 due to the focusing of the Company's efforts on its projects at Everson, Pennsylvania, Washington Court House, Ohio and Miami, Oklahoma.

         Gross profit. Gross profit for 1997 increased 22.1% to $68.0 million from $55.7 million in 1996. Of this amount, 15.1% represents improvements in pet food margins due to the aforementioned price increases and some reduction in the cost of certain raw materials in the latter part of 1997. The balance of the gross profit improvement is largely due to the additional non-manufactured products. Gross profit increased as a percentage of net sales to 12.4% for 1997 from 11.1% in 1996.

         Operating expenses. Operating expenses for 1997 increased to $36.0 million (6.6% of net sales) from $30.8 million (6.2% of net sales) in 1996. Selling expenses increased to $17.1 million for 1997 from $14.8 million in 1996 due to (i) increases in sales promotions, volume incentive discounts and brokerage costs resulting from increased pet food tons sold and (ii) increases in salaries and related fringe benefits. General and administrative expenses increased to $18.9 million for 1997 from $16.0 million in 1996 due to (i) increases in salaries and related fringe benefits associated with annual wage increases, additional personnel, and increased bonuses due to improved performance; (ii) increases in property taxes on new and expanded facilities; and (iii) increases in expenses associated with the installation of new information systems.

         Income from operations. Income from operations for 1997 increased 28.5% to $32.0 million from $24.9 million in 1996. Income from operations as a percentage of net sales increased to 5.8% for 1997 from 5.0% in 1996, due to improved pet food margins and additional non-manufactured products sales.

         Interest expense. Interest expense decreased to $22.6 million for 1997 from $22.7 million in 1996. Interest expense reductions resulting from payments on the Term Loan Facility were largely offset by additional interest expense on proceeds from the Industrial Development Bonds that were used to finance the construction of the new Miami, Oklahoma facility. Interest expense as a percentage of net sales decreased to 4.1% from 4.5% in 1996.

         Net income. Net income for 1997 increased to $6.2 million from a net loss of $1.5 million in 1996, primarily as a result of increased pet food margins and additional non-manufactured products sales.

Year Ended December 31, 1996 Compared to Combined Twelve Month Period Ended December 31, 1995

         The following table sets forth the Company's net sales for each sales component and gross profit for the year ended December 31, 1996 and the combined twelve month period ended December 31, 1995:


                                          COMBINED TWELVE
                                         MONTH PERIOD ENDED         YEAR ENDED                    %
                                         DECEMBER 31, 1995       DECEMBER 31, 1996             CHANGE
                                        --------------------    --------------------    --------------------
                                                                (DOLLARS IN MILLIONS)
Net sales:
         Pet food ...................   $              375.4    $              468.3                    24.7%
         Non-manufactured products ..                   23.2                    24.3                     4.7
         Engineering products .......                    7.7                     8.1                     5.2
                                        --------------------    --------------------    --------------------
                  Total .............   $              406.3    $              500.7                    23.2%
                                        ====================    ====================    ====================
Gross Profit ........................   $               63.5    $               55.7                   (12.3)%


         Net sales. Net sales for 1996 increased 23.2% to $500.7 million from $406.3 million in the twelve month period ended December 31, 1995. Pet food net sales increased 24.7% to $468.3 million for 1996 from $375.4 million in the twelve month period ended December 31, 1995. This increase was primarily due to a 12.0% increase in tons sold, of which 2.2% represented new business, and price increases implemented throughout the year in response to higher raw material costs. Net sales of non-manufactured products increased 4.7% for 1996 to $24.3 million due to distribution of additional items. Engineering net sales increased 5.2% for 1996 to $8.1 million.

         Gross profit. Gross profit for 1996 was negatively impacted by increases in the costs of most raw materials. The cost increases were partially offset by an increase in tons of pet food sold and price increases implemented throughout the year. Gross profit for 1996 was also negatively impacted by $1.9 million due to increased depreciation resulting from the write-up of assets in connection with the Acquisition. Gross profit as a percentage of net sales for the periods declined from 15.6% in 1995 to 11.1% for 1996, primarily due to decreased margins on pet food sales.

         Operating expenses. Operating expenses decreased 12.8% to $30.8 million for 1996 from $35.4 million in the twelve month period ended December 31, 1995. This was due primarily to the nonrecurrence in 1996 of $9.4 million of unusual expenses recorded as of September 30, 1995 in connection with the Acquisition. Selling expenses increased to $14.8 million for 1996 from $12.1 million in the twelve month period ended December 31, 1995. This increase was primarily attributable to a $1.9 million increase in promotions, volume incentive discounts, rebates and brokerage fees resulting from increased pet food tons sold. General and administrative expenses increased to $16.0 million for 1996 from $13.8 million in the twelve month period ended December 31, 1995, primarily due to additional depreciation and amortization expenses in the amount of $2.6 million incurred in connection with the Acquisition. Operating expenses as a percentage of net sales decreased to 6.2% from 8.7% in the twelve month period ended December 31, 1995.

         Income from operations. Income from operations decreased 11.7%, or $3.3 million, to $24.9 million for 1996 from $28.2 million in the twelve month period ended December 31, 1995. Income from operations as a percentage of net sales decreased to 5.0% for 1996 from 6.9% in the twelve month period ended December 31, 1995, primarily as a result of lower pet food margins and increased depreciation and amortization expense.

         Nonrecurring charge. In the year ended December 31, 1996, $4.8 million in nonrecurring interim debt financing costs were written off concurrent with the issuance of the Shares.

         Interest expense. Interest expense increased to $22.7 million for 1996 from $9.6 million in the twelve month period ended December 31, 1995 due to the debt incurred to finance the Acquisition.

         Net income. Net income (loss) decreased to $(1.5) million for 1996 from $17.8 million in the twelve month period ended December 31, 1995, as a result of lower pet food margins, increased interest, depreciation and amortization expenses and nonrecurring financing fees.

YEAR 2000

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 issue results from computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Additionally, the Company could be adversely affected by Year 2000 problems in computer systems of the Company's customers or vendors. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant internal operational problems for the Company's computer systems, as so modified and converted, and the modification and conversion costs will not be significant to the Company's financial results.

ITEM 7A -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable to the Company for this Annual Report on Form 10-K.


ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the information beginning on page F-1, which is filed as a part of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

                                    PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to the executive officers and directors of the Company and the directors of DPCAC:

                   NAME                            AGE                              POSITION
                   ----                            ---                              --------
George B. Kelly............................        48        Chairman of the Board, Director and Assistant
                                                             Secretary
Bob L. Robinson............................        60        Chief Executive Officer and Director
Douglas J. Cahill..........................        38        President and Chief Operating Officer
Thomas R. Heidenthal.......................        46        Senior Vice President, Chief Financial Officer
                                                             and Secretary
Terry W. Bechtel...........................        55        Vice President--Co-Pack Business Development
Earl R. Clements...........................        47        Vice President--Production
Richard D. Wohlschlaeger...................        45        Vice President--Customer Development
Richard A. Hannasch........................        44        Vice President--Marketing and New Products
Michael R. Blalock.........................        47        Vice President--Procurement
David L. Horton............................        38        Vice President--Fulfillment
Peter T. Grauer............................        52        Director
M. Walid Mansur............................        38        Director
Andrew H. Rush.............................        40        Director
Jeffrey C. Walker..........................        42        Director


         All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Certain of the directors above are designated pursuant to an investors agreement. See ITEM 13- "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- Investors' Agreement." For information regarding employment agreements with the executive officers of the Company above, see ITEM 11- "EXECUTIVE COMPENSATION-- Employment Agreement of Chief Executive Officer" and "--Employment Agreements with other Executive Officers."

         George B. Kelly has been Chairman of the Board of the Company since October 5, 1995 and Chairman of the Board of DPCAC since June 1995. Mr. Kelly has been the Chairman of the Board of SCI since July 1990. Mr. Kelly currently is a director of Alegis Group, Inc., American Tower Corp., Billboard Acquisition Company, LLC, Independent Gas Company Holdings, and Sevenday International, Inc.

        Bob L. Robinson joined the Company in August 1960 and has served as Chief Executive Officer of the Company since March 1992. Mr. Robinson also served as President of the Company from March 1992 through December 1997. Mr. Robinson became a director of the Company and DPCAC on October 5, 1995. Prior to being named President and Chief Executive Officer, Mr. Robinson served as Executive Vice President from January 1976 through February

1992.

         Douglas J. Cahill joined the Company as its Chief Operating Officer in September 1997, and began serving as President of the Company in January 1998. Prior to joining the Company, Mr. Cahill served as President of Olin Corporation's Winchester Division and was also a Corporate Vice President and Officer of Olin Corporation.

         Thomas R. Heidenthal joined the Company in March 1997. Prior to joining the Company, Mr. Heidenthal served as Vice President Finance and Administration of TA Instruments, Inc. Mr. Heidenthal is a Certified Public Accountant.

         Terry W. Bechtel has served as Vice President--Co-Pack Business Development since November 1997. Mr. Bechtel joined the Company in June 1973 and served as Vice President--Administration of the Company from March 1990 until October 1997, and as Vice President--Sales from September 1976 through February 1990.

         Earl R. Clements has served as Vice President--Production of the Company since 1987. Mr. Clements joined the Company in 1968 and has held several managerial positions in the Company's various production facilities prior to serving as Vice President--Production.

         Richard D. Wohlschlaeger joined the Company in April 1993 and has served as Vice President--Customer Development since November 1997. Prior to joining the Company, Mr. Wohlschlaeger held various management positions at Ralston Purina Company, including Group Director, Trade Marketing and Eastern Division Sales Director.

         Richard A. Hannasch joined the Company in October 1996 and has served as Vice President--Marketing and New Products since November 1997. Prior to joining the Company, Mr. Hannasch served as Director, Business Development for Ralston Purina Company's International Division.

         Michael R. Blalock joined the Company in May 1975 and has served as Vice President--Procurement of the Company since September 1997. Mr. Blalock served as Director of Purchasing from 1986 through 1997, and in various sales capacities prior to 1986.

         David L. Horton joined the Company in November 1997 as Vice President-- Fulfillment. Prior to joining the Company, Mr. Horton served as Vice President of Manufacturing and Engineering of Olin Corporation's Winchester Division.

         Peter T. Grauer has been a director of the Company and DPCAC since October 5, 1995 and has been a Managing Director of DLJ Merchant Banking, Inc. since September 1992. From April 1989 to September 1992, he was a Co-Chairman of Grauer & Wheat, Inc., an investment firm specializing in leveraged buyouts. Prior thereto, Mr. Grauer was a Managing Director of DLJSC. Mr. Grauer is a director of EZ Buy and EZ Sell Recycler Corporation, Total Renal Care Holdings Inc., Decision One Holdings, Inc., Nebco Evans Holdings, Inc., and Bloomberg L.P.

         M. Walid Mansur has been a director of the Company and DPCAC since October 5, 1995. Mr. Mansur has served as the president of Drafil Investments Inc. since 1990 and has been a managing director of Aspen Venture Partners since 1993.

         Andrew H. Rush has been a director of the Company and DPCAC since October 5, 1995 and a Managing Director of DLJ Merchant Banking, Inc. since January 1997. From May 1992 until January 1997, Mr. Rush was an officer of DLJ Merchant Banking, Inc. From January 1989 to May 1992, Mr. Rush held various titles at DLJSC.

         Jeffrey C. Walker has been a director of the Company and DPCAC since April 1996. Mr. Walker has been Managing General Partner of Chase Capital Partners, the private equity investment arm of The Chase Manhattan Corporation, since 1988, and a General Partner thereof since 1984. Mr. Walker is a director of the Monet Group, Inc., 800-Flowers, Guitar Center, Six Flags Theme Park, Inc. and Harris Chemical.


ITEM 11 -  EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation provided by the Company to its Chief Executive Officer and certain other persons serving as executive officers for the three years ended December 31, 1997 who earned $100,000 or more in combined salary and bonus during such year (collectively, the "Named Executive Officers").



                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL
                                                          COMPENSATION(1)
                                                     -------------------------
Name & Principal Position                  FISCAL      SALARY         BONUS           ALL OTHER
-------------------------                   YEAR         ($)           ($)           COMPENSATION(2)
                                            ----         ---           ---           ---------------
Bob L. Robinson,                            1997     $  366,000     $  569,294        $    2,270
  Chief Executive Officer                   1996        366,000        420,289             2,100
                                            1995        366,000        575,784         4,048,265(3)

Douglas J. Cahill,                          1997         91,667        100,000           304,092(5,6)
  President and Chief Operating Officer

Thomas R. Heidenthal                        1997        145,833         93,000            46,533(5)
  Senior Vice President, Chief
  Financial Officer and Secretary

Terry W. Bechtel,                           1997        198,000         45,000             2,270
  Vice President--Co-Pack Business          1996        198,000         45,000             2,100
  Development                               1995        198,000         45,000         1,350,561(4)

Earl R. Clements,                           1997        168,000         75,000             2,270
  Vice President--Production                1996        168,000         46,200             2,100
                                            1995        168,000         75,000         1,350,561(4)

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

(5) Includes relocation expenses and gross up for taxes of $128,335 for Mr. Cahill and $44,641 for Mr. Heidenthal.

(6)  Includes a sign on bonus of $175,000 for Mr. Cahill.


EMPLOYMENT AGREEMENT OF CHIEF EXECUTIVE OFFICER

         Mr. Bob L. Robinson and the Company entered into an employment agreement effective as of September 1, 1994 (the "Employment Agreement") pursuant to which Mr. Robinson serves as Chief Executive Officer of the Company. The term of the Employment Agreement is for five years, renewable for an additional year at the Company's option. The Employment Agreement, as amended on August 31, 1995, provides for Mr. Robinson to receive an annual salary of $366,000. In addition, Mr. Robinson is entitled to receive an annual bonus equal to 1% of the first $20,000,000, or part thereof, of the Company's annual net income before interest and taxes plus 2% of the Company's annual net income before interest and taxes in excess of $20,000,000, prorated for the portion of the year Mr. Robinson was employed. The Employment Agreement provides for a five year non-competition agreement commencing upon termination of Mr. Robinson's employment with the Company. The Employment Agreement is subject to early termination by the Company for cause or upon the death or disability of Mr. Robinson. If the Employment Agreement is terminated without cause by the Company, Mr. Robinson is entitled to receive the base salary and bonus he would have received until the end of his employment term.

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


EMPLOYMENT AGREEMENTS WITH OTHER EXECUTIVE OFFICERS

         The Company entered into employment agreements with all other Named Executive Officers effective January 1, 1998. The terms of such employment agreements are substantially similar except for salary and bonus amounts. Earnings targets are established annually by the Company's Board of Directors under the Executive Officers bonus plan. The base bonus for achievement of targeted earnings is 50% of base salary for all Named Executive Officers other than Mr. Cahill, whose base bonus is 100% of base salary. There is no cap on the bonus for such employment agreements. Each employment agreement provides for a term of three years with automatic one year extensions. Such agreements are subject to early termination by the Company for cause without severance. The employment agreements for Messrs. Bechtel and Clements provide (i) that terminations due to death or disability, or without cause, entitles the executive to receive severance payments equal to one year's base salary and bonus, and (ii) for a one year non-competition agreement commencing upon termination for any reason. The employment agreements for Mr. Heidenthal and Mr. Cahill contain similar provisions except that the severance and non-competition terms are two and three years, respectively. Mr. Cahill's employment agreement also provides an additional sign-on bonus of $175,000 payable at the first anniversary of his date of hire.

STOCK OPTION PLAN

         Effective as of November 1, 1996, DPCAC adopted the DPC Acquisition Corp. Management Stock Purchase Plan and the DPC Acquisition Corp. 1996 Stock Option Plan, as amended (the "Stock Option Plan"). Effective June 19, 1997, DPCAC adopted the DPC Acquisition Corp. 1997 Management Stock Purchase Plan, which resulted in the sale of 75,000 shares of Class A Common Stock of DPCAC for $10.00 per share to certain key employees, including sales of 50,000 shares to Mr. Heidenthal, and 3,000 shares to Mr. Bechtel, both of whom are Named Executive Officers. As a result of the implementation of such stock purchase plans, DPCAC has sold 125,000 shares of Class A Common Stock to thirteen key employees (which includes sales to five executive officers) for $10.00 per share. In total, fifteen members of the Company's operating management team (including executive officers who purchased Class A Common Stock in connection with the Acquisition) have individually invested a total of $4.85 million to purchase approximately 485,000 shares (approximately 21.2% of the issued and outstanding common stock of DPCAC). Additionally, under the Stock Option Plan, DPCAC issued options in 1997 to four new key employees covering 176,000 shares of DPCAC's Class A Common Stock, which included 100,000 shares to Mr. Cahill (25,000 shares at $10.00 per share with a one-year term and 75,000 shares at $20.00 per share with a ten-year term), and 50,000 shares to Mr. Heidenthal at $10.00 per share with a ten-year term. As of December 31, 1997, the Stock Option Plan covered 518,500 shares (net of options terminated in 1997 covering 32,250 shares) of Class A Common Stock to sixty key employees. The two stock purchase plans and the Stock Option Plan are intended to encourage certain employees of the Company to develop a sense of proprietorship and personal involvement in the development and financial success of the Company.

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

         At December 31, 1997, the following individuals had the number of years of service indicated: Mr. Robinson, 37 years; Mr. Bechtel, 24 years; Mr. Clements, 29 years; and Messrs. Cahill and Heidenthal less than one year each. The Internal Revenue Code of 1986, as amended, places certain maximum limitations on the amount of benefits that may be payable under tax qualified plans, such as the Retirement Plan. In addition, compensation in excess of $160,000 annually may not be taken into account in determining the benefits. In general annual benefits may not exceed $125,000 per year from the Retirement Plan with such limit adjusted periodically to reflect cost of living expenses.

NON-QUALIFIED SALARY CONTINUATION AGREEMENTS

         The Company has entered into agreements with all Named Executive Officers to provide benefits to such employees or their beneficiaries in the event of the death of the employee or retirement by the employee at age 65 or on or after age 55 with 20 years of service with the Company. If the employee remains employed until age 65, the employee (or the employee's beneficiary) will receive an annual retirement benefit payable for 10 years in accordance with a specified formula. If the employee terminates employment before age 65 but after age 55 and with 10 years of service with the Company, the employee's retirement benefit will be reduced in accordance with percentages specified in the agreement, depending upon the employee's age at retirement ranging from 100% at age 65 to 55.8% at age 55.

COMMITTEES

         The Company's Board of Directors has established Audit and Compensation Committees. The Audit Committee consists of Messrs. Rush, Mansur and Walker, each of whom is a non-employee director of the Company. The Audit Committee meets separately with representatives of the Company's independent auditors and with representatives of senior management in performing its functions. The Audit Committee reviews the general scope of audit coverages, the fees charged by the independent auditors, matters relating to the Company's internal control systems, and other matters related to audit functions.

         The Compensation Committee consists of Messrs. Grauer, Mansur and Walker, each of whom is a non-employee director of the Company. The Compensation Committee administers DPCAC's stock option plan, and in this capacity makes all option grants or awards to Company employees, including executive officers, under the plan. In addition, the Compensation Committee is responsible for making recommendations to the Board of Directors with respect to the compensation of the Company's Chief Executive Officer and its other executive officers, and is responsible for the establishment of policies dealing with various compensation and employee benefit matters for the Company.

                             DIRECTOR COMPENSATION

         Directors receive no compensation for serving on the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For transactions with Compensation Committee members Grauer and Mansur, see ITEM 13- "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS- Transactions with

DLJMB and its Affiliates" and "Transactions with M. Walid Mansur".

ITEM 12-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All the issued and outstanding shares of common stock of the Company are held by DPCAC. As of February 28, 1998, the Company had 1,200,000 shares of Preferred Stock issued and outstanding, 200,000 of which were held by CMIHI. The following table sets forth the ownership of the issued and outstanding shares of Class A Common Stock, par value $.0001 per share, and Class B Common Stock, par value $.0001 per share, of DPCAC (the Class A Common Stock and the Class B Common Stock are collectively referred to herein as the "DPCAC Common Stock") by each person who is a director of the Company or DPCAC, each of the Named Executive Officers, all persons that are directors and executive officers of the Company and DPCAC as a group, and each owner of more than 5% of the outstanding shares of such DPCAC Common Stock as of February 28, 1998. The Class B Common Stock is non-voting. Except as otherwise discussed below, each of the directors, executive officers, and 5% stockholders has sole voting and investment power with respect to all shares indicated as being owned by such person. For information regarding the Investors' Agreement, see ITEM 13- "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Investors' Agreement."

                                                                                              PERCENT OF
                                                                   SHARES OF COMMON       OUTSTANDING COMMON
                  NAME OF BENEFICIAL OWNER (1)                     STOCK OF DPCAC(2)        STOCK OF DPCAC
                  ----------------------------                     -----------------      ------------------
Summit/DPC Partners, L.P. (3)..................................           720,000                25.0%
DLJMB (4)......................................................         1,128,732                28.2
CMIHI (5)......................................................           915,746                29.5
Laura Hawkins Mansur...........................................           828,000                28.8
Peter T. Grauer (4)............................................         1,128,732                28.2
George B. Kelly (3)............................................           720,000                25.0
Jeffrey C. Walker (5)..........................................           915,746                29.5
M. Walid Mansur (6)............................................           828,000                28.8
Andrew H. Rush (4).............................................         1,128,732                28.2
Bob L. Robinson (7)............................................           256,500                 8.7
Douglas J. Cahill (7)..........................................            25,000                 0.9
Thomas R. Heidenthal (7).......................................            57,750                 2.0
Terry W. Bechtel (7)...........................................            63,080                 2.2
Earl R. Clements (7)...........................................            80,080                 2.8
All executive officers and directors as a group (14 persons)...         4,119,359                93.7

(1) The address of Summit/DPC Partners, L.P. and Mr. Kelly is 8 Greenway Plaza, Suite 714, Houston, Texas 77046. The address of DLJMB and Messrs. Grauer and Rush is 277 Park Avenue, New York, New York 10172. The address of CMIHI and Mr. Walker is 380 Madison Avenue, 12th Floor, New York, New York 10017. The address of Laura Hawkins Mansur and Mr. Mansur is 5602 Indian Circle, Houston, Texas 77056. The address of Messrs. Bechtel, Cahill, Clements, Heidenthal and Robinson, is West 20th St. and State Line Road, Joplin, Missouri 64804.

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

(7)  Shares issued and outstanding to Bob L. Robinson: 200,000; Douglas J.
     Cahill: none; Thomas R. Heidenthal: 50,000; Terry W. Bechtel: 53,000; and Earl R. Clements: 70,000. The amounts in excess of these represent options that may be exercised within 60 days.


ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTORS' AGREEMENT

         In connection with the Acquisition, the Company, DPCAC, Summit, CMIHI, DLJMB and the other stockholders of DPCAC (collectively, the investors in DPCAC and the Company are referred to as the "Investors") entered into an Investors' Agreement (the "Investors' Agreement"). The Investors' Agreement contains provisions concerning the governance of DPCAC and the Company, restrictions on the transferability of the securities of DPCAC and the Company acquired by the Investors and registration rights for such securities. The governance provisions of the Investors' Agreement provide that the boards of directors of both DPCAC and the Company will consist of seven members; including two designees of DLJMB, three designees of SCI on behalf of certain Investors other than DLJMB, and the Chief Executive Officer of the Company. Currently, there are only six members of such boards of directors. The governance provisions of the Investors' Agreement require the approval of a majority of the directors, including a designee of each of DLJMB and SCI, for certain significant corporate actions by either DPCAC or the Company, including; mergers, sales of significant assets, declaration of dividends, incurrence of indebtedness in excess of $5 million in principal amount, capital expenditures in excess of $2.5 million individually and $5 million per year, compensation and other benefits for senior management and the appointment of executive officers.


TRANSACTIONS WITH DLJMB AND ITS AFFILIATES

         In addition to certain payments of fees and reimbursements for out-of-pocket expenses paid to DLJSC and DLJ Bridge Finance, Inc. in connection with the Acquisition, DLJSC has entered into a financial advisory agreement with the Company and DPCAC pursuant to which it will act as a financial advisor to the Company until such time as DPCAC consummates an initial public offering of its Common Stock resulting in the receipt of at least $35 million in gross proceeds or five years, whichever is shorter. The financial advisory agreement provides for an annual retainer fee of $100,000 plus reimbursable expenses to be paid by the Company.

         In connection with the Acquisition, DLJMB purchased 1,000,000 shares (83%) of the Preferred Stock and warrants to purchase 1,128,732 shares (25.7% on a fully diluted basis) of DPCAC's Common Stock for an aggregate of $25 million. DLJMB also entered into the Investors' Agreement with the Company pursuant to which DLJMB has designated Messrs. Grauer and Rush to the Boards of Directors of both DPCAC and the Company. In December 1997, DLJMB and certain of its affiliates sold their shares of Preferred Stock to DLJSC, who thereupon sold such shares to qualified institutional buyers (as defined in Rule 144A under the Securities Act).


TRANSACTIONS WITH SCI

         In addition to certain payments of fees and reimbursements for out-of-pocket expenses in connection with the Acquisition, SCI has entered into a management advisory agreement with the Company for a term of five years or until such time as DPCAC consummates an initial public offering of its Common Stock resulting in the receipt of at least $35 million in gross proceeds, whichever is shorter, and pursuant to which the Company will pay SCI an annual fee of $200,000 plus reimbursable expenses.

         SCI is the general partner of Summit, which is the owner of 720,000 shares of Class A Common Stock (16.4% on a fully diluted basis) of DPCAC. Pursuant to the Investors' Agreement, SCI has designated Messrs. Kelly, Walker and Mansur to the Boards of Directors of both DPCAC and the Company.

         SCI and Summit are also parties to the Investors' Agreement. See-"Investor's Agreement" above.

TRANSACTIONS WITH CMIHI

         CMIHI is the owner of (i) 200,000 shares of Preferred Stock, (ii) 690,000 shares in the aggregate of DPCAC's Class A Common Stock and Class B Common Stock and (iii) warrants to purchase 225,746 shares of DPCAC's common stock. CMIHI's ownership of DPCAC's Common Stock is 20.8% on a fully diluted basis. CMIHI is also a party to the Investors' Agreement. See-"Investors' Agreement" above.


TRANSACTIONS WITH M. WALID MANSUR

         M. Walid Mansur, a director of the Company, was paid $250,000 and will be paid an additional $250,000 in 10 equal quarterly installments of $25,000 per quarter for services rendered in connection with the Acquisition and related financings. Mr. Mansur's spouse, Laura Hawkins Mansur, owns 828,000 shares of DPCAC's Class A Common Stock (18.8% on a fully diluted basis).

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

     ****3.2 Certificate of Amendment to Certificate of Incorporation of the Company.

         3.3      Bylaws of the Company, as amended.

         4.1 Form of Trust Indenture between the Company and U.S. Trust Company of Texas, N.A.

         4.2 Revolving Credit and Term Loan Agreement dated as of October 5, 1995 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

         4.3 Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 28, 1996 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

      ***4.4 First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 28, 1996 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

      ***4.5 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 31, 1997 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

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

         10.1     Doane Products Company Employee Retirement Plan.

         10.2 Employment Agreement dated September 1, 1994, as amended on August 31, 1995, between the Company and Bob L. Robinson.

       **10.3 Employment Agreement dated January 1, 1998 between the Company and Douglas J. Cahill.

       **10.4 Employment Agreement dated January 1, 1998 between the Company and Thomas R. Heidenthal.

       **10.5 Employment Agreement dated January 1, 1998 between the Company and Terry W. Bechtel.

       **10.6 Employment Agreement dated January 1, 1998 between the Company and Earl R. Clements.

      ***10.7     DPC Acquisition Corp. 1996 Stock Option Plan.

       **10.8     First Amendment to DPC Acquisition Corp. 1996 Stock Option
                  Plan.

       **10.9     Second Amendment to DPC Acquisition Corp. 1997 Stock Option
                  Plan.

       **12.1     Statement regarding Computation of Ratios.

       **23.1     Consent of KPMG Peat Marwick LLP

       **27.1     Financial Data Schedule



----------
* Except as otherwise noted herein, all of the Exhibits hereto are incorporated by reference from the corresponding Exhibit number in the Registration Statement on Form S-1, Registration No. 33-98110.

**       Filed herewith.

*** Incorporated by reference from the corresponding Exhibit number in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, or the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

**** Incorporated by reference from the corresponding Exhibit number in the Company's Registration Statement on Form S-4, Registration No. 333-43643.


                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DOANE PRODUCTS COMPANY


                                       By /s/ Bob L. Robinson
                                          --------------------------------------
                                          Bob L. Robinson
                                          Chief Executive Officer and Director

                                       Date March 23, 1998
                                            ------------------------------------

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Bob L. Robinson
   -----------------------------------------------
   Bob L. Robinson
   Chief Executive Officer and Director

Date March 23, 1998
     ---------------------------------------------



By /s/ Thomas R. Heidenthal
   -----------------------------------------------
   Thomas R. Heidenthal
   Senior Vice President, Chief Financial Officer
   and Principal Accounting Officer

Date March 23, 1998
     ---------------------------------------------



By /s/ George B. Kelly
   -----------------------------------------------
   George B. Kelly
   Chairman of the Board

Date March 23, 1998
     ---------------------------------------------

By /s/ Peter T. Grauer
   -----------------------------------------------
   Peter T. Grauer
   Director

Date March 23, 1998
     ---------------------------------------------



By /s/ Andrew H. Rush
   -----------------------------------------------
   Andrew H. Rush
   Director

Date March 23, 1998
     ---------------------------------------------



By /s/ Jeffrey C. Walker
   -----------------------------------------------
   Jeffrey C. Walker
   Director

Date March 23, 1998
     ---------------------------------------------



By /s/ M. Walid Mansur
   -----------------------------------------------
   M. Walid Mansur
   Director

Date March 23, 1998
     ---------------------------------------------

                          DOANE PRODUCTS COMPANY
                          AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

                          (WITH INDEPENDENT AUDITORS'
                          REPORT THEREON)

                          Independent Auditors' Report


Board of Directors
Doane Products Company:


We have audited the accompanying consolidated balance sheets of Doane Products Company - Successor as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows of Doane Products Company - Successor for the years ended December 31, 1997 and 1996 and for the three month period ended December 31, 1995, and the consolidated statements of income, stockholders' equity and cash flows of Doane Products Company - Predecessor for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doane Products Company Successor at December 31, 1997 and 1996, and the results of operations and cash flows of Doane Products Company - Successor for the years ended December 31, 1997 and 1996 and for the three month period ended December 31, 1995 and of Doane Products Company - Predecessor for the nine month period ended September 30, 1995 in conformity with generally accepted accounting principles.



                                                      /s/ KPMG Peat Marwick LLP

                                                          KPMG Peat Marwick LLP

Houston, Texas
February 13, 1998

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                           December 31, 1997 and 1996

                                                                                  Successor
                                                                          --------------------------
                                    Assets                                  1996             1997
                                                                          ---------        ---------
Current assets:
    Accounts receivable, less allowance for doubtful accounts;
       $0 and $58 in 1996 and 1997, respectively                          $  68,279        $  66,369
    Inventories                                                              30,737           32,426
    Prepaid expenses and other                                                7,368            3,550
                                                                          ---------        ---------
                         Total current assets                               106,384          102,345
                                                                          ---------        ---------
Property and equipment, at cost:
    Land                                                                      3,987            4,037
    Buildings and improvements                                               25,395           29,439
    Machinery and equipment                                                  65,377           76,442
    Furniture and fixtures                                                    1,932            2,536
    Automotive equipment                                                      1,000            1,016
    Construction in progress                                                  3,504            1,972
                                                                          ---------        ---------
                                                                            101,195          115,442
    Less accumulated depreciation                                             8,112           15,448
                                                                          ---------        ---------
                                                                             93,083           99,994

Goodwill, net of amortization                                               126,068          122,882
Other assets                                                                 12,758           12,963
                                                                          ---------        ---------
                         Total assets                                     $ 338,293        $ 338,184
                                                                          =========        =========

                     Liabilities and Stockholders' Equity

Current liabilities:
    Current maturities of long-term debt                                  $  10,417        $  11,667
    Accounts payable                                                         51,303           42,422
    Accrued expenses:
         Salaries and commissions                                             3,223            4,714
         Accrued interest                                                     6,379            6,223
         Rebates and other promotional accruals                               7,510            9,064
         Other                                                                1,429            2,610
                                                                          ---------        ---------
                         Total current liabilities                           80,261           76,700

Deferred compensation                                                         4,030            4,081
Long-term debt                                                              196,186          188,743
Deferred income taxes                                                           409            4,169
                                                                          ---------        ---------
                                                                            280,886          273,693
                                                                          ---------        ---------
Senior exchangeable preferred stock, 3,000 shares authorized,
    1,200 shares issued                                                      24,160           30,545

Stockholders' equity:
    Common stock, par value $.01.  Authorized and
         issued 1,000 shares                                                     --               --
    Additional paid in capital                                               40,825           41,675
    Retained earnings                                                        (7,578)          (7,729)
                                                                          ---------        ---------
                                                                             33,247           33,946
                                                                          ---------        ---------
                         Total liabilities and stockholders' equity       $ 338,293        $ 338,184
                                                                          =========        =========

See accompanying notes to financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

              For the years ending December 31, 1997, 1996 and 1995


                                                Predecessor                                  Successor
                                               --------------        ----------------------------------------------------------
                                                 Nine month           Three month
                                                period ended          period ended           Year ended            Year ended
                                                September 30,         December 31,          December 31,          December 31,
                                                    1995                  1995                  1996                  1997
                                               --------------        --------------        --------------        --------------
Net sales                                      $      294,718        $      111,618        $      500,708        $      548,314
Cost of goods sold                                    246,106                96,698               444,976               480,334
                                               --------------        --------------        --------------        --------------
        Gross profit                                   48,612                14,920                55,732                67,980
                                               --------------        --------------        --------------        --------------
Operating expenses:
    Selling                                             8,773                 3,298                14,844                17,052
    General and administrative                          9,833                 4,009                15,977                18,944
    Unusual items                                       9,440                    --                    --                    --
                                               --------------        --------------        --------------        --------------
                                                       28,046                 7,307                30,821                35,996
                                               --------------        --------------        --------------        --------------
        Income from operations                         20,566                 7,613                24,911                31,984

Other income (expense):
    Interest expense                                   (3,707)               (5,926)              (22,687)              (22,621)
    Nonrecurring finance charge                            --                    --                (4,815)                   --
    Miscellaneous                                         104                    91                   218                   260
                                               --------------        --------------        --------------        --------------
                                                       (3,603)               (5,835)              (27,284)              (22,361)
                                               --------------        --------------        --------------        --------------
Income (loss) before income taxes                      16,963                 1,778                (2,373)                9,623

Provision (benefit) for income taxes                      217                   754                  (855)                3,389
                                               --------------        --------------        --------------        --------------
        Net income (loss)                      $       16,746        $        1,024        $       (1,518)       $        6,234
                                               ==============        ==============        ==============        ==============

Net income (loss) applicable to
    common stock (note 5)                                  --        $         (314)       $       (7,264)       $         (151)

Basic net income (loss) per common share                   --        $         (314)       $       (7,264)       $         (151)

Pro forma earnings data (unaudited)

Net income as reported                         $       16,746

Pro forma adjustment for federal
    and state income tax expense                        5,861
                                               --------------
Pro forma net income                           $       10,885
                                               ==============
Pro forma basic net income per
    common share                               $          189
                                               ==============        ==============        ==============        ==============
Weighted average shares outstanding                    57,500                 1,000                 1,000                 1,000
                                               ==============        ==============        ==============        ==============


See accompanying notes to consolidated financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

              For the years ending December 31, 1997, 1996 and 1995



                                                               Predecessor                             Sucessor
                                                               -----------        -------------------------------------------------
                                                               Nine month         Three month
                                                              period ended       period ended        Year ended         Year ended
                                                              September 30,       December 31,       December 31,       December 31,
                                                                   1995               1995               1996               1997
                                                               -----------        -----------        -----------        -----------
Cash flows from operating activities:
    Net income (loss)                                          $    16,746        $     1,024        $    (1,518)       $     6,234
    Items not requiring (providing) cash:
       Depreciation and amortization                                 3,694              2,359             15,972             12,141
       Accrued deferred compensation                                   (93)                23                282                 51
       Loss on sale of property and equipment                           10                 --                 26                116
       Deferred income tax expense (benefit)                            --              1,102               (855)             3,389
       Equity in foreign joint venture                                  --                 --                 --               (187)
       Changes in:
         Accounts receivable                                         1,800             (7,620)           (21,176)             1,910
         Inventories                                                (2,424)            (2,954)            (3,141)            (1,689)
         Prepaid expenses and other                                   (498)              (571)            (5,479)             3,818
         Accounts payable                                          (11,526)             4,084             32,155             (8,881)
         Accrued expenses                                            5,245              7,034              2,317              4,070
         Other                                                          --             (1,770)                --                 --
                                                               -----------        -----------        -----------        -----------

               Net cash provided by operating activities            12,954              2,711             18,583             20,972
                                                               -----------        -----------        -----------        -----------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                       571                 --                 26                 39
    Capital expenditures, including interest capitalized            (4,224)            (1,297)            (7,901)           (14,437)
    Acquisition related payments                                        --           (207,961)            (1,087)                --
    Increase in cash value of life insurance                           (24)               (88)              (112)              (324)
    Investment in foreign joint venture                                 --                 --             (1,979)                --
    Other                                                               --                 --               (436)              (439)
                                                               -----------        -----------        -----------        -----------

               Net cash used in investing activities                (3,677)          (209,346)           (11,489)           (15,161)
                                                               -----------        -----------        -----------        -----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                        (7,225)           204,348            163,136              5,698
    Increase in debt issuance costs                                     --                 --             (5,909)              (468)
    Retirement of prior indebtedness                                    --            (46,013)                --                 --
    Net borrowings under short-term credit agreements                  595             (6,800)                --                 --
    Net borrowings under revolving credit agreement                     --                 --              1,475             (1,475)
    Principal payments on long-term debt                              (786)            (4,400)          (167,746)           (10,416)
    Dividends paid                                                 (13,152)                --                 --                 --
    Issuance of preferred stock                                         --             17,075                 --                 --
    Capital contribution                                                --             40,425                400                850
                                                               -----------        -----------        -----------        -----------

               Net cash provided by (used in)
                   financing activities                            (20,568)           204,635             (8,644)            (5,811)
                                                               -----------        -----------        -----------        -----------

               Decrease in cash and
                   cash equivalents                                (11,291)            (2,000)            (1,550)                --

Cash and cash equivalents, beginning of period                      14,841              3,550              1,550                 --
                                                               -----------        -----------        -----------        -----------

Cash and cash equivalents, end of period                       $     3,550        $     1,550        $        --        $        --
                                                               ===========        ===========        ===========        ===========


See accompanying notes to financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

              For the years ending December 31, 1997, 1996 and 1995



                                                              Predecessor
                                -------------------------------------------------------------------------------------------------
                                     Common stock                              Treasury Stock
                                ------------------------     Paid-in      -------------------------      Retained
                                  Shares        Amount       capital        Shares         Amount        earnings         Total
                                ----------    ----------    ----------    ----------     ----------     ----------     ----------
Balances, December 31, 1994        100,000    $       50    $       --    $  (42,500)    $  (34,000)    $   65,709     $   31,759

Net income                              --            --            --            --             --         16,746         16,746

Dividends declared                      --            --            --            --             --        (13,152)       (13,152)
                                ----------    ----------    ----------    ----------     ----------     ----------     ----------

Balances, September 30, 1995       100,000    $       50    $       --    $  (42,500)    $  (34,000)    $   69,303     $   35,353
                                ==========    ==========    ==========    ==========     ==========     ==========     ==========

                                                                             Predecessor
                                    ----------------------------------------------------------------------------------------------
                                            Common stock                         Treasury Stock
                                    --------------------------    Paid-in   -------------------------     Retained
                                      Shares         Amount       capital     Shares         Amount       earnings        Total
                                    -----------    -----------  ----------- -----------    -----------   -----------   -----------

Beginning balances, October 1, 1995          --    $        --  $        --          --    $        --   $        --   $        --

Capital contribution                      1,000             --       40,425          --             --            --        40,425

Net income                                   --             --           --          --             --         1,024         1,024

Preferred stock dividends                    --             --           --          --             --        (1,069)       (1,069)

Accretion of preferred stock                 --             --           --          --             --          (269)         (269)
                                    -----------    -----------  ----------- -----------    -----------   -----------   -----------

Balances, December 31, 1995               1,000             --       40,425          --             --          (314)       40,111

Capital contribution                         --             --          400          --             --            --           400

Net loss                                     --             --           --          --             --        (1,518)       (1,518)

Preferred stock dividends                    --             --           --          --             --        (4,670)       (4,670)

Accretion of preferred stock                 --             --           --          --             --        (1,076)       (1,076)
                                    -----------    -----------  ----------- -----------    -----------   -----------   -----------

Balances, December 31, 1996               1,000             --       40,825          --             --        (7,578)       33,247
                                                                                                                       -----------

Capital contribution                         --             --          850          --             --            --           850

Net income                                   --             --           --          --             --         6,234         6,234

Preferred stock dividends                    --             --           --          --             --        (5,308)       (5,308)

Accretion of preferred stock                 --             --           --          --             --        (1,077)       (1,077)
                                    -----------    -----------  ----------- -----------    -----------   -----------   -----------

Balances, December 31, 1997               1,000    $        --  $    41,675          --    $        --   $    (7,729)  $    33,946
                                    ===========    ===========  =========== ===========    ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                        December 31, 1997, 1996 and 1995


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

  (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS

        The Company manufactures dry pet foods and operates a machine shop and a structural steel fabrication plant. The Company extends unsecured credit in the form of current accounts receivable, principally to large distributors and retailers throughout the United States, with credit extended to one customer approximating 70% and 65% of accounts receivable at December 31, 1996 and 1997, respectively.

        PRINCIPLES OF CONSOLIDATION

        In November 1996, the Company formed a UK holding company, DPC International, Ltd., a wholly-owned subsidiary of Doane Products Company, to account for its 50% investment in a foreign joint venture. The Company is accounting for its investment under the equity method of accounting. The accompanying consolidated financial statements for December 31, 1996 and 1997 include the accounts of Doane and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated.

                                                                     (Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


        BASIS OF PRESENTATION

        Certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform with the fiscal 1997 presentation.

        CASH AND CASH EQUIVALENTS

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

        In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long Lived Assets to be Disposed Of (SFAS
        121). Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS 121 did not have a material impact on the Company's consolidated financial statements.

        INCOME TAXES

        Effective October 1, 1995, concurrent with the Acquisition and the Company's change from an S Corporation for federal income tax purposes to a C Corporation, the Successor Company began applying the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (FAS 109). FAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying current tax laws. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

                                                                     (Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


        GOODWILL

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the Acquisition and is being amortized by the straight-line method over 40 years. The Company's policy is to periodically evaluate such cost to determine whether there has been any impairment in value. Accumulated amortization was $4,046 and $7,300 at December 31, 1996, and 1997, respectively.

        RECOGNITION OF REVENUE

        Revenue is recognized at the time the product is shipped.

        COMMODITY HEDGES

        The Company manages price risk created by market fluctuations by hedging portions of its primary commodity products purchases, principally through exchange traded futures and options contracts which are designated as hedges. The terms of such contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or via exchange for the physical commodity in which case the Company delivers the contract against the acquisition of the physical commodity.

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

        Deferred losses on these outstanding contracts were $5,398 and $917 at December 31, 1996 and 1997, respectively.

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

        Pro forma income taxes reflect federal income taxes that would have been incurred had the Predecessor Company been subject to such taxes. Such amounts have been deducted from net income in the accompanying statements of income, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

        NET INCOME (LOSS) PER COMMON SHARE

        In fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, basic net income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period. The Company does not have any potentially dilutive securities at December 31, 1995, 1996, and 1997. Net income (loss) is decreased (increased) by unpaid cumulative preferred stock dividends and the accretion of the preferred stock in calculating net income (loss) attributable to the common shareholder.

  (3)   INVENTORIES

        Inventories consisted of the following:

                                                                 December 31,
                                                            --------------------
                                                              1996         1997
                                                            -------      -------
              Raw materials                                 $ 7,268      $ 8,449
              Packaging materials                            10,609       10,735
              Finished goods                                 12,860       13,242
                                                            -------      -------
                                                            $30,737      $32,426
                                                            =======      =======

                                                                     (Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  (4)   LONG-TERM DEBT

        Long-term debt consisted of the following:

                                                                 December 31,
                                                            --------------------
                                                              1996        1997
                                                            --------    --------
                  Senior Credit Facility                    $ 46,603    $ 34,712
                  Senior Notes                               160,000     160,000
                  Industrial Development Revenue Bonds
                     (net of reserve funds)                       --       5,698
                                                            --------    --------
                                                             206,603     200,410
                  Less current maturities                     10,417      11,667
                                                            --------    --------
                                                            $196,186    $188,743
                                                            ========    ========

        SENIOR CREDIT FACILITY

        In connection with the Acquisition, the Company entered into a senior credit facility effective October 5, 1995 (the Senior Credit Facility) with several lending institutions. The Senior Credit Facility, as amended, provides for an aggregate principal amount of loans of up to $85,000 consisting of $60,000 in aggregate principal amount of term loans (the Term Loan Facility) and a $25,000 revolving credit facility (the Revolving Credit Facility).

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


                                                                     (Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


        Indebtedness under the Senior Credit Facility bears interest at a rate based, at the Company's option, upon (i) the Base Rate plus 1.50% with respect to Base Rate Loans and (ii) the LIBOR Rate for one, two, three or six months plus 2.75% with respect to LIBOR Rate Loans; provided, however, the interest rates are subject to reductions in the event the Company meets certain performance targets. The Revolving Credit Facility bore interest at 9.5% and 9.3% for the years ended December 31, 1996 and 1997, respectively. The Term Loan Facility bore interest at a weighted average rate of 8.47% for the period from October 5, 1995 to December 31, 1995, and 7.95% and 8.44% for the years ended December 31, 1996 and 1997, respectively.

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

        The Company had approximately $24,225 available under the revolving credit agreement at December 31, 1997 which expires in 1999.

        BRIDGE NOTES

        The bridge notes (the Bridge Notes) matured on October 5, 1996 and bore interest at a floating rate equal to the sum of (i) the prime rate, (ii) 5.00%, and (iii) an additional percentage amount, equal to 1.00% effective from March 30, 1996 and increasing by .50% effective from and including each quarterly anniversary of such date until the Bridge Notes are paid in full; provided that the interest rate shall not exceed 20% per annum. On March 4, 1996, the Bridge Notes were repaid with the proceeds from the issuance of the Senior Notes. The Bridge Notes bore interest at a rate of 13.50% per annum at December 31, 1995 and for the period January 1, 1996 to March 4, 1996. In connection with this debt refinancing, the Company incurred a $4,815 non-recurring finance charge to write-off debt issuance costs associated with the Bridge Notes.

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

        INDUSTRIAL REVENUE BONDS, OTTAWA COUNTY, OKLAHOMA

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

        Aggregate annual maturities of long-term debt at December 31, 1997 were:

                           1998                              $   11,667
                           1999                                  11,667
                           2000                                  11,378
                           Thereafter                           165,698

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

        Dividends on the Senior Exchangeable Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Exchangeable Preferred Stock accrete to the liquidation value of the Senior Exchangeable Preferred Stock and, at the option of the holders of a majority of the shares of Senior Exchangeable Preferred Stock, may be paid through the issuance of additional shares of Senior Exchangeable Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends on the Senior Exchangeable Preferred Stock in cash for any period prior to September 30, 2000. Cumulative dividends on Senior Exchangeable Preferred Stock that have not been paid at December 31, 1996 and 1997 are $5,739 and $11,047, respectively and are included in the carrying amount of the Senior Exchangeable Preferred Stock. As of December 31, 1997, the cumulative accretion to redemption value and cumulative dividends on the Senior Exchangeable Preferred Stock are $2,422 and $11,047, respectively.

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

                           Year                                  Percent of
                         Beginning                               liquidation
                       September 30,                               Value
                       -------------                             -----------
                           2000                                   107.125%
                           2001                                   105.700
                           2002                                   104.275
                           2003                                   102.850
                           2004                                   101.425
                           2005                                   100.000
                           2006                                   100.000

        The Company will be required to redeem all outstanding shares of Senior Exchangeable Preferred Stock on September 30, 2007 at 100% of the then liquidation value, together with accrued and unpaid dividends.

        The Senior Exchangeable Preferred Stock will be exchangeable, in whole or in part, at the option of the Company on any dividend payment date for 14.25% Junior Subordinated Exchange Debentures.

        In the event of a change of control, as defined, the holders of Senior Exchangeable Preferred Stock have the right to require the Company to redeem such Senior Exchangeable Preferred Stock, in whole or in part, at a price equal to 101% of the then liquidation value together with any unpaid dividends.

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

                                                                      Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


   (6)  MAJOR CUSTOMER

        For the nine months ended September 30, 1995, one customer accounted for approximately 67% of the Predecessor Company's total revenue. For the three months ended December 31, 1995 and the years ended December 31, 1996 and 1997, the same customer accounted for approximately 67%, 65%, and 63% respectively, of the Successor Company's total revenue. The Company does not have a long-term contract with this customer.

  (7)   INCOME TAXES

        The Predecessor had elected under both Federal and certain state income tax laws to be taxed as an S Corporation. Under this election, the Company's taxable income was taxed to the stockholders on their individual income tax returns. The provision for income taxes reflects the accrual of corporation income taxes due in states which do not recognize the S Corporation status.

        Effective October 1, 1995, concurrent with the Acquisition, the Company changed from an S Corporation for Federal income tax purposes to a C Corporation and began applying the provisions of FAS 109.

        The Company elected to step up the tax basis in the assets acquired. Goodwill recorded in the acquisition is deductible for tax purposes over 15 years.

        The components of income tax expense (benefit) are:

                                                    Three month
                                                    period ended     Year ended     Year ended
                                                    December 31,     December 31,   December 31,
                                                       1995             1996           1997
                                                    -----------     -----------     -----------
          Current:
              Federal                               $      (318)    $        --     $        --
              State                                         (30)             --              --
          Deferred:
              Federal                                     1,102            (855)          3,084
              State                                          --              --             305
                                                    -----------     -----------     -----------
                 Total income tax
                      provision (benefit)           $       754     $      (855)    $     3,389
                                                    ===========     ===========     ===========


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

        The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1997 are presented below:

                                                                                December 31,
                                                                            ---------------------
                                                                              1996         1997
                                                                            --------     --------
                  CURRENT DEFERRED
                  Deferred tax assets:
                     Accounts receivable                                    $     19     $     40
                     Inventory                                                   286          291
                     Accruals and provisions                                     576          921
                                                                            --------     --------
                             Current deferred tax asset                     $    881     $  1,252
                                                                            ========     ========

                  NONCURRENT DEFERRED
                  Deferred tax assets - net operating loss carryforwards       8,656       10,093
                                                                            --------     --------
                                                                               8,656       10,093
                  Deferred tax liabilities:
                  Tax over book amortization                                  (4,088)      (5,751)
                  Difference between book and tax basis of
                         property and equipment                               (4,977)      (8,511)
                                                                            --------     --------
                                                                              (9,065)     (13,896)
                  Net noncurrent deferred tax liability                         (409)      (4,169)
                                                                            --------     --------
                             Total net deferred tax asset (liability)       $    472       (2,917)
                                                                            ========     ========

        There is no valuation allowance as of fiscal year ended December 31, 1997. It is the opinion of management that future operations will more likely than not generate taxable income to realize deferred tax assets.

        At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $27,000, which are available to offset future federal income, if any, through 2011.

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

                                                                     (Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


        Net periodic pension cost for the Company's defined benefit pension plans consisted of the following components for the years ended:

                                            Predecessor                       Successor
                                     ---------------------------     ---------------------------
                                      Nine month      Three month
                                     period ended     period ended    Year ended      Year ended
                                     September 30,    December 31,   December 31,    December 31,
                                         1995            1995            1996           1997
                                     -----------     -----------     -----------     -----------
        Service cost (benefits)
            earned                   $       714     $       237     $     1,059     $     1,276
        Interest cost on
           projected benefit
           obligation                        515             197             781             903
        Actual return on plan
           assets                         (1,509)           (377)           (906)         (1,914)
        Net amortization and
           deferral                          997             180              71             983
                                     -----------     -----------     -----------     -----------
        Net periodic pension cost    $       717     $       237     $     1,005     $     1,248
                                     ===========     ===========     ===========     ===========

        Assumptions used by the Company in the determination of pension plan information consisted of the following as of:

                                                                                 December 31,
                                                                           -------------------------
                                                                           1995       1996      1997
                                                                           ----       ----      ----
         Discount rate                                                      7.0%      7.0%      7.0%
         Rate of increase in compensation levels                            5.5%      5.5%      5.5%
         Expected long-term rate of return on plan assets                   7.5%      7.5%      7.5%

                                                                     (Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


        The following table sets forth the plan's funded status and amounts recognized in the accompanying balance sheets as of:

                                                                    December 31,
                                                               ---------------------
                                                                 1996         1997
                                                               --------     --------
        Actuarial present value of benefit obligations:
               Vested benefits                                 $ (7,940)    $ (8,936)
                                                               ========     ========
               Accumulated benefits                            $ (8,172)    $ (9,192)
                                                               ========     ========
               Projected benefits                              $(13,060)    $(14,818)
               Plan assets at fair value                         12,428       14,557
                                                               --------     --------
                            Projected benefit obligation in
                                excess of plan assets              (632)        (261)
        Items not yet recognized in earnings:
           Unrecognized net loss (gain)                             (45)      (1,144)
           Unrecognized net asset at December 31, 1986,
               being recognized over 14.49 to 17.95 years           333          313
                                                               --------     --------
                            Pension liability recognized in
                                 the balance sheet             $   (344)    $ (1,092)
                                                               ========     ========

        The Company sponsors a defined contribution postretirement plan which provides medical coverage for eligible retirees and their dependents (as defined in the plan). On October 1, 1995, the Company adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The following sets forth the plans' funded status reconciled with the amount shown in the Company's consolidated balance sheets and consolidated statements of income on an accrual basis rather than a pay-as-you-go (cash) basis as follows:

                                                               December 31,
                                                          ----------------------
                                                            1996         1997
                                                          ---------    ---------
        Accumulated postretirement benefit obligation:
        Retirees and dependents                           $     825    $     824
        Fully eligible active plan participants                 356          382
        Other active plan participants                          316          363
                                                          ---------    ---------
        Accrued postretirement benefit cost               $   1,497    $   1,569
                                                          =========    =========

                                                                     (Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three month
                                                   period ended    Year ended    Year ended
                                                   December 31,   December 31,  December 31,
                                                       1995          1996          1997
                                                    ----------    ----------    ----------
        Net periodic postretirement benefit cost
        included the following components:

           Service cost - benefits attributed to
               service during the period            $       17    $       17    $       18
           Interest cost on accumulated
               postretirement benefit obligation           100           104           102
                                                    ----------    ----------    ----------
                  Net periodic postretirement
                       benefit cost                 $      117    $      121    $      120
                                                    ==========    ==========    ==========

        For measurement purposes, per capita claims costs for participants over age 65 were assumed to increase at a 7.07% and 6.50% annual rate for 1996 and 1997, respectively; the rate was assumed to decrease gradually to 4.0% for 2001 and remain at that level thereafter. The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $214 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended 1997 by $18.

        The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for December 31, 1996 and 1997.

   (9)  DEFERRED COMPENSATION AGREEMENTS AND
        SALARY CONTINUATION PLAN

        The Company has deferred compensation agreements with two individuals which provide, upon retirement, annual payments to be paid over ten consecutive years. The liability is approximately $1,190 and $1,150 at December 31, 1996 and 1997, respectively.

        The Company also has a salary continuation plan in which there were twenty-three and twenty-two participants at December 31, 1996 and 1997, respectively. Participants in the plan, who reach age fifty-five and have ten years of service with the Company, become vested as to benefits which are payable in ten equal annual installments after retirement. The Company has recorded an expected future liability equal to the present value of future payments under this plan. The liability is approximately $1,343 and $1,362 at December 31, 1996 and 1997, respectively.

                                                                     (Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 (10)   ADDITIONAL CASH FLOW INFORMATION

        The following is additional cash flow information for the nine month period ended September 30, 1995, for the three month period ended December 31, 1995, and for the years ended December 31, 1996 and 1997.

                                            Predecessor                     Successor
                                   --------------------------     --------------------------
                                    Nine month    Three month
                                   period ended   period ended     Year ended    Year ended
                                   September 30,  December 31,    December 31,   December 31,
                                       1995           1995            1996           1997
                                   -----------    -----------     -----------    -----------
        Additional cash payment
        information:

        Interest paid (net of
        amounts
        capitalized)               $     5,114    $       192     $    21,028    $    21,924

        Income taxes paid
                  (refunded)               302            (51)            351             --

(11)    COMMITMENTS AND CONTINGENCIES

        The Company is party, in the ordinary course of business, to certain claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the financial condition or results of operations of the Company.

(12)    QUARTERLY FINANCIAL DATA (UNAUDITED)


                               First          Second         Third          Fourth
     1997                     Quarter        Quarter        Quarter         Quarter
    ------                   ----------     ----------     ----------     ----------
Net sales                    $  137,747     $  132,996     $  128,301     $  149,270
Gross margins                    15,502         15,163         16,985         20,330
Net income                          995            481          1,905          2,853


                               First          Second         Third          Fourth
     1996                     Quarter        Quarter        Quarter         Quarter
    ------                   ----------     ----------     ----------     ----------
Net sales                    $  118,404     $  112,881     $  124,672     $  144,751
Gross margins                    15,079         12,606         12,364         15,683
Net income (loss)                (1,650)          (236)          (609)           977

                               INDEX TO EXHIBITS



         2.1 Agreement and Plan of Merger dated as of August 31, 1995 among Doane Products Company, DPCAC and DPC Subsidiary Acquisition Corp; list of schedules to such Merger Agreement; Agreement of Company to furnish such schedules to the Commission upon its request.

         3.1      Certificate of Incorporation of the Company, as amended.




     ****3.2 Certificate of Amendment to Certificate of Incorporation of the Company.

         3.3      Bylaws of the Company, as amended.

         4.1 Form of Trust Indenture between the Company and U.S. Trust Company of Texas, N.A.

         4.2 Revolving Credit and Term Loan Agreement dated as of October 5, 1995 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

         4.3 Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 28, 1996 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

      ***4.4 First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 28, 1996 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

      ***4.5 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 31, 1997 among the Company, Mercantile Bank of St. Louis National Association, as agent for the Banks named therein, and the Banks named therein.

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

         10.1     Doane Products Company Employee Retirement Plan.

         10.2 Employment Agreement dated September 1, 1994, as amended on August 31, 1995, between the Company and Bob L. Robinson.

       **10.3 Employment Agreement dated January 1, 1998 between the Company and Douglas J. Cahill.

       **10.4 Employment Agreement dated January 1, 1998 between the Company and Thomas R. Heidenthal.

       **10.5 Employment Agreement dated January 1, 1998 between the Company and Terry W. Bechtel.

       **10.6 Employment Agreement dated January 1, 1998 between the Company and Earl R. Clements.

      ***10.7     DPC Acquisition Corp. 1996 Stock Option Plan.

       **10.8     First Amendment to DPC Acquisition Corp. 1996 Stock Option
                  Plan.

       **10.9     Second Amendment to DPC Acquisition Corp. 1997 Stock Option
                  Plan.

       **12.1     Statement regarding Computation of Ratios.

       **23.1     Consent of KPMG Peat Marwick LLP

       **27.1     Financial Data Schedule



----------
* Except as otherwise noted herein, all of the Exhibits hereto are incorporated by reference from the corresponding Exhibit number in the Registration Statement on Form S-1, Registration No. 33-98110.

**       Filed herewith.

*** Incorporated by reference from the corresponding Exhibit number in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, or the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

**** Incorporated by reference from the corresponding Exhibit number in the Company's Registration Statement on Form S-4, Registration No. 333-43643.