Form 10-Q
period 1998-03-31
DOANE PRODUCTS CO
filed 1998-05-04
CIK 1002211

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to _________


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


                                 (417) 624-6166
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     As of May 1, 1998, the Registrant had outstanding 1,000 shares of Common Stock.

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                           PAGE

Item 1.           Financial Statements.......................................................................1

                  Consolidated Balance Sheets- March 31, 1998 and December 31, 1997..........................1

                  Consolidated Statements of Income- three months ended
                  March 31, 1998 and March 31, 1997..........................................................2

                  Consolidated Statements of Cash Flow- three months ended
                  March 31, 1998 and March 31, 1997..........................................................3

                  Notes to Consolidated Financial Statements.................................................4


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................6


                                                       PART II

                                                  OTHER INFORMATION


Item 6.           Exhibits and Report on Form 8-K............................................................9

Signatures..................................................................................................10




                                       (i)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           MARCH 31       DECEMBER 31
                                                                             1998            1997
                                                                          ---------       ---------
                                                                         (unaudited)
ASSETS
Current assets:
   Accounts receivable, less allowance for doubtful
     accounts; $93 and $58 at March 31, 1998 and
      December 31, 1997, respectively                                     $  59,703       $  66,369
   Inventories                                                               33,048          32,426
   Prepaid expenses and other                                                 4,863           3,550
                                                                          ---------       ---------
                          Total current assets                               97,614         102,345

Property and equipment, net of accumulated depreciation
     of $17,455 as of March 31, 1998, and $15,448 as of
     December 31, 1997                                                      101,337          99,994

Goodwill, net of amortization                                               122,068         122,882
Other assets                                                                 12,709          12,963
                                                                          ---------       ---------
                          Total assets                                    $ 333,728       $ 338,184
                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                   $  11,667       $  11,667
   Accounts payable                                                          32,886          42,422
   Accrued expenses
      Salaries and commissions                                                4,105           4,714
      Accrued interest                                                        1,780           6,223
      Rebates and other promotional accruals                                  7,452           9,064
      Other                                                                   2,522           2,610
                                                                          ---------       ---------
                          Total current liabilities                          60,412          76,700

Deferred compensation                                                         4,065           4,081
Long-term debt                                                              195,286         188,743
Deferred income taxes                                                         5,945           4,169
                                                                          ---------       ---------

                                                                            265,708         273,693
                                                                          ---------       ---------

 Senior exchangeable preferred stock, 3,000 shares authorized,
   1,200 shares issued                                                       32,277          30,545
                                                                          ---------       ---------

Stockholders' equity:
     Common stock, par value $.01
     Authorized and issued 1,000 shares                                          --              --
     Additional paid in capital                                              41,925          41,675
     Retained earnings (deficit)                                             (6,182)         (7,729)
                                                                          ---------       ---------
                                                                             35,743          33,946
                                                                          ---------       ---------
                          Total liabilities and stockholders' equity      $ 333,728       $ 338,184
                                                                          =========       =========


          See accompanying notes to consolidated financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTH PERIOD ENDED THREE MONTH PERIOD ENDED
                                                    MARCH 31, 1998         MARCH 31, 1997
                                               ------------------------ ------------------------
                                                      (unaudited)            (unaudited)
Net sales                                          $       140,191          $       137,747
Cost of goods sold                                         119,145                  122,063
                                                   ---------------          ---------------
   Gross profit                                             21,046                   15,684

Operating expenses:
   Selling                                                   4,861                    4,549
   General and administrative                                5,739                    3,966
                                                   ---------------          ---------------
                                                            10,600                    8,515
                                                   ---------------          ---------------
   Income from operations                                   10,446                    7,169

Other income (expense):
   Interest expense                                         (5,449)                  (5,678)
   Miscellaneous                                                58                       68
                                                   ---------------          ---------------
                                                            (5,391)                  (5,610)
                                                   ---------------          ---------------

Income before income taxes                                   5,055                    1,559
Provision for income taxes                                   1,776                      564
                                                   ---------------          ---------------

 Net income                                        $         3,279          $           995
                                                   ===============          ===============

Net income (loss) applicable                       $         1,547          $          (547)
  to common stock

Basic net income (loss)
   per common share                                $         1,547          $          (547)

Weighted average shares outstanding                          1,000                    1,000
                                                   ===============          ===============


          See accompanying notes to consolidated financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          THREE MONTH          THREE MONTH
                                                                          PERIOD ENDED         PERIOD ENDED
                                                                         MARCH 31, 1998       MARCH 31, 1997
                                                                        ----------------     ----------------
                                                                           (unaudited)         (unaudited)
Cash flows from operating activities:
    Net income                                                         $         3,279       $           995

Items not requiring cash:
    Depreciation and amortization                                                2,918                 2,601
    Amortization of deferred debt issuance costs                                   297                   281
    Deferred tax expense                                                         1,776                   583
    Deferred commodity credit                                                       --                   521
    Other                                                                          (76)                   72
Changes in working capital components                                          (11,557)              (11,890)
                                                                       ---------------       ---------------

        Net cash used in operating activities                                   (3,363)               (6,837)
                                                                       ---------------       ---------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                    --                     1
    Capital expenditures, including interest capitalized                        (3,355)               (5,711)
    Increase in debt issuance costs                                                 --                   (91)
    Other                                                                          (75)                 (151)
                                                                       ---------------       ---------------

        Net cash used in investing activities                                   (3,430)               (5,952)
                                                                       ---------------       ---------------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement                              9,465                13,725
    Proceeds from issuance of long-term debt                                        --                 1,668
    Principal payments on long-term debt                                        (2,922)               (2,604)
    Contributed Capital                                                            250                    --
                                                                       ---------------       ---------------

        Net cash provided by financing activities                                6,793                12,789
                                                                       ---------------       ---------------

        Increase in cash and cash equivalents                                       --                    --
Cash and cash equivalents, beginning of period                                      --                    --
                                                                       ---------------       ---------------

Cash and cash equivalents, end of period                               $            --       $            --
                                                                       ===============       ===============


          See accompanying notes to consolidated financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (Unaudited)
1.   Basis of Presentation

The interim consolidated financial statements of Doane Products Company (the "Company"), included herein, have not been audited by the Company's independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. Operating results for the prior year periods include certain reclassifications to conform with the current year presentation. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The Company's interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (including related exhibits), and the Company's Amendment No. 1 on Form S-3 to Form S-1 Registration Statement (File No. 33-98110) relating to the issuance of $160,000 principal amount of the Company's 10 5/8% Senior Notes due 2006 (the "Senior Notes").

2.   Inventories

     The composition of inventories at the balance sheet dates was as follows:

                                                                               MARCH 31, 1998  DECEMBER 31, 1997
                                                                               --------------  -----------------
        Raw materials .....................................................      $    7,888      $    8,449
        Packaging materials ...............................................          11,225          10,735
        Finished goods ....................................................          13,935          13,242
                                                                                 ----------      ----------
                                                                                 $   33,048      $   32,426
                                                                                 ==========      ==========


3.   Commitments and Contingencies

The Company is party, in the ordinary course of business, to certain claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the financial condition or results of operations of the Company.

4.   Subsequent Events

Senior Credit Facility

Effective April 13, 1998, the Company amended its senior credit facility pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Senior Credit Facility"). Under the Senior Credit Facility funding was increased under the "Term Loan Facility" from the outstanding balance of $31,795 to $41,794 and a new $7,000 purchase money facility was created, which may be drawn upon at a later time. The "Revolving Credit Facility" remains at $25,000. The term of the Senior Credit Facility has been extended from September 30, 2000 to September 30, 2001. Concurrent with the extension of the term of the facility, the amortization of the Term Loan Facility has been extended and quarterly principal payments reduced, initially from $2,917 to $2,500.

The Company has the option to draw funds at either a Base Rate or LIBOR Rate plus an Applicable Margin, which margin is determined from a pricing grid predicated upon the ratio of Consolidated Total Debt to Consolidated EBITDA. In general the LIBOR margins have decreased by .375% and the Base Rate margins have decreased by .5%.

The predecessor agreement required the Company to cause the aggregate principal amount of all Revolving Credit and Swing Loans to be less than $7,500 for a minimum period of 30 consecutive days each fiscal year, which provision, together with the Excess Cash Flow Recapture provision, has been eliminated. Additionally, certain financial covenants have been amended consistent with the extended term of the facility.

Ipes Iberica, S.A. Acquisition

On April 17, 1998 the Company purchased 100% of the outstanding stock of Ipes Iberica, S.A. ("Ipes") for $28.7 million. Ipes is a private label pet food manufacturer located in Spain with 1997 net sales of $20 million. The transaction was financed through a $21.1 million non recourse facility provided by the HSBC Investment Bank, Plc. in Spain, and $7.6 million from the Company's Senior Credit Facility.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The following table sets forth, for the periods indicated, the percentage which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items compared to the indicated prior period.

                                                             Three months ended March 31,                              %
                                                        1998                             1997                       Change
                                                       ------                           ------                     --------
                                                             (dollars in millions)
Net sales:
   Pet food .......................      $    131.7             94.0%       $    127.9             92.8%              3.0%
   Non-manufactured products ......             6.5              4.6               8.2              6.0             (20.7)
   Engineering products ...........             2.0              1.4               1.7              1.2              17.6
                                         ---------------------------        ---------------------------
       Total net sales ............           140.2            100.0             137.8            100.0               1.7
Cost of sales .....................           119.2             85.0             122.1             88.6              (2.4)
                                         ---------------------------        ---------------------------
Gross profit ......................            21.0             15.0              15.7             11.4              33.8
Operating expenses:
   Selling ........................             4.9              3.5               4.5              3.3               8.9
   General and administrative .....             5.7              4.1               4.0              2.9              42.5
                                         ---------------------------        ---------------------------
       Total operating expenses ...            10.6              7.6               8.5              6.2              24.7
                                         ---------------------------        ---------------------------
Income from operations ............            10.4              7.4               7.2              5.2              44.4
   Interest expense ...............             5.4              3.9               5.7              4.1              (5.3)
   Other expense (income) .........            (0.1)            (0.1)             (0.1)            (0.1)              0.0
                                         ---------------------------        ---------------------------
Income before taxes ...............             5.1              3.6               1.6              1.2             218.8
Provision for income taxes ........             1.8              1.3               0.6              0.4             200.0
                                         ---------------------------        ---------------------------
Net income ........................      $      3.3              2.3%       $      1.0              0.8%            230.0%
                                         ===========================        ===========================

RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to three months ended March 31, 1997.

Net Sales. Net sales for the three months ended March 31, 1998 increased 1.7% to $140.2 million from $137.8 million in the same period in 1997. Pet food net sales increased 3.0% to $131.7 million for the three months ended March 31, 1998 from $127.9 million in the same period in 1997. Volume increases resulted in a 5.0% revenue increase, which was reduced by price declines of 2.0% primarily for cost plus contracts. Net sales of non-manufactured products decreased to $6.5 million for the three months ended March 31, 1998 from $8.2 million for the same period in 1997 as a result of discontinuing distribution of certain products. Engineering products net sales increased to $2.0 million for the three months ended March 31, 1998 from $1.7 million in the same period in 1997 because of the Company's internal focus on projects at Everson, Pennsylvania, Washington Courthouse, Ohio and Miami, Oklahoma in 1997 ("1997 Expansion Projects").

Gross Profit. Gross profit for the three month period ended March 31, 1998 increased 33.8% to $21.0 million from $15.7 million in the same period in 1997. Of this increase, approximately 28.9% resulted from improvements in pet food margins due to reductions in certain raw material costs, and approximately 4.0% was due to the volume gains described above. The remaining .9% was a result of non pet food products.

Operating Expenses. Operating expenses for the three months ended March 31, 1998 increased to $10.6 million (7.6% of net sales) from $8.5 million (6.2% of net sales) in the same period in 1997. General and administrative expenses represented 81.0% (or $1.7 million) of this increase which is due to increases in (i) salaries and related fringe benefits, (ii) professional fees, and (iii) amortization and depreciation. The balance of the increase is due to an increase of 8.9% (or $.4 million) in selling expenses resulting from increases in variable sales promotions, incentive discounts, and brokerage costs on volume gains.

Income From Operations. Income from operations for the three months ended March 31, 1998 increased 44.4% to $10.4 million from $7.2 million in the same period in 1997. Income from operations as a percent of net sales increased to 7.4% for the three months ended March 31, 1998 from 5.2% in the same period in 1997 due to improved pet food margins and volume gains.

Interest Expense. Interest expense decreased to $5.4 million for the three months ended March 31, 1998 from $5.7 million in the same period in 1997 primarily due to an overall reduction in the Senior Credit Facility from year to year.

Net Income. Net income for the three months ended March 31, 1998 increased to $3.3 million from $1.0 million in the same period in 1997 due to increased pet food margins and volume gains.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended March 31, 1998, cash used in operating activities was $3.4 million compared to $6.8 million in the same period in 1997, which was primarily due to a $3.1 million increase in net income before non cash charges. Working capital at both March 31, 1998 and March 31, 1997 was $37.2 million and the working capital increase for the three month period ended March 31, 1998 was $.3 million less than in the same period in 1997.

Net cash used in investing activities was $3.4 million for the three month period ended March 31, 1998 which was $2.6 million lower than the same period in 1997. This reduction was due to expenditures for the 1997 Expansion Projects that exceeded the capital expansion programs in the first quarter of 1998. The 1998 capital expansion programs included the purchase of a building in Clinton, Oklahoma (in March 1998), which will be refurbished to manufacture dry pet food, and warehouse expansion projects at two existing facilities.

Net cash provided by financing activities for the three month period ended March 31, 1998 decreased by $6.0 million from the same period ended in 1997 and was the direct result of improvements in cash used in operating and investing activities of $3.4 million and $2.6 million, respectively.

At March 31, 1998, the Company had borrowing capacity in the amount of $14.4 million under the Revolving Credit Facility, which was net of $1.1 million for outstanding letters of credit. Long term debt outstanding at March 31, 1998 consisted of $160.0 million Senior Notes, the Term Loan Facility in the amount of $31.8 million, and Industrial Revenue Bonds in the net amount of $5.7 million.

It is expected that existing manufacturing facilities, notwithstanding the recent capital expenditures on new and existing facilities, will not be sufficient to meet the Company's anticipated volume growth for the next several years. Accordingly, the Company anticipates that additional facilities will be necessary in order to support continued growth of the Company's business. The Company has continued to examine alternatives for expanding it's business either through construction of additional manufacturing capacity or acquisition of manufacturing assets. Such potential acquisitions could include acquisitions of operating companies. The Company intends to finance such expansions or acquisitions with borrowings under existing or expanded credit facilities, or the issuance of additional equity, depending on the size of the proposed expansions or acquisitions.

On April 13, 1998 the Company amended and restated the Senior Credit Facility, which increased the Term Loan Facility borrowings by $10.0 million, and provided a new Purchase Money Facility of $7.0 million to be drawn at a future date. Additional changes include; (i) reduction of interest rate margins, (ii) extension of final maturity, (iii) reduction of quarterly installment amounts, and (iv) revised schedule of financial covenants.

On April 17, 1998 the Company purchased 100% of the outstanding stock of Ipes Iberica, S.A. ("Ipes") for $28.7 million. Ipes is a private label pet food manufacturer located in Spain with 1997 net sales of $20 million. The transaction was financed through a $21.1 million non recourse facility provided by the HSBC Investment Bank, Plc. in Spain, and $7.6 million from the Company's Senior Credit Facility.

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


                                        DOANE PRODUCTS COMPANY



May 1, 1998                             By  /s/ THOMAS R. HEIDENTHAL
                                            ------------------------------------
                                            Thomas R. Heidenthal
                                            Senior Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
   27.1        Financial Data Schedule