Form 10-K405/A
period 1997-12-31
DOANE PRODUCTS CO
filed 1998-08-06
CIK 1002211

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               TABLE OF CONTENTS


                                    PART I
                                                                            PAGE
Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . 8

Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . .11

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

PRODUCTS AND SERVICES

                 The Company's primary product is dry pet food, which generated approximately 93%, 94%, and 93% of the Company's total net sales in 1995, 1996 and 1997, respectively. Non-manufactured products generated approximately 6%, 5% and 6% of the Company's total net sales in 1995, 1996 and 1997, respectively. The Company's engineering services group generated 1% to 2% of the Company's net sales in each of such years.

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

                 In 1997, Wal-Mart and Sam's Club accounted for 61.1% of the Company's net sales. The Company has been the primary supplier of private label dry pet food products to Wal-Mart since 1970 and to Sam's Club since 1990. A portion of the Company's sales to Wal-Mart is attributable to branded pet food products manufactured and distributed by the Company for national pet food companies. The Company utilizes a computerized order and distribution system to ship product directly to virtually all domestic Wal-Mart stores, a majority of which are located within 250 miles of the Company's facilities.

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

ITEM 6 -  SELECTED FINANCIAL DATA

         The following tables present (i) selected historical financial data of the Company prior to the Acquisition ("Predecessor") as of and for each of the years ended December 31, 1993 and 1994 and the nine month period ended September 30, 1995, and (ii) selected historical financial data of the Company after the Acquisition ("Successor") as of and for the three month period ended December 31, 1995, and for each of the years ended December 31, 1996 and 1997. The selected historical financial data as of and for each of the years ended December 31, 1993 and 1994 and the nine month period ended September 30, 1995 have been derived from the audited financial statements of Predecessor. The selected historical financial data as of and for the three month period ended December 31, 1995 and for each of the years ended December 31, 1996 and 1997 have been derived from the audited financial statements of Successor. The results of operations for the three month period ended December 31, 1995 are not necessarily indicative of the results of operations of Successor for the full year. The financial data set forth below should be read in conjunction with ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and notes thereto included in
ITEM 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".


                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                                         PREDECESSOR                              SUCCESSOR
                                           --------------------------------------    --------------------------------------
                                                                          Nine         Three
                                                                         Month         Month
                                                                         Period        Period
                                                                          Ended         Ended
                                                                      September 30, December 31,
                                              1993          1994          1995          1995           1996         1997
                                           ----------    ----------    ----------    ----------     ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:(10)
Net sales ..............................   $  345,804    $  377,018    $  303,633    $  114,958    $  513,217    $  564,741
Gross profit ...........................       65,306        68,396        56,239        17,774        66,441        81,845
Promotion and distribution..............       23,566        23,007        17,675         6,484        26,480        31,876
Selling, general and administrative ....       11,296        11,550         8,558         3,677        15,050        17,985
Unusual item (1) .......................           --            --         9,440            --            --            --
Income from operations .................       30,444        33,839        20,566         7,613        24,911        31,984
Net income (loss)(2)  ..................       28,528        31,000        16,746         1,024        (1,518)        6,234
Non-cash preferred stock dividends(3) ..           --            --            --         1,069         4,670         5,308
Accretion of preferred stock(4) ........           --            --            --           269         1,076         1,077

OTHER DATA:
EBITDA(5) ..............................   $   35,103    $   38,613    $   33,804    $   10,063    $   35,264    $   43,216
Interest expense, net ..................        1,706         2,494         3,611         5,806        22,471        22,463
Non recurring finance charge(6) ........           --            --            --            --         4,815            --
Depreciation and amortization ..........        4,526         4,660         3,694         2,359        11,157        12,141
Ratio of EBITDA to interest expense ....           --            --            --           1.7x          1.6x          1.9x
Ratio of earnings to fixed charges(7) ..         17.2x         13.1x          5.6x          1.3x           .9x          1.4x
Additions to property and equipment:
  Maintenance ..........................        1,888         1,891         1,290           567         2,353         2,012
  Expansion(8) .........................        2,231        10,268         2,934           730         5,548        12,425
Pet food sold (thousands of tons) ......          897           942           774           288         1,189         1,237
Net cash provided by
  operating activities .................       25,820        39,250        12,954         2,711        18,583        20,972
Net cash used in investing activities ..        4,070        12,368         3,677       209,346        11,489        15,161
Net cash provided by (used in)
  financing activities .................      (17,768)      (16,808)      (20,568)      204,635        (8,644)       (5,811)


                                                      PREDECESSOR                     SUCCESSOR
                                                -----------------------------------------------------
                                                                   AT DECEMBER 31,
                                                -----------------------------------------------------
                                                  1993       1994       1995       1996       1997
                                                -----------------------------------------------------
                                                  (IN THOUSANDS)             (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital ...........................   $ 31,194   $ 35,410   $ 38,894   $ 26,123   $ 25,645
   Total assets .............................    117,962    142,710    309,584    338,293    338,184
   Long-term debt (including current
     portion)................................     32,776     68,436    209,738    206,603    200,410
   Preferred stock(9)........................         --         --     18,414     24,160     30,545
   Stockholders' equity .....................     50,148     31,759     40,111     33,247     33,946


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

(5) EBITDA (earnings before interest, taxes, depreciation, amortization and unusual item (see footnote 1 above)) is presented here not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt.

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

(10) Certain prior year re-classifications have been made to conform to the current year presentation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company derives substantially all of its revenue from the sale of dry pet food products. Historically, approximately 85% to 90% of pet food cost of goods sold has been comprised of raw material and packaging costs with labor, insurance, utilities and depreciation comprising the remainder. As a result, volatility in marketplaces for certain commodity grains and food stocks used in the Company's production process can have a significant impact on the profitability of the Company. The Company periodically adjusts prices based on cost fluctuations. There can be no assurance as to the timing or extent of the Company's ability to implement future price adjustments in the event of significantly increased raw material costs. The Company's recent experience has been that it has not been able entirely or immediately to pass through such cost increases to its customers.

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

         Operating expenses are comprised of promotion and distribution, and selling, general and administrative expenses. Promotion and distribution expenses are primarily (a) brokerage fees, (b) promotions, volume incentive discounts and rebates paid to customers, and (c) freight and distribution expenses. The Company's selling, general and administrative expenses represent salaries and related expenses, amortization expense, and other corporate overhead costs.

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

         Historically, principal uses of cash have been for debt service, capital expenditures and working capital. During the three year period ended December 31, 1997, the Company spent $27.9 million on capital expenditures, of which $21.6 million was used to acquire and construct additional manufacturing capacity, including a new manufacturing facility, a renovated manufacturing facility and five new production lines in existing facilities, and $6.3 million was used to maintain existing manufacturing facilities. During the year ended December 31, 1997, the Company spent $14.4 million on capital expenditures, of which $12.4 million was used for expansion, including (a) the acquisition (in February 1997), renovation and equipping of the Everson, Pennsylvania manufacturing and warehouse facility, (b) the construction of a new manufacturing and warehouse facility for the production of treats in Miami, Oklahoma, which commenced operations on August 12, 1997 and (c) the addition of a biscuit line to the Washington Court House facility. The Company financed the Miami, Oklahoma facility through the issuance on March 12, 1997 of $6.0 million of industrial development revenue bonds ("Industrial Development Bonds"), which are secured by a mortgage lien and security interest on certain real and personal property. The Industrial Development Bonds were recorded at $5.7 million at December 31, 1997, which was net of the reserve fund.

         On April 17, 1998 the Company purchased 100% of the outstanding stock of IPES IBERICA, S.A. ("IPES") for approximately $28.3 million. IPES is a private label pet food manufacturer located in Spain, with $21.1 million in net sales in 1997. The Company has financed the acquisition through non-recourse borrowings in Spain for 75% of the purchase price, with the balance of the purchase price being provided by the existing Senior Credit Facility.

         On June 10, 1998, the Company and its parent, DPC Acquisition Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Windy Hill Pet Food Holdings, Inc. and its subsidiary, Windy Hill Pet Food Company, Inc. and certain stockholders of Windy Hill Pet Food Holdings, Inc. Under the terms of the Merger Agreement, Windy Hill Pet Food Holdings, Inc. will become a wholly-owned subsidiary of DPC Acquisition Corp.

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

         On April 13, 1998 the company amended and restated the Senior Credit Facility, which increased the Term Loan Facility borrowings by $10.0 million to $41.8 million, and provided a new Purchase Money Facility of $7.0 million to be drawn at a future date. Additional changes include: (i) reduction of interest rate margins, (ii) extension of final maturity, (iii) reduction of quarterly installment amounts, and (iv) revised schedule of financial covenants.

         Mandatory repayments under the Term Loan Facility, as amended, include the $2.5 million payment made June 30, 1998, and a $.5 million payment on March 31, 1999. Quarter-end payments increase to $2.5 million for June through December 1999, and increase to $3.4 million for March 2000 through June 2001. The $10.9 million balance is due September 30, 2001. Availability under the Purchase Money Facility decreases by $2.5 million September 30, 1998 and December 31, 1998; any remaining balance must be repaid by March 31, 1999. Substantially all of the Company's assets are pledged under the Senior Credit Facility.

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

                                                                     1995
                                PREDECESSOR    SUCCESSOR           COMBINED                           SUCCESSOR
                               -------------  ------------  --------------------     -------------------------------------------
                                NINE MONTH    THREE MONTH       TWELVE MONTH
                               PERIOD ENDED   PERIOD ENDED      PERIOD ENDED              YEAR ENDED            YEAR ENDED
                               SEPTEMBER 30,  DECEMBER 31,      DECEMBER 31,             DECEMBER 31,          DECEMBER 31,
                                   1995           1995              1995                     1996                  1997
                               -------------  ------------  --------------------     --------------------   --------------------

Net sales ....................   303,633         114,958    $418,591      100.0%    $513,217      100.0%    $564,741       100.0%
Cost of goods sold ...........   247,394          97,184     344,578       82.3      446,776       87.1      482,896        85.5
                                --------        --------    --------   --------     --------   --------     --------    --------
Gross profit .................    56,239          17,774      74,013       17.7       66,441       12.9       81,845        14.5

Operating expenses:
Promotion and distribution ...    17,675           6,484      24,159        5.8       26,480        5.2       31,876         5.6
Selling, general and
  administrative .............     8,558           3,677      12,235        2.9       15,050        2.9       17,985         3.2
Unusual item .................     9,440             --        9,440        2.3          --         --           --          --
                                --------        --------    --------   --------     --------   --------     --------    --------
Income from operations .......    20,566           7,613      28,179        6.7       24,911        4.8       31,984         5.7
Interest expense, net ........     3,611           5,806       9,417        2.2       22,471        4.4       22,463         4.0
Non-recurring finance charge..       --              --          --         --         4,815        0.9          --          --
Equity in earnings of joint
  venture ....................       --              --          --         --           --         --          (186)       (0.0)
Other expense, net ...........        (8)             29          21        0.0          (2)        0.0           84         0.0
                                --------        --------    --------   --------     --------   --------     --------    --------
Income before taxes ..........    16,963           1,778      18,741        4.5       (2,373)      (0.5)       9,623         1.7
Income tax expense (benefit)..       217             754         971        0.2         (855)      (0.2)       3,389         0.6
                                --------        --------    --------   --------     --------   --------     --------    --------

Net income (loss) (1) ........  $ 16,746        $  1,024    $ 17,770        4.3%    $ (1,518)      (0.3)%   $  6,234         1.1%
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

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         The following table sets forth the Company's net sales for each sales component and gross profit for the years ended December 31, 1997 and December 31, 1996:



                                       YEAR ENDED      YEAR ENDED
                                      DECEMBER 31,    DECEMBER 31,         %
                                          1996            1997           CHANGE
                                      --------------------------------------------
Net sales:                                            (DOLLARS IN
                                                        MILLIONS)
    Pet food ......................   $      480.8    $      524.7             9.1%
    Non-manufactured products .....           24.3            32.7            34.6
    Engineering products ..........            8.1             7.3            (9.9)
                                      ------------    ------------    ------------
                  Total ...........   $      513.2    $      564.7            10.0%
                                      ============    ============    ============
Gross profit ......................   $       66.4    $       81.8            23.2%

         Net Sales. Net sales for 1997 increased 10.0% to $564.7 million from $513.2 million in 1996. Pet food net sales increased 9.1% to $524.7 million for 1997 from $480.8 million in 1996. Of this amount, approximately 4.3% was due to increases in tons sold, and the balance was principally the result of price increases implemented in late 1996 to mitigate increases in raw material costs that occurred throughout 1996. Net sales of non-manufactured products increased 34.6% to $32.7 million for 1997 from $24.3 million in 1996 due to distribution of additional products. Engineering products net sales decreased 9.9% to $7.3 million for 1997 from $8.1 million in 1996 due to the focusing of the Company's efforts on its projects at Everson, Pennsylvania, Washington Court House, Ohio and Miami, Oklahoma.

         Gross profit. Gross profit for 1997 increased 23.2% to $81.8 million from $66.4 million in 1996. Of this amount, 16.8% represents improvements in pet food margins due to the aforementioned price increases and some reduction in the cost of certain raw materials in the latter part of 1997. The balance of the gross profit improvement is largely due to the additional non-manufactured products. Gross profit increased as a percentage of net sales to 14.5% for 1997 from 12.9% in 1996.

         Operating expenses. Operating expenses for 1997 increased to $49.9 million (8.8% of net sales) from $41.5 million (8.1% of net sales) in 1996. Promotion and distribution expenses increased to $31.9 million for 1997 from $26.5 million in 1996 due to increases in sales promotions, volume incentive discounts and brokerage costs resulting from increased pet food tons sold. Selling, general and administrative expenses increased to $18.0 million for 1997 from $15.1 million in 1996 due to (i) increases in salaries and related fringe benefits associated with annual wage increases, additional personnel, and increased bonuses due to improved performance; (ii) increases in property taxes on new and expanded facilities; and (iii) increases in expenses associated with the installation of new information systems.

         Income from operations. Income from operations for 1997 increased 29.1% to $32.0 million from $24.9 million in 1996. Income from operations as a percentage of net sales increased to 5.7% for 1997 from 4.8% in 1996, due to improved pet food margins and additional non-manufactured products sales.

         Interest expense. Interest expense, net remained unchanged at $22.5 million for 1997 and 1996. Interest expense reductions resulting from payments on the Term Loan Facility were largely offset by additional interest expense on proceeds from the Industrial Development Bonds that were used to finance the construction of the new Miami, Oklahoma facility. Interest expense as a percentage of net sales decreased to 4.0% from 4.4% in 1996.

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

Year Ended December 31, 1996 Compared to Combined Twelve Month Period Ended December 31, 1995

         The following table sets forth the Company's net sales for each sales component and gross profit for the year ended December 31, 1996 and the combined twelve month period ended December 31, 1995:


                                          COMBINED TWELVE
                                         MONTH PERIOD ENDED         YEAR ENDED                    %
                                         DECEMBER 31, 1995       DECEMBER 31, 1996             CHANGE
                                        --------------------    --------------------    --------------------
                                                                (DOLLARS IN MILLIONS)
Net sales:
         Pet food ...................   $              387.6    $              480.8                    24.0%
         Non-manufactured products ..                   23.2                    24.3                     4.7
         Engineering products .......                    7.7                     8.1                     5.2
                                        --------------------    --------------------    --------------------
                  Total .............   $              418.5    $              513.2                    22.6%
                                        ====================    ====================    ====================
Gross Profit ........................   $               74.0    $               66.4                   (10.3)%


         Net sales. Net sales for 1996 increased 22.6% to $513.2 million from $418.5 million in the twelve month period ended December 31, 1995. Pet food net sales increased 24.0% to $480.8 million for 1996 from $387.6 million in the twelve month period ended December 31, 1995. This increase was primarily due to a 12.0% increase in tons sold, of which 2.2% represented new business, and price increases implemented throughout the year in response to higher raw material costs. Net sales of non-manufactured products increased 4.7% for 1996 to $24.3 million due to distribution of additional items. Engineering net sales increased 5.2% for 1996 to $8.1 million.

         Gross profit. Gross profit for 1996 was negatively impacted by increases in the costs of most raw materials. The cost increases were partially offset by an increase in tons of pet food sold and price increases implemented throughout the year. Gross profit for 1996 was also negatively impacted by $1.9 million due to increased depreciation resulting from the write-up of assets in connection with the Acquisition. Gross profit as a percentage of net sales for the periods declined from 17.7% in 1995 to 12.9% for 1996, primarily due to decreased margins on pet food sales.

         Operating expenses. Operating expenses decreased 9.4% to $41.5 million for 1996 from $45.8 million in the twelve month period ended December 31, 1995. This was due primarily to the nonrecurrence in 1996 of $9.4 million of unusual expenses recorded as of September 30, 1995 in connection with the Acquisition. Promotion and distribution expenses increased to $26.5 million for 1996 from $24.2 million in the twelve month period ended December 31, 1995. This increase was primarily attributable increases in promotions, volume incentive discounts, rebates and brokerage fees resulting from increased pet food tons sold. Selling, general and administrative expenses increased to $15.1 million for 1996 from $12.2 million in the twelve month period ended December 31, 1995, primarily due to additional depreciation and amortization expenses in the amount of $2.6 million incurred in connection with the Acquisition. Operating expenses as a percentage of net sales decreased to 8.1% from 11.0% in the twelve month period ended December 31, 1995.

         Income from operations. Income from operations decreased 11.7%, or $3.3 million, to $24.9 million for 1996 from $28.2 million in the twelve month period ended December 31, 1995. Income from operations as a percentage of net sales decreased to 4.8% for 1996 from 6.7% in the twelve month period ended December 31, 1995, primarily as a result of lower pet food margins and increased depreciation and amortization expense.

         Nonrecurring charge. In the year ended December 31, 1996, $4.8 million in nonrecurring interim debt financing costs were written off concurrent with the issuance of the Shares.

         Interest expense. Interest expense net increased to $22.5 million for 1996 from $9.4 million in the twelve month period ended December 31, 1995 due to the debt incurred to finance the Acquisition.

         Net income. Net income (loss) decreased to $(1.5) million for 1996 from $17.8 million in the twelve month period ended December 31, 1995, as a result of lower pet food margins, increased interest, depreciation and amortization expenses and nonrecurring financing fees.

INFLATION AND CHANGES IN PRICES

         The Company's financial results depend to a large extent on the cost of raw materials and packaging and the ability of the Company to pass along to its customers increases in these costs. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices have resulted from changes in supply and demand, general economic conditions and other factors. In the event of any increases in raw materials costs, the Company may be required to increase sales prices for its products in order to avoid margin deterioration. There can be no assurance as to the timing or extent of the Company's ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by the Company may affect the volumes of future shipments. Although the Company manages the price risk created by market fluctuations by hedging portions of its primary commodity product purchases, there can be no assurance that the Company's results of operations will not be exposed to volatility in the commodity markets. See "-- Overview" and "Business -- Raw Materials and Packaging."

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total or other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt SFAS 130 in the fiscal year ending December 31, 1998.

YEAR 2000

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "year 2000" issue and is developing an implementation plan to resolve the issue. The year 2000 issue results from computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the year 2000 issue will not pose significant internal operational problems for the Company's computer systems, as so modified and converted, and that modifications and conversions will not be significant to the Company's financial results; however, there can be no assurance that the Company will identify all such year 2000 problems in its other computer systems or those of its customers, vendors and resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DOANE PRODUCTS COMPANY


                                       By /s/ Douglas J. Cahill
                                          --------------------------------------
                                          Douglas J. Cahill
                                          President and
                                          Chief Executive Officer

                                       Date   August 4, 1998
                                            ------------------------------------

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Douglas J. Cahill
   -----------------------------------------------
   Douglas J. Cahill
   President and
   Chief Executive Officer

Date August 4, 1998
     ---------------------------------------------


By /s/ Thomas R. Heidenthal
   -----------------------------------------------
   Thomas R. Heidenthal
   Senior Vice President, Chief Financial Officer
   and Principal Accounting Officer

Date August 4, 1998
     ---------------------------------------------


By /s/ George B. Kelly
   -----------------------------------------------
   George B. Kelly
   Chairman of the Board

Date August 4, 1998
     ---------------------------------------------


By /s/ Bob L. Robinson
   -----------------------------------------------
   Bob L. Robinson
   Director

Date August 4, 1998
     ---------------------------------------------

By /s/ Peter T. Grauer
   -----------------------------------------------
   Peter T. Grauer
   Director

Date August 4, 1998
     ---------------------------------------------



By /s/ Andrew H. Rush
   -----------------------------------------------
   Andrew H. Rush
   Director

Date August 4, 1998
     ---------------------------------------------



By /s/ Jeffrey C. Walker
   -----------------------------------------------
   Jeffrey C. Walker
   Director

Date August 4, 1998
     ---------------------------------------------



By /s/ M. Walid Mansur
   -----------------------------------------------
   M. Walid Mansur
   Director

Date August 4, 1998
     ---------------------------------------------


By /s/ Ray Chung
   -----------------------------------------------
   Ray Chung
   Director

Date August 4, 1998
     ---------------------------------------------


By /s/ Stephen C. Sherrill
   -----------------------------------------------
   Stephen C. Sherrill
   Director

Date August 4, 1998
     ---------------------------------------------

                          DOANE PRODUCTS COMPANY
                          AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

                          (WITH INDEPENDENT AUDITORS'
                          REPORT THEREON)

                                   (Amended)

                          Independent Auditors' Report


Board of Directors
Doane Products Company:


When the transaction referred to in Note _ of the Notes to Financial Statements has been consummated, we will be in a position to render the following report.





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




                                        KPMG PEAT MARWICK LLP






Houston, Texas
February 13, 1998, except as to
Note _, which is as of ______________.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                            Successor
                                                                          -------------------------------------------
                                                                                 December 31,               March 31
                                                                            1996             1997             1998
                                                                          ---------        ---------        ---------
                                                                                                           (unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                                                 $    -           $     -          $     -
Trade accounts receivable, net of allowances                                 68,279           66,369           59,703
Inventories                                                                  30,737           32,426           33,048
Prepaid expenses and other assets                                             7,368            3,550            4,863
                                                                          ---------        ---------        ---------
    Total Current Assets                                                    106,384          102,345           97,614

Property, plant, and equipment, net                                          93,083           99,994          101,337
Goodwill, net of amortization                                               126,068          122,882          122,068
Other assets, net                                                            12,758           12,963           12,709
                                                                          ---------        ---------        ---------
    Total Assets                                                          $ 338,293       $  338,184        $ 333,728
                                                                          =========        =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Current installments of long-term debt                                    $  10,417       $   11,667        $  11,667
Accounts payable                                                             51,303           42,422           32,886
Accrued liabilities                                                          18,541           22,611           15,859
                                                                          ---------        ---------        ---------
    Total current liabilities                                                80,261           76,700           60,412


Long-term debt, excluding current installments                              196,186          188,743          195,286
Post-retirement benefit liability                                             4,030            4,081            4,065
Deferred income tax liability                                                   409            4,169            5,945
                                                                          ---------        ---------        ---------
    Total liabilities                                                       280,886          273,693          265,708


Senior exchangeable preferred stock, 3,000 shares
 authorized, 1,200 shares issued                                             24,160           30,545           32,277

Stockholder's equity:
Common stock, par value $.01, Authorized and
   issued 1000 shares                                                           -                -                -
Additional paid-in capital                                                   40,825           41,675           41,925
Accumulated deficit                                                          (7,578)          (7,729)          (6,182)
                                                                          ---------        ---------        ---------
    Total stockholders' equity                                               33,247           33,946           35,743
                                                                          ---------        ---------        ---------

    Total liabilities and stockholders' equity                            $ 338,293        $ 338,184        $ 333,728
                                                                          =========        =========        =========


See accompanying notes to consolidated financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

              For the years ending December 31, 1995, 1996 and 1997 and the three month periods ended March 31, 1998 and 1997 (unaudited)


                                                Predecessor                                  Successor
                                               --------------        ----------------------------------------------------------
                                                 Nine month           Three month
                                                period ended          period ended           Year ended            Year ended
                                                September 30,         December 31,          December 31,          December 31,
                                                    1995                  1995                  1996                  1997
                                               --------------        --------------        --------------        --------------
Net sales                                      $      303,633        $      114,958        $      513,217        $      564,741
Cost of goods sold                                    247,394                97,184               446,776               482,896
                                               --------------        --------------        --------------        --------------
Gross profit                                           56,239                17,774                66,441                81,845
Operating expenses:
    Promotion and distribution                         17,675                 6,484                26,480                31,876
    Selling, general and administrative                 8,558                 3,677                15,050                17,985
    Unusual item                                        9,440                    --                    --                    --
                                               --------------        --------------        --------------        --------------
        Income from operations                         20,566                 7,613                24,911                31,984
Interest expense, net                                   3,611                 5,806                22,471                22,463
Non-recurring finance charge                               --                    --                 4,815                    --
Equity in earnings of joint venture                        --                    --                    --                  (186)
Other expense, net                                         (8)                   29                    (2)                   84
                                               --------------        --------------        --------------        --------------
        Income before taxes                            16,963                 1,778                (2,373)                9,623
Income tax expense (benefit)                              217                   754                  (855)                3,389
                                               --------------        --------------        --------------        --------------
        Net income (loss)                      $       16,746        $        1,024        $       (1,518)       $        6,234
                                               ==============        ==============        ==============        ==============

Net income (loss) applicable to
    common stock                                           --        $         (314)       $       (7,264)       $         (151)

Basic net income (loss) per common share                   --        $         (314)       $       (7,264)       $         (151)

Pro forma earnings data (unaudited)

Net income as reported                         $       16,746

Pro forma adjustment for federal
    and state income tax expense                        5,861
                                               --------------
Pro forma net income                           $       10,885
                                               ==============
Pro forma basic net income per
    common share                               $          189
                                               ==============        ==============        ==============        ==============
Weighted average shares outstanding                    57,500                 1,000                 1,000                 1,000
                                               ==============        ==============        ==============        ==============

                                                         THREE MONTHS
                                                         PERIOD ENDED
                                                           MARCH 31,
                                               ------------------------------
                                                  1997                1998
                                               ----------         -----------
                                                        (unaudited)
Net sales                                      $  141,741         $  144,497
Cost of goods sold                                122,725            119,967
                                               ----------         ----------
Gross profit                                       19,016             24,530
Operating expenses:
    Promotion and distribution                      7,881              8,434
    Selling, general and administrative             3,966              5,650
    Unusual item                                       --                 --
                                               ----------         ----------
        Income from operations                      7,169             10,446
Interest expense, net                               5,672              5,422
Non-recurring finance charge                           --                 --
Equity in earnings of joint venture                    --                (27)
Other expense, net                                    (62)                (4)
                                               ----------         ----------
        Income before taxes                         1,559              5,055
Income tax expense (benefit)                          564              1,776
                                               ----------         ----------
        Net income (loss)                      $      995         $    3,279
                                               ==========         ==========

Net income (loss) applicable to
    common stock                               $     (547)        $    1,547

Basic net income (loss) per common share       $     (547)        $    1,547

Pro forma earnings data (unaudited)

Net income as reported

Pro forma adjustment for federal
    and state income tax expense

Pro forma net income

Pro forma basic net income per
    common share

Weighted average shares outstanding
                                                   1,000              1,000
                                              ==========         ==========

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

              For the years ending December 31, 1995, 1996 and 1997 And three months ended March 31, 1997 and 1998 (Unaudited)



                                                       Predecessor                             Successor
                                                       -----------     ------------------------------------------------------------
                                                                                                                      Three month
                                                        Nine month      Three month                                   period ended
                                                      period ended    period ended    Year ended    Year ended         March 31,
                                                      September 30,    December 31,   December 31,  December 31,   ----------------
                                                           1995            1995           1996          1997        1997     1998
                                                       -----------     -----------    -----------   -----------    ------  --------
Cash flows from operating activities:
    Net income (loss)                                  $    16,746     $     1,024    $    (1,518)  $     6,234    $  995  $ 3,279
    Items not requiring (providing) cash:
       Depreciation and amortization                         3,694           2,359         15,972        12,141     2,882    3,215
       Accrued deferred compensation                           (93)             23            282            51        35      (16)
       Loss on sale of property and equipment                   10              --             26           115        37        3
       Deferred income tax expense (benefit)                    --           1,102           (855)        3,389       583    1,776
       Equity in foreign joint venture                          --              --             --          (186)      (90)     (27)
       Changes in:
         Accounts receivable                                 1,800          (7,620)       (21,176)        1,910     6,986    6,666
         Inventories                                        (2,424)         (2,954)        (3,141)       (1,689)    2,975     (622)
         Prepaid expenses and other                           (498)           (571)        (5,479)        3,818     4,744   (1,313)
         Accounts payable                                  (11,526)          4,084         32,155        (8,881)  (19,126)  (9,536)
         Accrued expenses                                    5,245           7,034          2,317         4,070    (7,469)  (6,752)
         Other                                                  --          (1,770)            --            --       611       36
                                                       -----------     -----------    -----------   -----------  --------  -------

               Net cash provided by operating
                    activities                              12,954           2,711         18,583        20,972    (6,837)   3,363
                                                       -----------     -----------    -----------   -----------  --------  -------

Cash flows from investing activities:
    Proceeds from sale of property and equipment               571              --             26            39         1       --
    Capital expenditures, including interest
      capitalized                                           (4,224)         (1,297)        (7,901)      (14,437)   (5,712)  (3,355)
    Acquisition related payments                                --        (207,961)        (1,087)           --        --       --
    Increase in cash value of life insurance                   (24)            (88)          (112)         (324)       (9)      (7)
    Investment in foreign joint venture                         --              --         (1,979)           --        --       --
    Other                                                       --              --           (436)         (439)     (232)     (68)
                                                       -----------     -----------    -----------   -----------   --------  ------

               Net cash used in investing activities        (3,677)       (209,346)       (11,489)      (15,161)   (5,952)   3,430
                                                       -----------     -----------    -----------   -----------   -------  -------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                (7,225)        204,348        163,136         5,698     1,668       --
    Increase in debt issuance costs                             --              --         (5,909)         (468)       --       --
    Retirement of prior indebtedness                            --         (46,013)            --            --        --       --
    Net borrowings under short-term credit agreements          595          (6,800)            --            --        --       --
    Net borrowings under revolving credit agreement             --              --          1,475        (1,475)   13,725    9,465
    Principal payments on long-term debt                      (786)         (4,400)      (167,746)      (10,416)   (2,604)  (2,922)
    Dividends paid                                         (13,152)             --             --            --        --       --
    Issuance of preferred stock                                 --          17,075             --            --        --       --
    Capital contribution                                        --          40,425            400           850        --      250
                                                       -----------     -----------    -----------   -----------   -------  -------

               Net cash provided by (used in)
                   financing activities                    (20,568)        204,635         (8,644)       (5,811)   12,789    6,793
                                                       -----------     -----------    -----------   -----------   -------  -------

               Decrease in cash and
                   cash equivalents                        (11,291)         (2,000)        (1,550)           --        --       --

Cash and cash equivalents, beginning of period              14,841           3,550          1,550            --        --       --
                                                       -----------     -----------    -----------   -----------   -------  -------

Cash and cash equivalents, end of period               $     3,550     $     1,550    $        --   $        --   $    --  $    --
                                                       ===========     ===========    ===========   ===========   =======  =======


See accompanying notes to financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

              For the years ending December 31, 1997, 1996 and 1995
               and three months ended March 31, 1998 (unaudited)



                                                                                Predecessor
                                -------------------------------------------------------------------------------------------------
                                     Common stock                              Treasury Stock
                                ------------------------     Paid-in      -------------------------      Retained
                                  Shares        Amount       capital        Shares         Amount        earnings         Total
                                ----------    ----------    ----------    ----------     ----------     ----------     ----------
Balances, December 31, 1994        100,000    $       50    $       --    $  (42,500)    $  (34,000)    $   65,709     $   31,759

Net income                              --            --            --            --             --         16,746         16,746

Dividends declared                      --            --            --            --             --        (13,152)       (13,152)
                                ----------    ----------    ----------    ----------     ----------     ----------     ----------

Balances, September 30, 1995       100,000    $       50    $       --    $  (42,500)    $  (34,000)    $   69,303     $   35,353
                                ==========    ==========    ==========    ==========     ==========     ==========     ==========

                                                                             Successor
                                    ----------------------------------------------------------------------------------------------

Beginning balances, October 1, 1995          --    $        --  $        --          --    $        --   $        --   $        --

Capital contribution                      1,000             --       40,425          --             --            --        40,425

Net income                                   --             --           --          --             --         1,024         1,024

Preferred stock dividends                    --             --           --          --             --        (1,069)       (1,069)

Accretion of preferred stock                 --             --           --          --             --          (269)         (269)
                                    -----------    -----------  ----------- -----------    -----------   -----------   -----------

Balances, December 31, 1995               1,000             --       40,425          --             --          (314)       40,111

Capital contribution                         --             --          400          --             --            --           400

Net loss                                     --             --           --          --             --        (1,518)       (1,518)

Preferred stock dividends                    --             --           --          --             --        (4,670)       (4,670)

Accretion of preferred stock                 --             --           --          --             --        (1,076)       (1,076)
                                    -----------    -----------  ----------- -----------    -----------   -----------   -----------

Balances, December 31, 1996               1,000             --       40,825          --             --        (7,578)       33,247

Capital contribution                         --             --          850          --             --            --           850

Net income                                   --             --           --          --             --         6,234         6,234

Preferred stock dividends                    --             --           --          --             --        (5,308)       (5,308)

Accretion of preferred stock                 --             --           --          --             --        (1,077)       (1,077)
                                    -----------    -----------  ----------- -----------    -----------   -----------   -----------

Balances, December 31, 1997               1,000             --       41,675          --             --        (7,729)       33,946

Capital contribution (unaudited)             --             --          250          --             --            --           250

Net income (unaudited)                       --             --           --          --             --         3,279         3,279

Preferred stock dividends
  (unaudited)                                --             --           --          --             --        (1,463)       (1,463)

Accretion of preferred stock
  (unaudited)                                --             --           --          --             --          (269)         (269)
                                    -----------    -----------  ----------- -----------    -----------   -----------   -----------

Balances, March 31, 1998
  (unaudited)                             1,000    $        --  $    41,925          --    $        --   $    (6,182)  $    35,743
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

  (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS


        The Company manufactures dry pet foods and operates a machine shop and a structural steel fabrication plant. The Company extends unsecured credit in the form of current accounts receivable, principally to large distributors and retailers throughout the United States, with credit extended to one customer approximating 70%, 65% and 66% of accounts receivable at December 31, 1996 and 1997, and March 31, 1998 (unaudited), respectively.


        PRINCIPLES OF CONSOLIDATION


        In November 1996, the Company formed a UK holding company, DPC International, Ltd., a wholly-owned subsidiary of Doane Products Company, to account for its 50% investment in a foreign joint venture. The Company is accounting for its investment under the equity method of accounting. The accompanying consolidated financial statements for December 31, 1996 and 1997, and March 31, 1998 (unaudited), include the accounts of Doane and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated.


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

                                                                     (Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


        GOODWILL

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the Acquisition and is being amortized by the straight-line method over 40 years. The Company's policy is to periodically evaluate such cost to determine whether there has been any impairment in value. Accumulated amortization was $4,046, $7,300 and $8,113 at December 31, 1996 and 1997, and March 31, 1998 (unaudited), respectively.

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

        Deferred losses on these outstanding contracts were $5,398, $917 and $1,400 at December 31, 1996 and 1997, and March 31, 1998 (unaudited), respectively.

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

  (3)   INVENTORIES

        Inventories consisted of the following:


                                                                December 31,
                                                            --------------------   March 31,
                                                              1996         1997       1998
                                                            -------      -------   ---------
                                                                                  (unaudited)
              Raw materials                                 $ 7,268      $ 8,449    $ 7,888
              Packaging materials                            10,609       10,735     11,225
              Finished goods                                 12,860       13,242     13,935
                                                            -------      -------    --------
                                                            $30,737      $32,426    $33,048
                                                            =======      =======    ========


                                                                     (Continued)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:



                                                        December 31,
                                                 -------------------------       March 31,
                                                   1996             1997            1998
                                                 ---------       ---------       ---------
                                                                                (unaudited)
     Land                                        $   3,987       $   4,037       $   4,037
     Buildings and improvements                     25,395          29,439          29,463
     Machinery and equipment                        65,377          76,442          77,301
     Furniture and fixtures                          1,932           2,536           2,636
     Automotive equipment                            1,000           1,016           1,078
     Construction in progress                        3,504           1,972           4,277
                                                 ---------       ---------       ---------
                                                   101,195         115,442         118,792
     Less accumulated depreciation                   8,112          15,448          17,455
                                                 ---------       ---------       ---------
                                                 $  93,083       $  99,994       $ 101,337
                                                 =========       =========       =========






(5)  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:



                                                        December 31,
                                                 -------------------------       March 31,
                                                   1996               1997          1998
                                                 ---------       ---------       ---------
                                                                                (unaudited)
     Salaries and commissions                    $   3,223       $   4,714       $   4,105
     Accrued interest                                6,379           6,223           1,780
     Rebates and other promotions                    7,510           9,064           7,452
     Other                                           1,429           2,610           2,522
                                                 ---------       ---------       ---------
                                                 $  18,541       $  22,611       $  15,859
                                                 =========       =========       =========

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  (6)   LONG-TERM DEBT

        Long-term debt consisted of the following:



                                                   December 31,
                                              --------------------    March 31,
                                                1996        1997         1998
                                              --------    --------    ---------
                                                                     (unaudited)
    Senior Credit Facility                    $ 46,603    $ 34,712    $ 41,255
    Senior Notes                               160,000     160,000     160,000
    Industrial Development Revenue Bonds
       (net of reserve funds)                       --       5,698       5,698
                                              --------    --------    --------
                                               206,603     200,410     206,953
    Less current maturities                     10,417      11,667      11,667
                                              --------    --------    --------
                                              $196,186    $188,743    $195,286
                                              ========    ========    ========


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



        The Term Loan Facility matures on September 30, 2000 and is due in quarterly installments in increasing amounts, ranging from $2,100 to $3,700, commencing September 30, 1996. The Senior Credit Facility provides for mandatory prepayments of the Term Loan Facility based on certain performance targets as well as proceeds of asset sales which are subject to certain permitted exceptions. The Revolving Credit Facility matures on September 30, 2000. Prior to the amendment of the Senior Credit Facility as discussed below, the Company was required to reduce borrowings under the Revolving Credit to $10,000 or less for 30 consecutive days during the fiscal years ended September 30, 1996 and 1997, and to $7,500 or less for 30 consecutive days during each fiscal year ended September 30 thereafter.



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

        Effective April 13, 1998, the Company amended its senior credit facility pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Amended Senior Credit Facility"). Under the Amended Senior Credit Facility funding was increased under the "Term Loan Facility" from the outstanding balance of $31,795 to $41,794 and a new $7,000 purchase money facility was created, which may be drawn upon at a later time. The "Revolving Credit Facility" remains at $25,000. The term of the Amended Senior Credit Facility has been extended from September 30, 2000 to September 30, 2001. Concurrent with the extension of the term of the facility, the amortization of the Term Loan Facility has been extended and quarterly principal payments reduced, initially from $2,917 to $2,500.

        The Company has the option to draw funds at either a Base Rate of LIBOR Rate plus an Applicable Margin, which margin is determined from a pricing grid predicated upon the ratio of Consolidated Total Debt to Consolidated EBITDA. In general the LIBOR margins have decreased by .375% and the Base Rate margins have decreased by .5%.

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

        Aggregate annual maturities of long-term debt at December 31, 1997 and March 31, 1998 were:

                                    December 31, 1997       March 31, 1998
                                    -----------------       --------------
                                                              (unaudited)
        1998                           $   11,667               $11,667
        1999                               11,667
        2000                               11,378
        Thereafter                        165,698

   (7)  SENIOR EXCHANGEABLE PREFERRED STOCK

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


        Dividends on the Senior Exchangeable Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Exchangeable Preferred Stock accrete to the liquidation value of the Senior Exchangeable Preferred Stock and, at the option of the holders of a majority of the shares of Senior Exchangeable Preferred Stock, may be paid through the issuance of additional shares of Senior Exchangeable Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends on the Senior Exchangeable Preferred Stock in cash for any period prior to September 30, 2000. Cumulative dividends on Senior Exchangeable Preferred Stock that have not been paid at December 31, 1996 and 1997, and March 31, 1998 (unaudited), are $5,739, $11,047 and $12,510, respectively and are included in the carrying amount of the Senior Exchangeable Preferred Stock. As of December 31, 1997, and March 31, 1998 (unaudited), the cumulative accretion to redemption value and cumulative dividends on the Senior Exchangeable Preferred Stock are $2,422 and $2,691, respectively and $11,047 and $12,510, respectively.


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

                                                                      Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



   (8)  MAJOR CUSTOMER

        For the nine months ended September 30, 1995, one customer accounted for approximately 65% of the Predecessor Company's total revenue. For the three months ended December 31, 1995 and the years ended December 31, 1996 and 1997, and the three months ended March 31, 1998, the same customer accounted for approximately 65%, 63%, 61% and ___%, respectively, of the Successor Company's total revenue. The
        Company does not have a long-term contract with this customer.


  (9)   INCOME TAXES

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

        At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $27,000 which are available to offset future taxable income, if any, through 2011.

  (10)  EMPLOYEE BENEFIT PLANS

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

   (11) DEFERRED COMPENSATION AGREEMENTS AND
        SALARY CONTINUATION PLAN

        The Company has deferred compensation agreements with two individuals which provide, upon retirement, annual payments to be paid over ten consecutive years. The liability is approximately $1,190, $1,150, and $______ at December 31, 1996 and 1997 and March 31, 1998 (unaudited), respectively.

        The Company also has a salary continuation plan in which there were twenty-three and twenty-two participants at December 31, 1996 and 1997, respectively. Participants in the plan, who reach age fifty-five and have ten years of service with the Company, become vested as to benefits which are payable in ten equal annual installments after retirement. The Company has recorded an expected future liability equal to the present value of future payments under this plan. The liability is approximately $1,343, $1,362, and $_____ at December 31, 1996 and 1997 and March 31,
        1998 (unaudited),  respectively.

                                                                     (Continued)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 (12)   ADDITIONAL CASH FLOW INFORMATION

        The following is additional cash flow information for the nine month period ended September 30, 1995, for the three month period ended December 31, 1995, and for the years ended December 31, 1996 and 1997.


                                            Predecessor                                  Successor
                                   --------------------------     ------------------------------------------------------
                                    Nine month    Three month                                          Three month
                                   period ended   period ended     Year ended    Year ended            period ended
                                   September 30,  December 31,    December 31,   December 31,            March 31,
                                       1995           1995            1996           1997           1997          1998
                                   -----------    -----------     -----------    -----------    ----------     ---------
        Additional cash payment
        information:

        Interest paid (net of
        amounts
        capitalized)               $     5,114    $       192     $    21,028    $    21,924    $       --    $    9,572

        Income taxes paid
                  (refunded)               302            (51)            351             --            --            --


 (13)   COMMITMENTS AND CONTINGENCIES

        The Company is party, in the ordinary course of business, to certain claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the financial condition or results of operations of the Company.

 (14)   QUARTERLY FINANCIAL DATA (UNAUDITED)


                               First          Second         Third          Fourth
     1997                     Quarter        Quarter        Quarter         Quarter
    ------                   ----------     ----------     ----------     ----------
Net sales                    $  141,741     $  137,215     $  132,445     $  153,340
Gross margins                    19,016         18,885         20,623         23,321
Net income                          995            481          1,905          2,853


                               First          Second         Third          Fourth
     1996                     Quarter        Quarter        Quarter         Quarter
    ------                   ----------     ----------     ----------     ----------
Net sales                    $  122,000     $  116,132     $  127,256     $  147,829
Gross margins                    18,247         15,416         14,508         18,270
Net income (loss)                (1,650)          (236)          (609)           977


 (15)   SUBSEQUENT EVENTS

        Ipes Iberica, S.A. Acquisition

        On April 17, 1998 the Company purchased 100% of the outstanding stock of Ipes Iberica, S.A. ("Ipes") for $28.3 million. Ipes is a private label pet food manufacturer located in Spain with 1997 net sales of $21.1 million. The transaction was financed through a $20.9 million non recourse facility provided by the HSBC Investment Bank, Plc. in Spain, and $7.4 million from the Company's Senior Credit Facility.