Form 10-Q/A
period 1998-03-31
DOANE PRODUCTS CO
filed 1998-08-06
CIK 1002211

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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


Item 6.           Exhibits and Reports on Form 8-K

                                                       PART II

                                                  OTHER INFORMATION



Signatures...................................................................................................9




                                       (i)

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           MARCH 31       DECEMBER 31
                                                                             1998            1997
                                                                          ---------       ---------
                                                                         (unaudited)
                                                  ASSETS
Current assets:
   Accounts receivable, net of allowances                                 $  59,703       $  66,369
   Inventories                                                               33,048          32,426
   Prepaid expenses and other assets                                          4,863           3,550
                                                                          ---------       ---------
                          Total current assets                               97,614         102,345

Property, plant and equipment, net                                          101,337          99,994
Goodwill, net of amortization                                               122,068         122,882
Other assets, net                                                            12,709          12,963
                                                                          ---------       ---------
                          Total assets                                    $ 333,728       $ 338,184
                                                                          =========       =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                                 $  11,667       $  11,667
   Accounts payable                                                          32,886          42,422
   Accrued liabilities                                                       15,859          22,611
                                                                          ---------       ---------
                          Total current liabilities                          60,412          76,700

Long-term debt, excluding current installments                              195,286         188,743
Post retirement benefit liability                                             4,065           4,081
Deferred income tax liability                                                 5,945           4,169
                                                                          ---------       ---------

                                                                            265,708         273,693
                                                                          ---------       ---------

 Senior exchangeable preferred stock, 3,000 shares authorized,
   1,200 shares issued                                                       32,277          30,545
                                                                          ---------       ---------

Stockholders' equity:
     Common stock, par value $.01 authorized and issued 1,000 shares             --              --
     Additional paid in capital                                              41,925          41,675
     Retained earnings (deficit)                                             (6,182)         (7,729)
                                                                          ---------       ---------
                          Total Stockholders' equity                         35,743          33,946
                                                                          ---------       ---------
                          Total liabilities and stockholders' equity      $ 333,728       $ 338,184
                                                                          =========       =========


          See accompanying notes to consolidated financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS
                                                             PERIOD ENDED
                                                               MARCH 31,
                                                   ------------------------------
                                                       1998               1997
                                                   -----------         ----------

Net sales                                          $  144,497          $  141,741
Cost of goods sold                                    119,967             122,725
                                                   ----------          ----------
Gross profit                                           24,530              19,016

Operating expenses:
Promotion and distribution                              8,434               7,881
Selling, general and administrative                     5,650               3,966
                                                   ----------          ----------
Income from operations                                 10,446               7,169

Interest expense, net                                   5,422               5,672
Equity in earnings of joint venture                       (27)                 --
Other expense, net                                         (4)                (62)
                                                   ----------          ----------
Income (loss) before taxes                              5,055               1,559
Income tax expense                                      1,776                 564
                                                   ----------          ----------

Net income                                         $    3,279          $      995
                                                   ==========          ==========

Net income (loss) applicable
  to common stock                                  $    1,547          $     (547)

Basic net income (loss)
  per common share                                 $    1,547          $     (547)

Weighted average shares outstanding                     1,000               1,000
                                                   ==========          ==========




          See accompanying notes to consolidated financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    THREE MONTH
                                                                                PERIOD ENDED MARCH 31,
                                                                             1998                 1997
                                                                        --------------       ----------------
                                                                           (unaudited)         (unaudited)
Cash flows from operating activities:
    Net income                                                         $         3,279       $           995

Items not requiring cash:
    Depreciation and amortization                                                2,918                 2,601
    Amortization of deferred debt issuance costs                                   297                   281
    Deferred tax expense                                                         1,776                   583
    Deferred commodity credit                                                       --                   521
    Other                                                                          (76)                   72
Changes in working capital components                                          (11,557)              (11,890)
                                                                       ---------------       ---------------

        Net cash used in operating activities                                   (3,363)               (6,837)
                                                                       ---------------       ---------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                    --                     1
    Capital expenditures, including interest capitalized                        (3,355)               (5,711)
    Increase in debt issuance costs                                                 --                   (91)
    Other                                                                          (75)                 (151)
                                                                       ---------------       ---------------

        Net cash used in investing activities                                   (3,430)               (5,952)
                                                                       ---------------       ---------------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement                              9,465                13,725
    Proceeds from issuance of long-term debt                                        --                 1,668
    Principal payments on long-term debt                                        (2,922)               (2,604)
    Contributed Capital                                                            250                    --
                                                                       ---------------       ---------------

        Net cash provided by financing activities                                6,793                12,789
                                                                       ---------------       ---------------

        Increase in cash and cash equivalents                                       --                    --
Cash and cash equivalents, beginning of period                                      --                    --
                                                                       ---------------       ---------------

Cash and cash equivalents, end of period                               $            --       $            --
                                                                       ===============       ===============


          See accompanying notes to consolidated financial statements.

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (Unaudited)
1.   Basis of Presentation

The interim consolidated financial statements of Doane Products Company (the "Company"), included herein, have not been audited by the Company's independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. Operating results for the prior year periods include certain reclassifications to conform with the current year presentation. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

The Company's interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 (including related exhibits), and the Company's Amendment No. 1 on Form S-3 to Form S-1 Registration Statement (File No. 33-98110) relating to the issuance of $160,000 principal amount of the Company's 10 5/8% Senior Notes due 2006 (the "Senior Notes").

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

                      DOANE PRODUCTS COMPANY AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

The following table sets forth, for the periods indicated, the percentage which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items compared to the indicated prior period.

                                                               Three months ended March 31,
                                                        1998                               1997                  % Change
                                                  -----------------                  -----------------           --------
                                                                  (Dollars in thousands)
Net sales                                         $144,497    100.0%                 $141,741    100.0%               1.9%
Cost of goods sold                                 119,967     83.0                   122,725     86.6               (2.2)
                                                  --------  -------                  --------  -------
Gross profit                                        24,530     17.0                    19,016     13.4               29.0
Operating expenses:
Promotion and distribution                           8,434      5.8                     7,881      5.5                7.0
Selling, general and administrative                  5,650      3.9                     3,966      2.8               42.5
                                                  --------  -------                  --------  -------
 Income from operations                             10,446      7.3                     7,169      5.1                46.1

Interest expense, net                                5,422      3.8                     5,672      4.0                (4.4)
Equity in earnings of joint venture                    (27)    (0.0)                      -        -                  -
Other expense, net                                      (4)    (0.0)                      (62)    (0.0)              (93.5)
                                                  --------  -------                  --------  -------
Income before taxes                                  5,055      3.5                     1,559      1.1               224.2
Income tax expense                                   1,776      1.2                       564      0.4               214.9
                                                  --------  -------                  --------  -------
 Net income                                       $  3,279      2.3%                 $    995      0.7%              229.5%
                                                  ========  =======                  ========  =======               =====

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997

     Net Sales. Net sales for the three months ended March 31, 1998 increased 1.9% to $144.5 million from $141.7 million in the same period in 1997. Pet food net sales increased 3.2% to $136.0 million for the three months ended March 31, 1998 from $131.8 million in the same period in 1997. Volume increases resulted in a 5.0% revenue increase, which was reduced by price declines of 1.9% primarily for cost plus contracts.

     Gross profit. Gross profit for the three month period ended March 31, 1998 increased 29.0% to $24.5 million from $19.0 million in the same period in 1997. Of this increase, approximately 23.8% resulted from improvements in pet food margins due to reductions in certain raw material costs, and approximately 4.1% was due to the volume gains described above. The remaining 1.1% was a result of non pet food products.

     Promotion and distribution expense. Promotion and distribution expense increased 7.0% to $8.4 million for the three months ended March 31, 1998 from $7.9 million in the same period in 1997. Such increase was due to expenses resulting from increases in variable sales promotions, incentive discounts, and brokerage costs on volume gains.

     Selling, general and administrative expense. Selling, general and administrative expense increased 42.4% to $5.7 million for the three months ended March 31, 1998 from $4.0 million in the same period in 1997 primarily as a result of increases in (i) salaries and related fringe benefits, (ii) professional fees and (iii) amortization and depreciation.

Income from operations. Income from operations for the three months ended March 31, 1998 increased 46.1% to $10.4 million from $7.2 million in the same period in 1997. Income from operations as a percent of net sales increased to 7.3% for the three months ended March 31, 1998 from 5.1% in the same period in 1997 due to improved pet food margins and volume gains.

     Interest expense. Interest expense decreased to $5.4 million for the three months ended March 31, 1998 from $5.7 million in the same period in 1997 primarily due to an overall reduction in borrowings under the Doane Credit Facility.

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

Net cash provided by financing activities for the three month period ended March 31, 1998 decreased by $6.0 million from the same period ended in 1997 and was the direct result of improvements in net income and reductions in capital expansion programs previously noted.

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

                                    PART II

                               OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOANE PRODUCTS COMPANY



August 6, 1998                          By  /s/ THOMAS R. HEIDENTHAL
                                            ------------------------------------
                                            Thomas R. Heidenthal
                                            Senior Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
   27.1        Financial Data Schedule