Form 10-Q
period 1998-06-30
DOANE PET CARE CO
filed 1998-08-14
CIK 1002211

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to
                                                   ------    ------



                         COMMISSION FILE NUMBER 0-27818



                             DOANE PRODUCTS COMPANY
             (Exact name of Registrant as specified in its charter)



                DELAWARE                                  43-1350515
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                   Identification No.)


       103 POWELL COURT, SUITE 200
          BRENTWOOD, TENNESSEE                                37027
(Address of principal executive offices)                    (Zip Code)


                                 (615) 373-7774
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


         As of August 1, 1998, the Registrant had outstanding 1,000 shares of Common Stock.


===============================================================================

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION


                                                                                                          PAGE

Item 1.           Financial Statements.......................................................................1

                  Consolidated Balance Sheets - June 30, 1998 and December 31, 1997..........................1

                  Consolidated Statements of Income - three months and six
                  months ended June 30, 1998 and June 30, 1997...............................................2

                  Consolidated Statements of Cash Flow - six months ended
                  June 30, 1998 and June 30, 1997............................................................3

                  Notes to Consolidated Financial Statements.................................................4


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................7




                                                       PART II

                                                  OTHER INFORMATION


Item 5.           Other Information.........................................................................11


Item 6.           Exhibits and Report on Form 8-K...........................................................13



Signatures..................................................................................................14





                                       (i)

                     DOANE PRODUCTS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     JUNE 30     DECEMBER 31
                                                                                      1998           1997
                                                                                    ---------    -----------
                                                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $   2,430      $      --
   Trade and other accounts receivable, net                                            63,047         66,369
   Inventories                                                                         33,907         32,426
   Prepaid expenses and other assets                                                    4,809          3,550
                                                                                    ---------      ---------
                          Total current assets                                        104,193        102,345

Property and equipment, net                                                           117,802         99,994

Goodwill, net                                                                         134,967        122,882
Other assets, net                                                                      13,323         12,963
                                                                                    ---------      ---------
                          Total assets                                              $ 370,285      $ 338,184
                                                                                    =========      =========

LIABILITIES AND STOCKHOLDER EQUITY
   Current liabilities:
   Current installments of long-term debt                                           $   4,208      $  11,667
   Accounts payable                                                                    34,929         42,422
   Accrued liabilities                                                                 23,677         22,611
                                                                                    ---------      ---------
                          Total current liabilities                                    62,814         76,700

Long-term debt, excluding current installments                                        224,053        188,743
Post retirement benefit liability                                                       4,060          4,081
Deferred income tax liability                                                           7,809          4,169
                                                                                    ---------      ---------
                                                                                      298,736        273,693
                                                                                    ---------      ---------
 Senior exchangeable preferred stock, 3,000 shares authorized,
   1,200 shares issued                                                                 34,060         30,545
                                                                                    ---------      ---------

Stockholder equity:
     Common stock, par value $.01, authorized and issued 1,000 shares                      --             --
     Additional paid in capital                                                        42,740         41,675
     Accumulated other comprehensive income                                               (69)            --
     Retained earnings (deficit)                                                       (5,182)        (7,729)
                                                                                    ---------      ---------
                          Total stockholder equity                                     37,489         33,946
                                                                                    ---------      ---------
                          Total liabilities and stockholder equity                  $ 370,285      $ 338,184
                                                                                    =========      =========


          See accompanying notes to consolidated financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               THREE MONTH PERIOD ENDED       SIX MONTH PERIOD ENDED
                                                       JUNE 30,                      JUNE   30,
                                               ------------------------     -------------------------
                                                  1998          1997            1998          1997
                                               (unaudited)  (unaudited)     (unaudited)   (unaudited)

Net sales                                      $ 141,413      $ 137,215      $ 285,910      $ 278,956
Cost of goods sold                               116,075        118,330        236,042        241,055
                                               ---------      ---------      ---------      ---------
   Gross profit                                   25,338         18,885         49,868         37,901

Operating expenses:
   Promotion and distribution                      8,982          8,157         17,416         16,038
   Selling, general and administrative             6,325          4,239         11,975          8,205
                                               ---------      ---------      ---------      ---------
     Income from operations                       10,031          6,489         20,477         13,658

  Interest expense, net                           (5,725)        (5,674)       (11,147)       (11,346)
  Equity in earnings of joint venture                  2            117             29            117
  Other income (expense), net                         90           (178)            94           (116)
                                               ---------      ---------      ---------      ---------
Income before taxes                                4,398            754          9,453          2,313
Income tax expense                                 1,615            273          3,391            837
                                               ---------      ---------      ---------      ---------

 Net income                                    $   2,783      $     481      $   6,062      $   1,476
                                               =========      =========      =========      =========

Net income (loss) applicable
  to common stock                              $   1,000      $  (1,107)     $   2,547      $  (1,654)

Basic net income (loss)
  Per common share                             $   1,000      $  (1,107)     $   2,547      $  (1,654)

Weighted average shares outstanding                1,000          1,000          1,000          1,000
                                               =========      =========      =========      =========



                 See accompanying notes to financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                 SIX  MONTH  PERIOD ENDED
                                                                         JUNE 30,
                                                                      1998        1997
                                                                   (unaudited) (unaudited)
Cash flows from operating activities:
    Net income                                                      $  6,062      $  1,476

Items not requiring cash:
    Depreciation and amortization                                      6,453         5,232
    Amortization of deferred debt issuance costs                         586           574
    Deferred tax expense                                               3,080           857
    Other                                                                 (7)           82
Changes in working capital components                                 (6,329)       (1,961)
                                                                    --------      --------

        Net cash provided by operating activities                      9,845         6,260
                                                                    --------      --------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                          44            24
    Capital expenditures, including interest capitalized              (8,000)      (10,304)
    Increase in debt issuance costs                                       --          (465)
    Payment for acquisition of business, net of cash acquired        (26,190)           --
    Other                                                               (226)         (235)
                                                                    --------      --------

        Net cash used in investing activities                        (34,372)      (10,980)
                                                                    --------      --------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement                       --         6,025
    Proceeds from issuance of long-term debt                          31,321         3,053
    Principal payments on long-term debt                              (5,424)       (5,208)
    Contributed Capital                                                1,065           850
                                                                    --------      --------

        Net cash provided by financing activities                     26,962         4,720
                                                                    --------      --------

Effect of exchange rate changes on cash                                   (5)           --
                                                                    --------      --------
Increase in cash and cash equivalents                                  2,430            --
Cash and cash equivalents, beginning of period                            --            --
                                                                    --------      --------

Cash and cash equivalents, end of period                            $  2,430      $     --
                                                                    ========      ========



          See accompanying notes to consolidated financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (Unaudited)

1.   Basis of Presentation

The interim consolidated financial statements of Doane Products Company (the "Company"), included herein, have not been audited by the Company's independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. Operating results for the prior year periods include certain reclassifications to conform with the current year presentation. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended by a Form 10-K/A filed by the Company on August 6, 1998 (collectively, the "1997 10-K").

The Company's interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 10-K (including related exhibits), and the Company's Amendment No. 1 on Form S-3 to Form S-1 Registration Statement (File No. 33-98110) relating to the issuance of $160,000 principal amount of the Company's 10 5/8% Senior Notes due 2006 (the "Senior Notes").

2.   Inventories

     The composition of inventories at the balance sheet dates was as follows:


                                          JUNE 30, 1998           DECEMBER 31, 1997
                                          -------------           -----------------
                                            (unaudited)
        Raw materials ..................     $ 7,882                   $ 8,449

        Packaging materials ............      11,633                    10,735

        Finished goods .................      14,392                    13,242
                                             -------                   -------
                                             $33,907                   $32,426
                                             =======                   =======


3.   Long Term Debt

On April 13, 1998, the Company amended its senior credit facility pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Senior Credit Facility"). Under the Senior Credit Facility funding was increased under the "Term Loan Facility" from the outstanding balance of $31,795 to $41,794 and a new $7,000 purchase money facility was created, which may be drawn upon at a later time. The "Revolving Credit Facility" remains at $25,000. The term of the Senior Credit Facility has been extended from September 30, 2000 to September 30, 2001. Concurrent with the extension of the term of the facility, the amortization of the Term Loan Facility has been extended and quarterly principal payments reduced, initially from $2,917 to $2,500.

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

4.   Adoption of Accounting Standards

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments, notes receivable from employee stock ownership plans, deferred gains (losses) on hedging activities, and unrealized gains (losses) on marketable securities classified as available-for-sale. The Company's total comprehensive earnings which consist of foreign currency translation adjustments are as follows for the periods presented.



                                                                SIX MONTHS ENDED
                                                         JUNE 30, 1998    JUNE  30, 1997
                                                         -------------    --------------
                                                          (unaudited)       (unaudited)

        Net income (loss) applicable to common stock ..    $ 2,547            $(1,654)
        Other comprehensive income (loss) .............        (44)                --
                                                           -------            -------
        Total comprehensive income (loss) .............    $ 2,503            $(1,654)
                                                           =======            =======


5.   Business Acquisition

On April 17, 1998, the Company purchased 100% of the outstanding stock of Ipes Iberica, S.A. ("Ipes") for $26,190 (net of cash purchased of $1,900) and the assumption of indebtedness of $1,900. Ipes is a private label pet food manufacturer located in Spain with 1997 net sales of $21,100. The Company financed the Ipes acquisition through non recourse borrowings in Spain for $21,300 of the purchase price and borrowings under the Company's Senior Credit Facility for the remainder.

The transaction was accounted for under the purchase method of accounting. Accordingly, acquired assets and assumed liabilities were recorded at their estimated fair values, which resulted in goodwill of approximately $13.8 million, which is being amortized over 40 years.

Had the acquisitions taken place on January 1, 1997, the Company's unaudited pro forma net sales, income before income taxes, and net income for the six months ended June 30, 1998 and 1997, respectively, would have been as follows:



                                                                             SIX MONTHS ENDED
                                                            JUNE 30, 1998                       JUNE 30, 1997
                                                            -------------                       -------------
                                                             (unaudited)                         (unaudited)
     Net Sales .....................................           $ 291,978                           $289,139
     Income before income taxes.....................              10,452                              3,878
     Net Income.....................................               6,711                              2,493



6.    Subsequent Events

On August 3, 1998, the Company's parent, DPC Acquisition Corp. ("DPCAC"), acquired Windy Hill Pet Food Holdings, Inc., the parent company of Windy Hill Pet Food Company, Inc. ("Windy Hill"), for approximately 1.6 million shares of common stock of DPCAC and the assumption of approximately $181,600 of indebtedness. See Part II, Item 5 - Other information.

On July 24, 1998, the $9,000 Oklahoma Development Finance Authority, Industrial Development Revenue

Bonds, Series 1998 (Doane Products Company Clinton, Oklahoma Project) (the "Bonds") were issued by the Oklahoma Development Finance Authority. The net proceeds of the issuance were loaned to the Company to finance the Company's acquisition and construction of a new dry pet food manufacturing facility in Clinton, Oklahoma. The Bonds bear interest at the rate of 6.25%, and accrued interest is payable on each of January 15 and July 15, commencing January 15, 1999. The Bonds are subject to mandatory redemption prior to maturity, in part, at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on July 15 of each year from 2018 through 2023. The Bonds are general obligations of the Company and rank on parity in right of payment with all other senior indebtedness of the Company. The Bonds are secured by the Clinton, Oklahoma manufacturing facility and certain related equipment.

The above-referenced Bonds were purchased by the Company's wholly-owned subsidiary, DPC Funding Corp. DPC Funding Corp. will attempt to sell the Bonds after information regarding the merger of the Company and Windy Hill, and the associated refinancing of such companies, becomes publicly available. See Part II, Item 5 (b) "Registration Statement Filings".

7.   Capital Contributions

The Company received capital contributions of $1,065 from DPCAC, its parent company, during the six month period ended June 30, 1998.

8.   Commitments and Contingencies

The Company is party, in the ordinary course of business, to certain claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the financial condition or results of operations of the Company.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended by a Form 10-K/A filed by the Company on August 6, 1998 (collectively, the "1997 10-K").

The following table sets forth, for the periods indicated, the percentage which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items compared to the indicated prior period.



                                           Three months ended June 30,
                                -------------------------------------------
                                                                                   %
                                       1998                     1997             Change
                                ------------------       ------------------     -------
                                           (Dollars in millions)
Net Sales                       $141.4       100.0%      $137.2      100.0%        3.1%
Cost of Sales                    116.1        82.1        118.3       86.2        (1.9)
                                ------      ------       ------     ------
Gross Profit                      25.3        17.9         18.9       13.8        33.9
Operating Expenses:
Promotion and distribution         9.0         6.4          8.2        6.0         9.8
Selling, general
  and administrative               6.3         4.5          4.2        3.1        50.0
                                ------      ------       ------     ------
Income from operations            10.0         7.0          6.5        4.7        53.8
Interest expense, net              5.7         4.0          5.7        4.1          --
Equity in earnings of
  joint venture                                 --           --         --          --
Other (income) expense, net       (0.1)       (0.1)          --         --          --
                                ------      ------       ------     ------
Income before taxes                4.4         3.1          0.8        0.6       450.0
Income tax expense                 1.6         1.1          0.3        0.2       433.3
                                ------      ------       ------     ------
Net Income                      $  2.8         2.0%      $  0.5        0.4%      460.0%
                                ======      ======       ======     ======

                                          Six months ended June 30,
                                -------------------------------------------
                                                                                   %
                                       1998                     1997             Change
                                ------------------       ------------------     -------
                                            (Dollars in millions)
Net Sales                       $285.9       100.0%     $279.0       100.0%         2.5%
Cost of Sales                    236.0        82.5       241.1        86.4         (2.1)
                                ------      ------      ------      ------
Gross Profit                      49.9        17.5        37.9        13.6         31.7
Operating Expenses:
Promotion and distribution        17.4         6.1        16.0         5.8          8.7
Selling, general
  and administrative              12.0         4.2         8.2         2.9         46.3
                                ------      ------      ------      ------
Income from operations            20.5         7.2        13.7         4.9         49.6
Interest expense, net             11.1         3.9        11.4         4.1         (1.8)
Equity in earnings of
  joint venture                     --          --        (0.1)         --
Other (income) expense, net       (0.1)         --         0.1          --       (200.0)
                                ------      ------      ------      ------
Income before taxes                9.5         3.3         2.3         0.8        313.0
Income tax expense                 3.4         1.2         0.8         0.3        325.0
                                ------      ------      ------      ------
Net Income                      $  6.1         2.1%     $  1.5         0.5%       306.7%
                                ======      ======      ======      ======



RESULTS OF OPERATIONS

Net sales. Net sales for the three month period ended June 30, 1998 increased 3.1% to $141.4 million from $137.2 million in the same period in 1997. The increase includes $5.2 million of sales attributable to the acquisition of Ipes in April 1998 (as defined below in "Liquidity and Capital Resources"). Pet food net sales, other than Ipes, increased 1.3% to $128.3 million from $126.6 million. Volume increases of 2.9% were offset by price declines of 1.6% attributable to raw material cost decreases for cost plus contracts. Net sales for the six month period ended June 30, 1998 increased 2.5% to $285.9 million from $279.0 million in the same period in 1997. Pet food net sales, other than the $5.2 million Ipes sales, increased 2.2% to $264.2 million from $258.5 for the same period in 1997. Volume increases of 4.0% were offset by price declines of 1.8% attributable to raw material cost decreases for cost plus contracts.

Gross profit. Gross profit for the three month period ended June 30, 1998 increased 33.9% to $25.3 million from $18.9 million in the same period in 1997. Of this, approximately 26.2% resulted from improvements in pet food margins due to reductions in certain raw material costs, and approximately 2.4% was due to increased pet food tons sold. The Ipes acquisition added an additional 4.8% gross profit increase for the three month period ended June 30, 1998. Gross profit for the six month period ended June 30, 1998 increased 31.7% to $49.9 million from $37.9 million in the same period in 1997. Of this, approximately 25.7% resulted from improvements in pet food margins due to reductions in certain raw material costs, and approximately 3.4% was due to increased pet food tons sold.

Promotion and distribution expenses. Promotion and distribution expenses increased 9.8% to $9.0 million for the three month period ended June 30, 1998 from $8.2 million in the same period in 1997. Promotion and distribution expenses increased 8.7% to $17.4 million for the six month period ended June 30, 1998 from $16.0 million in the same period in 1997. The increases for both periods result from increases in variable sales promotions, incentive discounts, and brokerage costs on increased pet food tons sold.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 50.0% to $6.3 million for the three month period ended June 30, 1998 from $4.2 million in the same period in 1997. Selling, general and administrative expenses increased 46.3% to $12.0 million for the six month period ended June 30, 1998 from $8.2 million in the same period in 1997. The increases for both periods result from increases in (i) salaries and related fringe benefits, (ii) professional fees and (iii) amortization and depreciation.

Income from operations. Income from operations for the three month period ended June 30, 1998 increased 53.8% to $10.0 million (7.0% of net sales) from $6.5 million (4.7% of net sales) in the same period in 1997. Income from operations for the six month period ended June 30, 1998 increased 49.6% to $20.5 million (7.2% of net sales) from $13.7 million (4.9% of net sales) in the same period in 1997. Increases in both periods were principally due to improved pet food margins and increased pet food tons sold. The Ipes acquisition increased income from operations 4.8% for the three month period ended June 30, 1998 and 2.3% for the six month period ended June 30, 1998.

Interest expense, net. Net interest expense for the three month periods ended June 30, 1998 and 1997 remained unchanged at $5.7 million. Reductions in interest expense due to a decrease in rates and an overall reduction in the Senior Credit Facility from year to year were offset by additional interest expense in 1998 for debt incurred in connection with the Ipes acquisition. Net interest expense for the six month period ended June 30, 1998 decreased to $11.1 million from $11.4 million in the same period in 1997 primarily due to an overall reduction in borrowings under the Senior Credit Facility.

Net income. Net income for the three month period ended June 30, 1998 increased to $2.8 million from $.5 million in the same period in 1997. Net income for the six month period ended June 30, 1998 increased to $6.1 million from $1.5 million in the same period in 1997. Increases in both periods were principally due to improved pet food margins and increased pet food tons sold.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9.8 million and $6.3 million for the six month periods ended June 30, 1998 and 1997, respectively. The increase is primarily due to an increase in net income before non cash charges of $8.0 million, which was offset by an increase of $4.4 million in working capital components. The Company had working capital of $41.4 million at June 30, 1998.

Net cash used in investing activities, before the payments for acquisition of business, for the six month period ended June 30, 1998 was $8.2 million, which was $2.8 million lower than the same period in 1997. This reduction was due to expenditures for the 1997 capital expansion programs that exceeded the capital expansion programs in the first and second quarters of 1998. The 1998 capital expansion programs included the purchase of a building in Clinton, Oklahoma (in March 1998), which will be refurbished to manufacture dry pet food, and warehouse expansion projects at two existing facilities. Payments for acquisition of business is due to the purchase on April 17, 1998 of 100% of the outstanding stock of Ipes Iberica, S.A. ("Ipes") for approximately $26.2 million (net of cash purchased of $1.9 million) and the assumption of indebtedness of $1.9 million. Ipes is a private label pet food manufacturer located in Spain, with 1997 net sales of $21.1 million. The Company financed the Ipes acquisition through non-recourse borrowings in Spain for $21.3 million of the purchase price and borrowings under the Company's Senior Credit Facility for the remainder.

Net cash provided by financing activities for the six month period ended June 30, 1998 increased to $27.0 million from $4.7 million in the same period in 1997. This increase was principally due to borrowings to finance the acquisition of Ipes.

At June 30, 1998, the Company had borrowing capacity in the amount of $23.9 million under the Revolving Credit Facility, which was net of $1.1 million for outstanding letters of credit. Long term debt outstanding at June 30, 1998 consisted of $160.0 million Senior Notes, the Term Loan Facility in the amount of $39.3 million, $23.3 million debt in Spain, and Industrial Revenue Bonds in the net amount of $5.7 million.

It is expected that existing manufacturing facilities will not be sufficient to meet the Company's anticipated volume growth. The Company has continued to examine alternatives for expanding its business either through construction of additional manufacturing capacity or acquisition of manufacturing assets. Such potential acquisitions could include acquisitions of operating companies. The Company intends to finance such expansions or acquisitions with borrowings under the existing or expanded credit facilities, or the issuance of additional equity. See Part II, Item 5 (b) "Registration Statement Filings".

On April 13, 1998, the Company amended and restated the Senior Credit Facility, which increased the Term Loan Facility borrowings by $10.0 million, and provided a new Purchase Money Facility of $7.0 million to be drawn at a future date. Additional changes include; (i) reduction of interest rate margins, (ii) extension of final maturity, (iii) reduction of quarterly installment amounts, and (iv) revised schedule of financial covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The Company will adopt SFAS 133 beginning in fiscal 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

YEAR 2000

The Company has conducted a comprehensive review of its computer software to identify the systems that could be affected by the "year 2000" issue. The year 2000 issue results from computer programs being written using two digits (rather than four) to define the applicable year. As a result, certain of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This calculation could result in a major system failure or miscalculations.

On a combined basis, the Company and Windy Hill ("Combined Company") have made an assessment of year 2000 compliance and reviewed its business application software which resulted in plans to either replace or upgrade all essential business software at an estimated cost of $3.5 million. See Part II, Item 5 (a) "Acquisition and Windy Hill Change of Control". The Combined Company is currently reviewing its administrative hardware and software (networks, communications and security systems) and the software related to manufacturing equipment. The Combined Company has implemented a program to confirm year 2000 compliance with all third parties with which the Combined Company has material relationships.

As of June 30, 1998, the Combined Company has incurred costs of approximately $2.0 million in connection with year 2000 compliance. The Combined Company intends to complete its year 2000 compliance projects by July 1999. Management believes that a failure to complete its year 2000 compliance, or a failure by parties with whom the Combined Company has material relationships to complete year 2000 compliance by such date, could have a material adverse effect on the Company's financial condition and results of operations. The Combined Company believes that it can provide the resources necessary to ensure year 2000 compliance prior to the year 2000. The Combined Company also believes that a sufficient number of suppliers exist if the Combined Company's current suppliers are delayed in their efforts to achieve year 2000 compliance.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21B of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, regarding budgeted capital expenditures, the Company's financial position, and unaudited pro forma financial information are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in the Company's 1997 Form 10-K and under "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 (Registration No. 333-61031). See Part II, Item 5 (b) "Registration Statement Filings". Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for the remainder of 1998 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 5.  Other Information

          (a)      Acquisition and Windy Hill Change of Control

                  On August 3, 1998, the Company's parent, DPCAC, acquired Windy Hill Pet Food Holdings, Inc., the parent company of Windy Hill Pet Food Company, Inc. ("Windy Hill"), for approximately 1.6 million shares of common stock of DPCAC and the assumption of approximately $181.6 million of indebtedness.

                  In addition, the acquisition by DPCAC was a "change of control" under the indenture pursuant to which Windy Hill's outstanding 9 3/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") were issued. Windy Hill is required pursuant to the indenture to offer to purchase the outstanding Senior Subordinated Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase. Windy Hill is required to notify the holders of the outstanding Senior Subordinated Notes within 30 days of the change of control of the right to require the purchase, and of the repurchase date, which must be not later than 60 days from the date such notice is mailed.

                  Based on the change of control, Windy Hill also has the option until May 15, 2002 to redeem the Senior Subordinated Notes at a purchase price of 100% of the principal amount thereof plus a "make-whole" premium and accrued interest to the date of purchase.

          (b)      Registration Statement Filings

                  The Company has filed a Registration Statement on Form S-1 (Registration No. 333-61031) in connection with a proposed offering of its Senior Subordinated Notes due 2008 (the "New Notes"). The Company's parent, DPCAC, has filed a Registration Statement on Form S-1 (Registration No. 333-61027) on behalf of itself and certain selling Stockholders in connection with a proposed concurrent initial public offering of its common stock. The proceeds from the two offerings will be used in part to repurchase the Senior Notes in a tender offer and consent solicitation. The Company and DPCAC are undertaking such offerings in conjunction with a series of concurrent transactions in which the Company and DPCAC are refinancing their capital structures (collectively, the "Refinancing Transactions"). The Refinancing Transactions are intended to provide the Company with a lower overall cost of capital and increase its financial flexibility.

                           The estimated sources of funds for the Refinancing Transactions include:

                                (i) the establishment by the Company of a new $175.0 million credit facility providing for $75.0 million of term loan borrowings and $100.0 million of revolving loan borrowings of which approximately $88.2 million in aggregate principal amount is expected to be drawn at the closing of the Refinancing Transactions;

                                (ii) the issuance and sale by the Company of $125.0 million of New Notes; and

                                (iii)    the issuance and sale by DPCAC of
                                         approximately $150 million of its
                                         common stock.

                           The estimated used of funds for the Refinancing Transactions include:

                                (i) the repayment of approximately $97.0 million in aggregate principal amounts outstanding under the existing credit facilities of the Company and Windy Hill;

                                (ii)     a tender offer and related consent
                                         solicitation for the repurchase of all
                                         of the $160.0 million in principal
                                         amount of the Senior Notes;

                                (iii)    the repayment of all of the $13.3
                                         million outstanding principal amount
                                         and accrued interest of a 10.0%
                                         Subordinated Note of Windy Hill's
                                         parent company;

                                (iv)     the repurchase of all of the
                                         approximately $42.5 million outstanding
                                         in liquidation value of 14.25% Senior
                                         Exchangeable Preferred Stock due 2007
                                         of the Company (the "Preferred Stock");

                                (v)      the payment of approximately $34.2
                                         million in prepayment premiums and
                                         expenses related to the tender offer
                                         for the Senior Notes and the repurchase
                                         of the Preferred Stock; and

                                (vi)     the payment of approximately $16.2
                                         million of underwriting, advisory,
                                         legal and other fees and expenses
                                         related to the Refinancing
                                         Transactions.

                  The consummation of each of the offerings described above is contingent upon the consummation of the other Refinancing Transactions. The consummation of the Refinancing Transactions is also subject to certain conditions precedent. There can be no assurance that the Refinancing Transactions will be consummated.

                  The offerings described above will be made only by means of a prospectus in accordance with the Securities Act of 1933, as amended, which prospectus may be obtained from the Chief Financial Officer of the Company. Registration Statements relating to these securities have been filed with the Securities and Exchange Commission but have not yet become effective. These securities may not be sold nor offers to buy be accepted prior to the time the Registration Statements become effective. The disclosure above shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the securities described above in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

          (c)      New Chief Executive Officer

                  Pursuant to an Early Retirement Agreement and Release effective June 30, 1998, Bob L. Robinson resigned as Chief Executive Officer of the Company. Douglas J. Cahill was named by the Company's Board of Directors to replace Mr. Robinson as the Company's Chief Executive Officer, as well as to continue serving as the Company's President. Mr. Cahill had previously served as the Company's President and Chief Operating Officer.

Item 6.  Exhibits and Reports on Form 8-K

           (a)     Exhibits Index

                      4.1 First Amended and Restated Investors' Agreement dated as of August 3, 1998 among the Company, DPC Acquisition Corp., Summit Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan Investment Holdings, Inc., Baseball Partners, DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ First Esc, L.L.C., Dartford Partnership, L.L.C., Bruckman, Rosser, Sherrill & Co., L.P., PNC Capital Corp., Windy Hill Pet Food Company, L.L.C., and certain other persons named therein (incorporated by reference to Exhibit
                             9.1 to the Company's Registration Statement on Form S-1, Registration No. 333-61031).

                      4.2 Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 13, 1998 among the Company, Mercantile Bank National Association, as agent for the Banks named therein, and the Banks named therein.

                      10.1 Early Retirement Agreement and Release effective as of June 30, 1998 between the Company and Bob L. Robinson (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-6103).

                      27.1   Financial Data Schedule

           (b)     Reports on Form 8-K

                   On June 18, 1998, the Company filed a Current Report on Form 8-K in connection with the execution of an Agreement and Plan of Merger dated June 10, 1998 between the Company, DPCAC, Windy Hill Pet Food Holdings, Inc. and the other parties named therein (the "Merger Agreement"). An amendment to the Form 8-K was filed on August 14, 1998 to reflect the consummation of the merger pursuant to the Merger Agreement, which occurred on August 3, 1998. The amended Form 8-K contains pro-forma financial statements for the Combined Company as of and for the year ended December 31, 1997, and as of and for the three month period ended March 31, 1998.

DOANE PRODUCTS COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DOANE PRODUCTS COMPANY



August 14, 1998                             By   /s/ THOMAS R. HEIDENTHAL
                                               --------------------------------
                                                 Thomas R. Heidenthal
                                                 Senior Vice President and
                                                 Chief Financial Officer


                                            By   /s/ CHARLES W. DUNLEAVY
                                              ---------------------------------
                                                 Charles W. Dunleavy
                                                 Vice President, Finance and
                                                 Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

  4.1 First Amended and Restated Investors' Agreement dated as of August 3, 1998 among the Company, DPC Acquisition Corp., Summit Capital Inc., Summit DPC Partners, L.P., Chase Manhattan Investment Holdings, Inc., Baseball Partners, DLJ Merchant Banking Partners, L.P., DLJ International Partners C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ First Esc, L.L.C., Dartford Partnership, L.L.C., Bruckman, Rosser, Sherrill & Co., L.P., PNC Capital Corp., Windy Hill Pet Food Company, L.L.C., and certain other persons named therein (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1, Registration No. 333-61031).

  4.2 Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 13, 1998 among the Company, Mercantile Bank National Association, as agent for the Banks named therein, and the Banks named therein.

  10.1 Early Retirement Agreement and Release effective as of June 30, 1998 between the Company and Bob L. Robinson (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-61003).

  27.1              Financial Data Schedule