Form 10-Q
period 1998-09-30
DOANE PET CARE CO
filed 1998-11-17
CIK 1002211

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________



                         Commission file number 0-27818
            DOANE PET CARE COMPANY (formerly DOANE PRODUCTS COMPANY)
             (Exact Name of Registrant as Specified in Its Charter)



          Delaware
          --------                                      43-1350515
(State or Other Jurisdiction of                         ----------
  Incorporation or Organization)              (IRS Employer Identification No.)


                               Highwoods Plaza II
                           103 Powell Court, Suite 200
                               Brentwood, TN 37027
           (Address of Principal Executive Office, Including Zip Code)

                                 (615) 373-7774
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                                                              Shares Outstanding
                                                              November 16, 1998

Common stock, $0.01 par value                                        1,000
================================================================================

TABLE OF CONTENTS


                                                       PART I

                                                FINANCIAL INFORMATION

                                                                                                            PAGE

Item 1.         Financial Statements........................................................................3-5

                Consolidated Balance Sheets - September 30, 1998 and December 31, 1997........................3

                Consolidated Statements of Income - three months and nine months ended September 30, 1998 and
                September 30, 1997............................................................................4

                Consolidated Statements of Cash Flow- nine months ended September 30, 1998 and
                September 30, 1997............................................................................5

                Notes to Consolidated Financial Statements..................................................6-9


Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.....10-14




                                                       PART II

                                                  OTHER INFORMATION


Item 6.         Exhibits and Report on Form 8-K..............................................................15



Signatures.......................................................................................................17


                    DOANE PRODUCTS COMPANY AND SUBSIDIARIES.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)





                                                                           September 30,     December 31,
                                                                               1998             1997
                                                                           ------------      ------------
                                                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                             $      3,285      $       --
     Trade and other accounts receivable, net                                    65,332            66,369
     Inventories                                                                 35,148            32,426
     Prepaid expenses and other assets                                           19,008             3,550
                                                                           ------------      ------------
          Total current assets                                                  122,773           102,345

Property and equipment, net                                                     121,388            99,994
Goodwill, net                                                                   135,282           122,882
Other assets, net                                                                13,288            12,963
                                                                           ------------      ------------

          Total assets                                                     $    392,731      $    338,184
                                                                           ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current installments of long-term debt                                $      6,977      $     11,667
     Accounts payable                                                            44,256            42,422
     Accrued liabilities                                                         27,698            22,611
                                                                           ------------      ------------
          Total current liabilities                                              78,931            76,700

Long-term debt, excluding current liabilities                                   229,437           188,743
Post retirement benefit liability                                                 4,091             4,081
Deferred income tax liability                                                     7,540             4,169
                                                                           ------------      ------------
          Total liabilities                                                     319,999           273,693
                                                                           ------------      ------------

Senior exchangeable preferred stock, 10,000,000 shares authorized,
  1,200,000 shares issued                                                        35,898            30,545
                                                                           ------------      ------------

Stockholder's equity:
     Common stock, $0.01 par value; 1,000 shares authorized,                       --                --
     Additional Paid-in capital                                                  43,022            41,675
     Other comprehensive income                                                     472              --
     Accumulated deficit                                                         (6,660)           (7,729)
                                                                           ------------      ------------
          Total stockholder's equity                                             36,834            33,946
                                                                           ------------      ------------

          Total liabilities and stockholder's equity                       $    392,731      $    338,184
                                                                           ============      ============



          See accompanying notes to consolidated financial statements.

                    DOANE PRODUCTS COMPANY AND SUBSIDIARIES.
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                            Three Months Ended             Nine Months Ended
                                                      ----------------------------    -----------------------------
                                                      September 30,   September 30,   September 30,   September 30,
                                                          1998            1997            1998            1997
                                                      -------------   -------------   -------------   -------------

Net sales                                              $  136,246      $  132,444      $  422,157      $  411,399
Cost of goods sold                                        112,045         111,822         348,086         352,877
                                                       ----------      ----------      ----------      ----------
     Gross profit                                          24,201          20,622          74,071          58,522
                                                       ----------      ----------      ----------      ----------

Operating expenses:
     Promotion and distribution                             8,820           7,761          26,236          23,798
     Selling, general and administrative                    5,670           4,300          17,646          12,505
     Non-recurring transition expense                       4,074            --             4,074            --
                                                       ----------      ----------      ----------      ----------
        Income from operations                              5,637           8,561          26,115          22,219

  Interest expense, net                                    (5,510)         (5,572)        (16,614)        (16,973)
  Equity in earnings of joint ventures                       --              --                29             117
  Other income (expense), net                                  64              (4)            118             (65)
                                                       ----------      ----------      ----------      ----------
Income before taxes                                           191           2,985           9,648           5,298
  Income tax expense (benefit)                               (165)          1,080           3,226           1,917
                                                       ----------      ----------      ----------      ----------
Net income                                             $      356      $    1,905      $    6,422      $    3,381
                                                       ==========      ==========      ==========      ==========


Net income (loss) applicable
   to common stock                                     $   (1,482)     $      331      $    1,069      $   (1,323)

Basic net income (loss)
    per common share                                   $   (1,482)     $      331      $    1,069      $   (1,323)

Weighted average shares
   outstanding                                              1,000           1,000           1,000           1,000
                                                       ==========      ==========      ==========      ==========



          See accompanying notes to consolidated financial statements.

                    DOANE PRODUCTS COMPANY AND SUBSIDIARIES.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                              Nine Months Ended
                                                                                   -------------------------------------
                                                                                    September 30,          September 30,
                                                                                        1998                   1997
                                                                                   --------------         --------------
Cash flows from operating activities:
     Net income                                                                    $        6,422         $        3,381
     Adjustments to reconcile net income
      to cash provided by operating activities:
        Depreciation and amortization                                                       9,774                  8,008
        Amortization of deferred debt issuance costs                                          866                    872
        Deferred tax expense                                                                2,871                  1,937
        Other                                                                                (143)                   168
        Changes in working capital components                                              (1,689)                (4,436)
                                                                                   --------------         --------------
Net cash provided by operating activities                                                  18,101                  9,930
                                                                                   --------------         --------------

Cash flows from investing activities:
     Proceeds from the sale of property and equipment                                          72                     25
     Capital expenditures, including interest capitalized                                 (12,779)               (12,933)
     Increase in debt issuance costs                                                         --                     (468)
     Payment for the acquisition of business, net of cash acquired                        (26,190)                     0
     Purchase of Industrial Development Bonds                                              (9,000)                     0
     Other                                                                                   (503)                  (611)
                                                                                   --------------         --------------
Net cash used in investing activities                                                     (48,400)               (13,987)
                                                                                   --------------         --------------

Cash flows from financing activities:
     Net borrowings under revolving credit agreement                                        3,310                  6,100
     Proceeds from issuance of long-term debt                                              34,121                  4,919
     Principal payments on long-term debt                                                  (5,419)                (7,812)
     Contributed capital                                                                    1,347                    850
                                                                                   --------------         --------------
Net cash provided by financing activities                                                  33,359                  4,057
                                                                                   --------------         --------------

Effect of exchange rate changes on cash                                                       225                   --
                                                                                   --------------         --------------

Increase in cash and cash equivalents                                                       3,285                   --

Cash and cash equivalents, beginning of period                                               --                     --
                                                                                   --------------         --------------

Cash and cash equivalents, end of period                                           $        3,285         $         --
                                                                                   ==============         ==============


          See accompanying notes to consolidated financial statements.

                     DOANE PRODUCTS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (Unaudited)

1.   Basis of Presentation

The interim consolidated financial statements of Doane Products Company (the "Company"--name changed to Doane Pet Care Company subsequent to September 30, 1998, see Note 6), included herein, have not been audited by the Company's independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. Operating results for the prior year periods include certain reclassifications to conform to the current year presentation. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended by a Form 10-K/A filed by the Company on August 6, 1998 (collectively, the "1997 10-K").

The Company's interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 10-K (including related exhibits).

2.   Inventories

     The composition of inventories at the balance sheet dates was as follows:


                                                 September 30,         December 31,
                                                     1998                  1997
                                                --------------        --------------
                                                 (unaudited)

Raw materials                                   $        7,839        $        8,449
Packaging materials                                     14,019                10,735
Finished goods                                          13,290                13,242
                                                --------------        --------------
                                                $       35,148        $       32,426
                                                ==============        ==============


3.    Long Term Debt

On April 13, 1998, the Company amended its senior credit facility pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Senior Credit Facility"). Under the Senior Credit Facility funding was increased under the "Term Loan Facility" from the outstanding balance of $31,795 to $41,794 and a new $7,000 purchase money facility was created. The "Revolving Credit Facility" remained at $25,000.

On November 12, 1998 the Company refinanced the Senior Credit Facility, a Windy Hill bridge loan facility, Windy Hill Subordinated Notes and its Senior Notes. See discussion of Subsequent Events -- Note 6 below.

On July 24, 1998, the $9,000 Oklahoma Development Finance Authority, Industrial Development Revenue Bonds, Series 1998 (Doane Products Company Clinton, Oklahoma Project) (the "Bonds") were issued by the Oklahoma Development Finance Authority. The net proceeds of the issuance were loaned to the Company to finance the Company's acquisition and construction of a new dry pet food manufacturing facility in Clinton, Oklahoma. At September 30, 1998 $2,798 had been drawn down by the Company. The Bonds bear interest at the rate of 6.25%, and accrued interest is payable on each of January 15 and July 15, commencing January 15, 1999. The Bonds are subject to mandatory redemption prior to maturity, in part, at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on July 15 of each year from 2018 through 2023. The Bonds are general obligations of the Company and rank on parity in right of payment with all other senior indebtedness of the Company. The Bonds, which approximate fair value, are secured by the Clinton, Oklahoma manufacturing facility and certain related equipment.

The above-referenced Bonds were purchased by the Company's wholly owned subsidiary, DPC Funding Corp., which has changed its name to Doane/Windy Hill Joint Venture Corp. It is anticipated that such entity will attempt to sell the Bonds after information regarding the merger of the Company and Windy Hill Pet Food Holdings, Inc. ("Windy Hill"), and the associated refinancing of such companies, is completed. See Subsequent Events in Note 6 below.

4.   Adoption of Accounting Standards

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments, notes receivable from employee stock ownership plans, deferred gains (losses) on hedging activities, and unrealized gains (losses) on marketable securities classified as available-for-sale. The Company's total comprehensive earnings, which consist of foreign currency translation adjustments, are as follows for the periods presented.



                                                                     Nine months ended           Nine months ended
                                                                     September 30, 1998          September 30, 1997
                                                                    --------------------        --------------------
                                                                        (unaudited)                  (unaudited)

Net income (loss) applicable to common stock                        $              1,069        $             (1,323)
Other comprehensive income                                                           472                        --
                                                                    --------------------        --------------------
Total comprehensive income (loss)                                   $              1,541        $             (1,323)
                                                                    ====================        ====================



5.   Business Acquisition

On April 17, 1998, the Company purchased 100% of the outstanding stock of Ipes Iberica, S.A. ("Ipes") for approximately $26,190 (net of cash purchased of $1,900) and the assumption of indebtedness of $1,900. Ipes is a private label pet food manufacturer located in Spain with 1997 net sales of $21,100. The Company financed the Ipes acquisition through non-recourse borrowings in Spain for $21,300 of the purchase price and borrowings under the Company's Senior Credit Facility for the remainder.

The transaction was accounted for under the purchase method of accounting. Accordingly, acquired assets and assumed liabilities were recorded at their estimated fair values, which resulted in goodwill of approximately $13,800 which is being amortized over 40 years.

Had the acquisition taken place on January 1, 1997, the Company's unaudited pro forma net sales, income before income taxes, and net income for the nine months ended September 30, 1998 and twelve months ended December 31, 1997, respectively, would have been as follows:



                                                                    Nine months ended                    Year ended
                                                                   September 30, 1998                December 31, 1997
                                                                --------------------------        -------------------------
                                                                       (unaudited)                      (unaudited)

Net sales                                                               $ 428,142                        $ 585,837
Income before income taxes                                                 10,068                            8,703
Net income                                                                  6,664                            5,534



6.    Subsequent Events

On August 3, 1998, the Company's parent, DPC Acquisition Corp. ("DPCAC"), acquired Windy Hill Pet Food Holdings, Inc. ("Holdings"), the parent company of Windy Hill Pet Food Company, Inc. ("Windy Hill"), for approximately 1,600 shares of common stock of DPCAC and the assumption of approximately $183,500 of indebtedness.

On November 12, 1998, DPCAC contributed the shares of Windy Hill to the Company and Windy Hill was immediately merged with and into the Company, which subsequently changed its name to Doane Pet Care Company and is the surviving entity after the merger. Concurrent with the merger the Company refinanced its capital structure with a series of transactions (the "Transactions") which included the following:

     o An offer to exchange to certain institutional investors (the "Exchange Offer") its 9 3/4% Senior Subordinated Notes due 2007 (the "Exchange Notes") for the 9 3/4% Senior Subordinated Notes due 2007 of Windy Hill (the "Windy Hill Notes") and a limited amount of the outstanding
         10 5/8% Senior Notes due 2006 of the Company;

     o An offer to purchase (the "Doane Offer to Purchase") for cash all outstanding 10 5/8% Senior Notes due 2006 of the Company (the "Doane Notes");

     o An offer to purchase (the "Change of Control Offer") for cash all outstanding Windy Hill Notes due to a change in control of Windy Hill;

     o Establishment by the Company of a bridge facility (the "Bridge Notes") providing for up to $120,000 of financing for the purchase of Windy Hill Notes pursuant to the Change of Control Offer, of which $47,324 was drawn on October 15, 1998;

     o The establishment by the Company of a new $345,000 credit facility (the "New Credit Facility") providing for $245,000 of term loan borrowings and $100,000 of revolving loan borrowings of which 292,000 in aggregate principal amount was drawn at the closing of the Transactions;

     o Obtaining the consent of the holders of 14.25% Senior Exchangeable Preferred Stock due 2007 of the Company to the merger of Windy Hill into the Company.

The primary uses of the securities issued in and the funds provided by, the Transactions included:

     o   The repurchase of Windy Hill Notes pursuant to the Change of Control
         Offer;

     o   The repurchase of Doane Notes pursuant to the Doane Offer to Purchase;

     o The exchange of Windy Hill Notes and a limited amount of Doane Notes into $150,000 of Exchange Notes pursuant to the Exchange Offer;

     o The repayment of $95,779 in aggregate principal amounts outstanding under the existing credit facilities of the Company and of Windy Hill;

     o The repayment of $47,324 in principal amounts outstanding under the Bridge Notes;

     o The dividend by the Company to DPCAC of $13,449 for the repayment of all of the outstanding principal amount and accrued interest on convertible subordinated promissory notes of Holdings.

     o The repayment of approximately $7,600 in accrued interest on all retired debt;

     o The payment of approximately $33,128 in prepayment premiums related to the Doane Offer to Purchase, the Change of Control Offer and the Exchange Offer;

     o The payment of approximately $8,770 of advisory, legal, consent and other fees and expenses related to the Transactions.


7.   Capital Contributions

The Company received capital contributions of $1,347 from DPCAC, its parent company, during the nine-month period ended September 30, 1998.

8.   Commitments and Contingencies

The Company is party, in the ordinary course of business, to certain claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the financial condition or results of operations of the Company.

On October 30, 1998 the Company initiated a product recall for certain dry dog food manufactured at its Temple, Texas plant. The recall covers dry dog food manufactured at its Temple plant between July 1 and August 31 and does not apply to other plants or the Company's dry cat food, biscuits, treats or canned products.

The recall resulted from reported sickness and death of dogs in the State of Texas. These conditions were attributed to elevated aflatoxins in corn which is an ingredient in dry dog food. Aflatoxins are compounds produced from certain kinds of crop molds which can be caused by extreme weather conditions such as drought and heat. Doane has an extensive corn testing program for the detection of aflatoxins and that program has been intensified since the problems were reported.

The Company maintains insurance against losses from illness or death of animals; however, the cost of the product recall is not covered by insurance. The Company is currently unable to estimate the cost of the recall. However, based on the isolated nature of the incident, it does not believe that the recall will have a material impact on the Company's financial condition or results of operations.

9.    Non-recurring transition expense

Transition related expenses represent non-recurring costs incurred in connection with the merger and integration of Windy Hill with the Company. These costs include compensation for transitional personnel, severance and bonus expense, relocation expenses, recruiting and training expenses, systems conversion and other unique transition expenses.

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

The following table sets forth, for the periods indicated, the percentage, which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items, compared to the indicated prior period.



                                       Three months ended September 30,                Nine months ended September 30,
                                ---------------------------------------------  ---------------------------------------------

                                      1998              1997         % Change        1998               1997        % Change
                                ---------------    ---------------   --------  ---------------    ----------------  --------

Net Sales                       $136.2    100.0%   $132.4    100.0%      2.9%  $422.2    100.0%   $411.4    100.0%      2.6%
Cost of Sales                    112.0     82.2     111.8     84.4       0.2%   348.1     82.4     352.9     85.8      -1.4%
                                ------   ------    ------   ------             ------    ------   ------    ------
Gross Profit                      24.2     17.8      20.6     15.6      17.5%    74.1     17.6      58.5     14.2      26.7%
Operating Expenses:
Promotion and distribution         8.8      6.5       7.7      5.8      14.3%    26.2      6.2      23.8      5.8      10.1%
Selling, general
  and administrative               5.7      4.2       4.3      3.2      32.6%    17.7      4.2      12.5      3.0      41.6%
Non-recurring
  transition expense               4.1      3.0      --       --         0.0%     4.1      1.0      --       --         0.0%
                                ------   ------    ------   ------             ------    ------   ------    ------
Income from operations             5.6      4.1       8.6      6.6     -34.9%    26.1      6.2      22.2      5.4      17.6%
Interest expense, net             (5.5)    (4.0)     (5.6)    (4.2)     -1.8%   (16.6)    (3.9)    (17.0)    (4.1)     -2.4%
Equity in earnings of
  joint venture                   --       --        --       --         0.0%    --       --         0.1     --         0.0%
Other income (expense), net        0.1      0.1      --       --         0.0%     0.1     --        --       --         0.0%
                                ------   ------    ------   ------             ------    ------   ------    ------
Income before taxes                0.2      0.2       3.0      2.4     -93.3%     9.6      2.3       5.3      1.3      81.1%
Income tax expense (benefit)      (0.2)    (0.1)      1.1      0.8    -118.2%     3.2      0.8       1.9      0.5      68.4%
                                ------   ------    ------   ------             ------    ------   ------    ------
Net Income                      $  0.4      0.3%   $  1.9      1.4%    -78.9%  $  6.4      1.5%   $  3.4      0.8%     88.2%
                                ======   ======    ======   ======             ======    ======   ======    ======



                              RESULTS OF OPERATIONS


Net sales. Net sales for the three-month period ended September 30, 1998 increased 2.9% to $136.2 million from $132.4 million in the same period in 1997. The increase includes $5.6 million of sales attributable to the acquisition of Ipes Iberica, S. A. ("Ipes") in April. Pet food net sales, other than Ipes, increased 1.2% to $122.7 million from $121.2 million for the three months ended September 30, 1997. Of this increase, the volume-related increases of 3.8% were offset by price declines of 2.6% attributable to the pass-through of raw material cost decreases to customers. Net sales for the nine-month period ended September 30, 1998 increased 2.6% to $422.2 million from $411.4 million in the same period in 1997. Pet food net sales, other than the $10.8 million Ipes net sales, increased 1.9% to $386.8 million from $379.6 for the same period in 1997. Of this increase, the volume-related increases of 3.9% were offset by price declines of 1.9% attributable to the pass-through of certain raw material cost decreases to customers.

Gross profit. Gross profit for the three-month period ended September 30, 1998 increased 17.5% to $24.2 million from $20.6 million for the same period in 1997. Of this, approximately 9.4% resulted from improvements in pet food margins due to reductions in certain raw material costs, and approximately 5.5% was due to increased pet food tons sold. Gross profit for the nine-month period ended September 30, 1998 increased 26.7% to $74.1 million from $58.5 million for the same period in 1997. Of this, approximately 19.7% resulted from improvements in pet food margins due to reductions in certain raw material costs, and approximately 4.2% was due to increased pet food tons sold.

Promotion and distribution expenses. Promotion and distribution expenses increased 15.6% to $8.8 million for the three-month period ended September 30, 1998 from $7.7 million for the same period in 1997. Promotion and distribution expenses increased 10.1% to $26.2 million for the nine-month period ended September 30, 1998 from $23.8 million for the same period in 1997. The increases for both periods resulted from increases in variable sales promotions, incentive discounts, and brokerage costs on increased pet food tons sold.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 32.6% to $5.7 million for the three-month period ended September 30, 1998 from $4.3 million for the same period in 1997. Selling, general and administrative expenses increased 40.8% to $17.6 million for the nine-month period ended September 30, 1998 from $12.5 million for the same period in 1997. The increases for both periods result from increases in (i) salaries and related fringe benefits, (ii) professional fees and (iii) amortization and depreciation.

Transition related expenses. Transition related expenses represent non-recurring costs incurred in connection with the merger and integration of Windy Hill with the Company (See Notes to Consolidated Financial Statements - 6. Subsequent Events). These costs include compensation for transitional personnel, severance and bonus expense, relocation expenses, recruiting and training expenses, systems conversion and other unique transition expenses.

Income from operations. Income from operations for the three month period ended September 30, 1998 decreased 34.9% to $5.6 million (4.1% of net sales) from $8.6 million (6.5% of net sales) for the same period in 1997. Income from operations, before deducting non-recurring transition expenses, increased by 11.6% for the three-month period ended September 30, 1998 due to improved pet food margins and volume gains. Income from operations for the nine-month period ended September 30, 1998 increased 18.5% to $26.1 million (6.2% of net sales) from $22.2 million (5.4% of net sales) in the same period in 1997. Increases were principally due to improved pet food margins and volume gains, which were offset in part by the increase in transition expenses. The Ipes acquisition increased income from operations 9.7% for the three-month period ended September 30, 1998 and 5.1% for the nine-month period ended September 30, 1998.

Interest expense, net. Net interest expense for the three-month periods ended September 30, 1998 and 1997 remained substantially unchanged at $5.5 million. Reductions in interest expense due to a decrease in rates and an overall reduction in the Senior Credit Facility from year to year were offset by additional interest expense in 1998 for debt incurred in connection with the Ipes acquisition. Net interest expense for the nine-month period ended September 30, 1998 decreased to $16.6 million from $17.0 million in the same period in 1997 primarily due to an overall reduction in borrowings under the Senior Credit Facility.

Net income. Net income for the three-month period ended September 30, 1998 decreased to $0.4 million from $1.9 million in the same period in 1997. The after tax impact of non-recurring transition expenses reduced earnings by $2.6 million offsetting increases due to improved pet food margins and increased pet food tons sold of $1.1 million over the same period in 1997. Net income for the nine-month period ended September 30, 1998 increased to $6.4 million from $3.4 million in the same period in 1997. Increases were principally due to improved pet food margins and increased pet food tons sold.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $18.1 million and $9.9 million for the nine-month periods ended September 30, 1997 and 1998, respectively. The increase is primarily due to an increase in net income before non-cash charges of $5.4 million and a smaller decrease in working capital components compared to the same period in 1997. The Company had working capital of $43.8 million at September 30, 1998.

Net cash used in investing activities for the nine-month period ended September 30, 1998 increased $34.4 million over the same period in 1997 due to $26.2 million in payments for the acquisition of a business and $9.0 million for the purchase of the Industrial Revenue Bonds, series 1998 (Doane Products Company Clinton Project) (the "Bonds"). (See Notes to the Consolidated Financial Statements - 3. Long Term Debt). Payments for acquisition of business is due to the purchase on April 17, 1998 of 100% of the outstanding stock of Ipes for approximately $26.2 million (net of cash purchased of $1.9 million) and the assumption of indebtedness of $1.9 million. Ipes is a private label pet food manufacturer located in Spain, with 1997 net sales of $21.1 million. The Company financed the Ipes acquisition through non-recourse borrowings in Spain for $21.3 million of the purchase price and borrowings under the Company's Senior Credit Facility for the remainder.

Net cash provided by financing activities for the nine-month period ended September 30, 1998 increased to $33.4 million from $4.1 million in the same period in 1997. This increase was principally due to borrowings to finance the acquisition of Ipes and the issuance of the Bonds (See Notes to the Consolidated Financial Statements - 3. Long Term Debt).

At September 30, 1998, the Company had borrowing capacity in the amount of $20.6 million under the Revolving Credit Facility, which was net of $1.1 million for outstanding letters of credit. Long term debt outstanding at September 30, 1998 consisted of $160.0 million Senior Notes, the Term Loan Facility in the amount of $42.6 million, $25.3 million debt in Spain, and Industrial Revenue Bonds in the net amount of $8.5 million.

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

On November 12, 1998 (i) Windy Hill merged into the Company, (ii) the Company changed its name to Doane Pet Care Company, (iii) the Company completed a cash tender offer for its $160,000 10 5/8% Senior Notes due 2006, and its exchange offer with respect to a portion of the Company's Senior Notes and all of the outstanding 9 3/4% Senior Subordinated Notes due 2007 of Windy Hill, which resulted in a new $150,000 9 3/4% Senior Subordinated Notes due 2007, and
(iv) the Company closed on its new senior secured facility with a syndicate of financial institution providing for total commitments of $345,000, $292,000 of which was drawn down at closing.

Recent Accounting Pronouncements. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board ("FASB") in September 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The Company will adopt SFAS 133 beginning in fiscal 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

Year 2000. The Company has conducted a comprehensive review of its computer software to identify the systems that could be affected by the "year 2000" issue. The year 2000 issue results from computer programs being written using two digits (rather than four) to define the applicable year. As a result, certain of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This calculation could result in a major system failure or miscalculations.

The Company has made an assessment of year 2000 compliance and reviewed its business application software which resulted in plans to either replace or upgrade all essential business software at an estimated cost of $3.5 million. The Company is currently reviewing its administrative hardware and software (networks, communications and security systems) and the software related to manufacturing equipment. The Company has implemented a program to confirm year 2000 compliance with all third parties with which the Company has material relationships.

As of September 30, 1998, the Company had incurred costs of approximately $2.4 million in connection with year 2000 compliance. The Company expects to complete its year 2000 compliance projects by July 1999. The failure to complete year 2000 compliance, or a failure by parties with whom the Company has material relationships to complete year 2000 compliance by such date, could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that it will provide the resources necessary to ensure year 2000 compliance prior to the year 2000. The Company also believes that a sufficient number of suppliers exist if the Company's current suppliers are delayed in their efforts to achieve year 2000 compliance.

Commitments and Contingencies. The Company is a party, in the ordinary course of business, to certain claims and litigation-in management's opinion, the resolution of such matters is not expected to have a material impact on the financial condition or results of operations of the Company.

On October 30, 1998 the Company initiated a product recall for certain dry dog food manufactured at its Temple, Texas plant between July 1 and August 3. The recall covers dry dog food manufactured at its Temple plant and does not apply to other plants or the Company's dry cat food, biscuits, treats or canned products.

The recall resulted from reported sickness and death of dogs in the State of Texas. These conditions were attributed to elevated aflatoxins in corn which is an ingredient in dry dog food. Aflatoxins are compounds produced from certain kinds of crop molds which can be caused by extreme weather conditions such as drought and heat. Doane has an extensive corn testing program for the detection of aflatoxins and that program has been intensified since the problems were reported.

The Company maintains insurance against losses from illness or death of animals; however, the cost of the product recall is not covered by insurance. The Company is currently unable to estimate the cost of the product recall. However, based on the isolated nature of the incident, it does not believe that the recall will have a material impact on the Company's financial condition or results of operations.

Euro. Effective January 1, 1999, eleven of the fifteen countries comprising the European Union will begin a transition to a single monetary unit, the "Euro," which is scheduled to be completed by July 1, 2002. The Company is currently considering options to ensure that its European subsidiaries can operate effectively in the Euro. Management does not anticipate that the implementation of this single currency plan will have a material effect on the Company's operation or financial condition. The Company's subsidiaries in Italy and Spain may incur significant costs in conversion of their systems to the Euro prior to the introduction of the Euro on January 1, 1999. The Company is unable to predict whether such costs can be passed on to customers. The customers of these subsidiaries may also begin conducting operations using the Euro prior to the completion of the conversion of the systems of such subsidiaries. Delays in conversion could have a material adverse affect on the results of the operations of these subsidiaries. In addition, the introduction of the Euro may increase competition, as manufacturers in other European countries become able to compete more easily in the Company's markets. Management does not believe that the implementation of the Euro will have a material effect on the Company's operations or financial condition taken as a whole.

Forward-Looking Statements. Certain of the statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21B of the Securities

Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, regarding budgeted capital expenditures, the Company's financial position, the year 2000 and unaudited pro forma financial information are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in the Company's 1997 Form 10-K and under "Risk Factors". Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for the remainder of 1998 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits Index

             27.1 Financial Data Schedule

             99.1 Other Exhibits - Supplemental Financial Statements

     (b) Reports on Form 8-K

         On June 18, 1998, the Company filed a Current Report on Form 8-K in connection with the execution of an Agreement and Plan of Merger dated June 10, 1998 between the Company, DPCAC, Windy Hill Pet Food Holdings, Inc. and the other parties named therein (the "Merger Agreement"). An amendment to the Form 8-K was filed on August 13, 1998 to reflect the consummation of the merger pursuant to the Merger Agreement, which occurred on August 3, 1998. The amended Form 8-K contains pro-forma financial statements for the Combined Company as of and for the year ended December 31, 1997, and as of and for the three month period ended March 31, 1998.

DOANE PRODUCTS COMPANY AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DOANE PRODUCTS COMPANY



         Dated:   November 16, 1998      By: /s/ THOMAS R. HEIDENTHAL
                ---------------------       -----------------------------------
                                             Thomas R. Heidenthal
                                             Senior Vice President
                                             and Chief Financial Officer




         Dated:   November 16, 1998      By: /s/ CHARLES DUNLEAVY
                ---------------------       -----------------------------------
                                             Charles Dunleavy
                                             Vice President - Finance
                                             and Principal Accounting Officer

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER             DESCRIPTION
        ------             -----------


         27.1              Financial Data Schedule

         99.1              Other Exhibits - Supplemental Financial Statements

