Form 10-K405
period 1998-12-31
DOANE PET CARE CO
filed 1999-03-26
CIK 1002211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-27818
                             ---------------------
                             DOANE PET CARE COMPANY
                       (FORMERLY DOANE PRODUCTS COMPANY)
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      43-1350515
       (State or Other Jurisdiction of                         (IRS Employer
        Incorporation or Organization)                      Identification No.)

                               HIGHWOODS PLAZA II
                          103 POWELL COURT, SUITE 200
                              BRENTWOOD, TN 37027
          (Address of Principal Executive Office, Including Zip Code)

                                 (615) 373-7774
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1999, registrant had outstanding 1,000 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submissions of Matters to a Vote of Security-Holders........   10

                                  PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder   10
          Matters.....................................................
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition    13
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures about Market          20
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   20
Item 9.   Changes in and Disagreements with Accountants on Accounting    20
          and Financial Disclosure....................................

                                  PART III

Item 10.  Directors and Executive Officers of the Company.............   21
Item 11.  Executive Compensation......................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and            27
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   30

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    32
          8-K.........................................................
Signatures............................................................   35
Financial Information.........................................Appendix  F-1

ITEM 1 -- BUSINESS

THE COMPANY

     Doane Pet Care Enterprises, Inc., our parent corporation, was formed in 1995 by a group of investors led by Summit Capital, Inc. ("SCI"), DLJ Merchant Banking Partners, L.P. ("DLJMB"), Chase Manhattan Investment Holdings, Inc. ("CMIHI") and certain members of existing management to acquire Doane Pet Care Company ("Doane"), formerly known as Doane Products Company, for an aggregate purchase price of $249.1 million, including existing indebtedness. Doane had previously been a manufacturer of dry pet food for 37 years. Our parent's principal asset and activities are its ownership of our common stock. Our parent corporation has no other operations.

     In April 1998, we acquired IPES IBERICA, S.A. ("IPES") for $26.2 million, net of cash purchased of $1.9 million, and the assumption of indebtedness of $1.9 million. In August 1998, Doane Pet Care Enterprises, Inc. acquired Windy Hill Pet Food Holdings, Inc. and its subsidiaries ("Windy Hill") for approximately 1.6 million shares of its common stock and the assumption of $183.5 million of indebtedness. Windy Hill was a manufacturer of pet food products based in Tennessee. In November 1998, Windy Hill was merged into Doane.

     Windy Hill was formed in February 1995 by a group of investors led by Dartford Partnership, L.L.C. to acquire substantially all of the assets and liabilities of the pet food division of Martha White Foods, Inc. for $21.0 million. In April 1996, Windy Hill acquired the assets and liabilities associated with certain pet food product lines of Heinz Inc. for a purchase price of $52.5 million. In May 1997, Windy Hill acquired Hubbard Milling Company for a net purchase price of $131.1 million. Subsequent to that acquisition, Windy Hill sold the animal feed division of Hubbard for a sales price of approximately $50.0 million, net of taxes. In February 1998, Windy Hill acquired all of the assets of the AGP pet food division of Consolidated Nutrition, L.C. for a purchase price of approximately $12.4 million. In April 1998, Windy Hill acquired certain pet food assets and certain liabilities associated with the NuPet Division of Nulaid Foods, Inc. for a purchase price of approximately $3.1 million. In June 1998, Windy Hill acquired Deep Run Packing Company, Inc. for a net purchase price of approximately $16.4 million.

GENERAL

     We are the largest manufacturer of dry pet food in the United States by volume, producing approximately 26% of the total volumes sold in 1998 on a pro forma basis. Pro forma is defined as if we acquired Windy Hill and its respective acquisitions and IPES on January 1, 1998. We manufacture products for store brands owned by retail customers, also known as private labels, contract manufacture products for national branded pet food companies and produce and sell under regional brands owned by us.

     We manufacture for our customers a full range of pet food products for both dogs and cats, including dry, canned, semi-moist, soft dry, soft treats and dog biscuits. We provide products that meet customer specifications across all retail channels and price points, from super premium to value products. Accordingly, we manufacture store brands for over 350 customers in the United States, including the three largest mass merchandisers, the five largest grocery companies and the largest national pet specialty retailer. We also manufacture dry pet food and treats for five of the six largest national branded pet food companies through co-manufacturing arrangements pursuant to which we produce, package and ship a portion of those companies' products.

     We have the most extensive manufacturing and distribution network in the industry, providing us with certain operational, cost and competitive advantages. We manufacture and distribute our products in the United States through 32 combination manufacturing and distribution facilities and eight additional distribution centers. We expect to open one additional manufacturing and distribution facility in Clinton, Oklahoma in the second quarter of fiscal 1999. The number and strategic location of our facilities reduce distribution expenses, which represent a meaningful portion of the delivered cost of pet food due to its bulk and weight relative to its selling price. Our extensive network can further reduce expenses by enabling certain of our customers to bypass their distribution centers and deliver directly to their stores. Direct store delivery service currently accounts for approximately 45% of our sales by volume.

     We have achieved strong internal growth. From 1992 to 1998, we increased sales volumes at a compound annual growth rate of 9.3%, exclusive of acquisitions. We believe our growth is primarily due to an increase in consumer acceptance of dry products versus canned products and store brands versus national brands. In addition, we have been the primary supplier of store brand pet food to WalMart Stores Inc., including its Sam's Club division ("Wal*Mart"), since 1970. We manufacture and distribute, under a direct store delivery program, a variety of products for Wal*Mart including its store brand, Ol' Roy, which is the largest selling brand of dry pet food in the United States by volume. In 1998, sales of store brand products to Wal*Mart accounted for 36.5% of our sales on a pro forma basis. Pro forma is defined as if Windy Hill and its respective acquisitions and IPES were acquired on January 1, 1998.

THE PET FOOD INDUSTRY

     The U.S. pet food industry is a $10.0 billion industry that has grown at a compound annual rate of 4.2% from 1994 to 1998 in terms of sales. Growth in the dry pet food and the biscuit and treats segments of the industry has exceeded the growth of the overall pet food industry by capturing market share from other segments, including canned pet food. Dry pet food sales have grown at a compound annual rate of 6.4% since 1994 and accounted for approximately $5.7 billion of sales in the industry in 1998. Sales of biscuits and treats have grown at a compound rate of 4.5% per year since 1994 and accounted for approximately $1.3 billion of sales in 1998.

     Improved product quality, consumer value and increased retailer support have generally enabled store brands to outgrow the category in many traditional branded categories, including pet food. Since 1994, the volume of sales of store brand dry pet food has grown at a compound annual rate of 9.0% per year versus the category, which has grown at 5.2% per year. The volume of sales of store brand canned pet food over the same period has grown at a compound rate of 15.3% per year versus the category, which has declined by 0.9%. Store brand dog biscuits and treats have grown at a compound rate of 13.5% since 1994 with the category growing at 4.5% per year. Sales of store brand pet food accounted for in excess of 25% of the total pet food market in 1998 and have grown at a compound annual growth rate in excess of 7% over the past five years. Store brands have increased market share in each of the segments of the pet food industry over the past five years. In 1998, store brands represented approximately 38%, 31%, 24%, 18% and 16% of total sales volume of biscuits and treats, dry dog, dry cat, canned dog and canned cat food, respectively. Store brands today encompass a full range of pet food products at all price points including economy, premium and super premium.

RECENT DEVELOPMENTS

     Refinancing Transactions. In November 1998, we refinanced our capital structure through the following series of transactions:

     -- Windy Hill was merged into Doane;

     -- Doane completed a cash tender offer for approximately $97 million principal amount of our 10 5/8% Senior Notes due 2006;

     -- Windy Hill completed a cash tender offer for $46 million principal amount of its 9 3/4% Senior Subordinated Notes due 2007, which tender offer was required by a change of control provision in the indenture governing those notes;

     -- Doane completed an exchange offer of $150 million principal amount of our 9 3/4% Senior Subordinated Notes due 2007 for the remaining approximately $63 million principal amount of our 10 5/8% Senior Notes due 2006 and the remaining approximately $74 million principal amount of Windy Hill's 9 3/4% Senior Subordinated Notes due 2007; and

     -- Doane entered into a new senior credit facility with a syndicate of financial institutions providing for total commitments of $345 million. Doane borrowed $292 million under the senior credit facility to fund the cash requirements of the refinancing transactions, repay borrowings under and retire our previous credit facilities, repay other debt and repay bridge financing incurred in connection with the tender offer for Windy Hill's 9 3/4% Senior Subordinated Notes due 2007.

     Windy Hill Acquisition. In August 1998, Doane Pet Care Enterprises, Inc. acquired Windy Hill for approximately 1.6 million shares of its common stock and the assumption of $183.5 million of indebtedness. Windy Hill was a leading manufacturer of pet food products for both dogs and cats, including dry, canned, semi-moist, soft dry, soft treats and dog biscuits. With Windy Hill, we became the largest manufacturer of dog biscuits in the United States. In 1997, Windy Hill generated pro forma net sales of $304.0 million, EBITDA of $26.7 million and a net loss before extraordinary item of $1.6 million. Pro forma is defined as if Windy Hill had acquired its respective acquisitions on January 1, 1997.

     The acquisition of Windy Hill strengthens our presence in the dry pet food and dog biscuit market segments, provides revenue synergies and enhances our position as a low-cost manufacturer and distributer of pet food products. We believe the acquisition of Windy Hill provides the opportunity for revenue growth by (1) enabling us to offer regional brands, semi-moist, soft dry and canned pet food products to our traditional customer base and (2) enabling us to offer soft treats and other specialized dry food products to Windy Hill's traditional customer base. With the addition of Windy Hill's 19 plants, we believe cost savings can be achieved through optimizing production schedules and lowering distribution costs by reducing the distance products are shipped. The acquisition of Windy Hill also provides us with the opportunity to achieve cost savings by obtaining purchasing synergies and eliminating redundant overhead functions.

     IPES Acquisition. In April 1998, we acquired IPES for $26.2 million, net of cash purchased of $1.9 million, and the assumption of indebtedness of $1.9 million. IPES, located in Spain, is a manufacturer of both store and regional brands. In fiscal 1997, IPES had net sales of $21.1 million, EBITDA of $3.8 million and net income of $1.0 million. We believe that the acquisition of IPES, together with our investment in the Italian manufacturer, Effeffe, S.p.a., provides us with a platform for growth in Europe.

STRATEGY

     Our business objective is to increase revenues and earnings and to enhance our leadership position within the pet food industry. The key elements of the strategy to achieve our business objective are as follows:

     Continue to be the Low Cost Quality Provider in the Pet Food Industry. We believe we are the low cost provider of quality dry pet food. We believe our position as the largest manufacturer of dry pet food provides us with certain economies of scale, including production efficiencies and packaging purchasing leverage. In addition, the number and strategic location of our facilities enhances our position as the low cost provider by reducing transportation costs for raw materials and finished goods. We also maintain in-house engineering, machining and fabrication capabilities that enable us to design, construct and maintain facilities on a cost-effective basis.

     Leverage Distribution System. Our manufacturing and distribution network enables us to service customers on a national basis and facilitates our direct store delivery program, the scope of which we believe is unique in the industry. In addition, we have developed capabilities that allow us to provide vendor managed inventory services to certain key customers. Vendor managed inventory allows us to communicate on-line with our customers, evaluate their inventory status and place orders on their behalf. We intend to leverage our manufacturing and distribution network by expanding sales of our full range of pet food products to our existing customers. For example, we recently completed the construction of a soft treat manufacturing facility, which will enable us to offer soft treats to our traditional customer base, and we intend to expand sales of certain products acquired in the acquisition of Windy Hill, including semi-moist, soft dry, canned and regional brands to our existing customers.

     Provide a Full Range of Pet Food Products. We offer customers a full range of pet food products for both dogs and cats, including dry, canned, semi-moist, soft dry, soft treats and dog biscuits. By offering a full range of products under a variety of price points and brand formats, including store brands, co-manufactured national brands and regional brands, we can be a significant source for our customers' total pet food requirements. This enables customers to realize administrative and distribution savings by aggregating a variety of products and brands into a single shipment.

     Focus on Diversified Brand Formats. We believe that store, co-manufactured national and regional brand formats offer significant growth opportunities. Sales of store brands have exceeded the overall growth in the pet food industry. We believe this growth will continue due to:

     - an increased awareness of retailers concerning the advantages of store brands, including enhanced margins and customer loyalty,

     - improved quality, innovation and variety of store brand products and

     - increasingly informed and value-conscious consumers.

     We believe co-manufactured national brands offer growth opportunities as national branded pet food companies increasingly take advantage of our low-cost status, quality products and logistic and specialty product capabilities. We believe that the regional brands acquired with the acquisition of Windy Hill complement our existing product lines, and we intend to capitalize on demand for such brands within our existing customer base.

     Acquire Additional Pet Food Companies. To supplement our internal growth, we have acquired eight pet food companies over the last four years. We believe that substantial opportunities exist in the United States and abroad to acquire additional pet food companies. We will continue to seek accretive acquisitions that offer complementary product lines, geographic scope, additional distribution channels and cost saving opportunities.

     Expand International Presence. We believe substantial opportunities exist to increase sales in international markets. We believe that the approximately $9.3 billion European pet food market is particularly attractive due to the strength and demand for store brand products and the strong growth of dry pet food products. We are currently expanding our manufacturing and distribution capabilities in Spain and Italy and intend to pursue acquisitions of additional pet food companies and expand our product offerings. In addition, we believe that an opportunity exists to expand export sales to the Pacific Rim and South America.

PRODUCTS AND SERVICES

     We provide our customers with comprehensive pet food category management services designed to expand each customer's pet food product lines and to improve the category's profitability. Category management services include:

     - product development and testing,

     - packaging design services and

     - assistance in formulating pricing and marketing strategies in connection with their store brand programs.

     We sell our products as store brands owned by customers, also known as private labels, and regional brands owned by us, and we also contract manufacture products for national pet food companies. Our store brand program involves the formulation and supply of a wide variety of high quality pet food products, including dry, canned, semi-moist, soft dry and soft treats, as well as dog biscuits, that are comparable in quality to, but lower in cost than, competing branded pet food products. For national brand customers, we manufacture dry pet food, treats and biscuits to such customers' specifications and standards. The regional brands are used for economy priced products that are generally marketed as a complement to customers' store brand programs. Accordingly, we are able to provide customers with a single source for store brands, certain co-manufactured national brands and regional brands. We are able to ship all such product offerings together, giving customers the ability to address a substantial portion of their pet food requirements from one source.

     We manufacture dry pet food under approximately 350 store brands, including Kirkland Signature, Retriever, Dura Life, Great Choice, Hy Vee, Ol' Roy, Exceed, Maxximum Nutrition, Remarkable, Pathmark, Pet Club, PMI-Nutrition, Special Kitty and Sportsman's Choice. We also co-manufacture branded pet food products for national pet food companies in accordance with such companies' specifications and standards. Our regional brands include Kozy Kitten(R), G. Whiskers(R), Trail Blazer(R), and Tuffy's(R), which are sold to allow our customers to broaden their product offerings and to provide them with a single source for their pet food requirements. We also have Bonkers(R) and Pet Lovers(TM) branded treats available for our retailers.

     In addition to our pet food products, we sell products manufactured by third parties and maintain an engineering group. A description of each of our product lines is set forth below:

     Dry Pet Food Products. We are the largest manufacturer of dry pet food products in the United States. We produce, market and distribute a wide selection of high quality dry pet food products predominantly for dogs and cats. The dog food product line includes high protein, chunk style, premium blended, puppy food and gravy style products.

     Biscuits and Treats. We are the largest manufacturer of dog biscuits in the United States, and we are also a leading supplier of soft treats. Biscuits undergo a different manufacturing process from dry pet food that primarily involves baking rather than the use of extruders.

     Semi-Moist, Soft Dry and Canned Pet Food. In connection with the acquisition of Windy Hill, we have expanded our operations into the semi-moist, soft dry and canned pet food segments. Semi-moist, soft dry and canned products are distinguishable from dry pet food based on their higher moisture levels, the manufacturing technology used to process such products and their higher costs of packaging.

     Non-Manufactured Products. Sales of non-manufactured products include sales of cat litter, canned pet products and pet treats produced by third parties. We receive these items at our manufacturing facilities and warehouses and aggregate them with our products into truckload quantities for combined shipment to certain customers. We provide this service as a part of our direct shipment program and receive a handling fee for this service.

     Engineering Services Group. Our engineering services group designs and builds extruders, conveyors, dryers and other parts and equipment, including replacement parts, for our pet food manufacturing facilities and for third parties. The engineering services group also includes a repair staff that is available to service and repair machinery and equipment at our production facilities, giving us the ability to make timely repairs, thereby minimizing downtime. Our in-house engineers generally design and supervise plant construction, thereby reducing plant construction costs and ensuring consistent manufacturing processes and quality control. We believe that our engineering services group provides us services at a lower cost and more efficiently than could be obtained from third parties.

SEASONALITY OF PET FOOD

     Our sales are somewhat seasonal. We typically experience an increase in net sales during the first and fourth quarters of each year, as is typical in the pet food industry. The seasonality of the pet food business is generally attributable to cooler weather, which results in increased dog food consumption.

SALES AND DISTRIBUTION

     Our direct sales force seeks new accounts and works directly with mass merchandisers, membership clubs, feed stores and specialty pet stores. We also use independent food brokers. We generate new business through the expansion of our product line and the development of new marketing programs to existing customers.

     Most of our products are distributed utilizing our customers' transportation networks. Several of our largest customers utilize us as a "just-in-time" supplier and maintain trailers at our manufacturing and distribution facilities. The trailers are loaded and shipped either directly to individual stores or to customers' distribution centers. Those customers that ship product directly from our manufacturing facilities to their retail outlets are able to reduce their inventory, freight and handling costs by avoiding shipment to a customer distribution center. Those customers that use their own transportation fleet are able to utilize their trucks that would otherwise be empty to backhaul a load of pet food on return to their distribution center or directly to another store. Our ability to ship directly to certain of our customers is a key consideration in locating our manufacturing facilities and is a significant competitive advantage.

     Our customers not utilizing their own fleet either arrange their own transportation or have us arrange transportation on a contract basis through common carriers. We do not own or operate any transportation equipment.

     We have developed capabilities that allow us to provide vendor managed inventory service to certain key customers. Vendor managed inventory allows us to communicate on-line with our customers, evaluate their inventory status then place the order for the customer. We utilize vendor managed inventory for both direct store and warehouse deliveries. Vendor managed inventory benefits include shorter lead-time, higher inventory turns and reduced out-of-stock positions.

CUSTOMERS

     We manufacture store brands for over 350 customers. Store brand customers include mass merchandisers such as Wal*Mart and Costco, specialty pet stores such as PetsMart and grocery chains such as Safeway, Food Lion, Kroger, Publix, Albertson's, Royal Ahold and Lucky's. In addition, we manufacture products for farm and feed stores including Tractor Supply and Purina Mills and national branded pet food companies such as Iams, Heinz, Kal-Kan, Hill's Pet Nutrition and Nestle.

     For the year ended December 31, 1998 on a pro forma basis, sales of store brand products to Wal*Mart and Sam's Club accounted for an aggregate of 36.5% of our net sales. We have been the primary supplier of private label dry pet food products to Wal*Mart since 1970 and to Sam's Club since 1990. We utilize a computerized order and distribution system to ship product directly to virtually all domestic Wal*Mart stores, a majority of which are located within 250 miles of our facilities. The direct ship program, which reduces customer inventory, handling and warehouse expenses, is enhanced by the number and strategic locations of our facilities. We also offer direct shipment programs and electronic data interchange systems to other customers who see these services as a benefit.

COMPETITION

     The pet food business is highly competitive. The companies that produce and market the major national branded pet foods are national or international conglomerates that are substantially larger than us and possess significantly greater financial and marketing resources than us. The store brand pet food products sold by our customers compete for access to shelf space with national branded products on the basis of quality and price. National branded products compete principally through advertising to create brand awareness and loyalty. We experience price competition from national branded manufacturers. To the extent that there is significant price competition from the national branded manufacturers or such manufacturers significantly increase their presence in the store brand segment, our operating results and cash flow could be adversely affected. We also compete with regional branded manufacturers and other store brand manufacturers.

     We believe that we differentiate our company from the national branded dry pet food manufacturers by offering comparable products at lower prices giving retailers the opportunity for greater pet food category profitability. We believe that we differentiate our company from other store brand dry pet food manufacturers by offering higher quality products, national production and distribution capabilities and a reputation for increasing customers' store brand dry pet food sales.

RAW MATERIALS AND PACKAGING

     The principal raw materials required for our manufacturing operations are bulk commodity grains and foodstocks, including corn, soybean meal, wheat middlings, meat and bone meal, and corn gluten meal. We generally purchase raw materials one to three months in advance. We purchase the raw material requirements of each of our manufacturing facilities locally due to the high freight cost of transporting bulk commodity products. As a result, raw material costs may vary substantially among manufacturing facilities due to local supply and demand and varying freight costs. Raw materials are generally purchased from large national commodity companies and local grain cooperatives. We do not maintain long-term contracts with any of our suppliers; however, we believe that alternative sources of supply are readily available.

     We manage the price risk created by market fluctuations by hedging portions of our primary commodity products purchases, principally through exchange traded futures and options contracts that are designated as hedges. The terms of such contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or via exchange for the physical commodity, in which case we deliver the contract against the acquisition of the physical commodity. Our hedging policy does not permit speculative commodity trading. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     Packaging is a material component of our raw material costs. We have five main suppliers of packaging and believe that additional suppliers of packaging are available. A majority of our requirements are not covered by long term contracts with any of our packaging suppliers.

     We generally price our pet food products based on the cost of raw materials, packaging and certain other costs plus a conversion charge, which includes a profit factor. We periodically adjust prices based on fluctuations in raw material and packaging costs. There can be no assurance that future price increases will be obtained in the event of increased raw material costs. See
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "-- Inflation and Changes in Prices."

RESEARCH AND DEVELOPMENT

     Our research and development department consists of a staff of chemists and nutritionists, a central laboratory used for research and development and laboratories at each of our production facilities used for quality control. We are continually developing new products. The research and development department formulates the mix of raw materials and vitamins and minerals and tests the nutritional content of new products. Independent commercial kennels and catteries are used for comparison taste tests to nationally branded products to assure digestibility and palatability as well as to substantiate the nutritional content of new products.

     Quality control is an integral part of our research and development. We maintain a program of testing raw materials to ensure nutritional adequacy and to test for the presence of bacteria and other harmful substances. We continuously test pet food production at each of our plants by analyzing the finished pet food product against formulas and regulatory requirements. Packaging is inspected to ensure print quality, proper dimensions and compliance with labeling regulations.

ENVIRONMENTAL, REGULATORY AND SAFETY MATTERS; PRODUCT RECALL

     We are subject to a broad range of federal, state, local and foreign environmental laws and regulations, including those governing discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes, and the remediation of contamination arising from spills and releases. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, permit revocation and modification as well as, in certain instances, the issuance of injunctions. Aside from costs associated with the product recall discussed below, we have not been subject to any material environmental liabilities and compliance of our business and operations with environmental laws and regulations has not had a material adverse effect on our capital expenditures, earnings, or competitive position. Environmental laws and regulations have changed substantially in recent years and we believe that the trend of more expansive and more strict environmental legislation and regulations will continue. While we believe we are in substantial compliance with applicable environmental and public health laws, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.

     Our business involves the use of aboveground and underground storage tanks. Under applicable laws and regulations, we are responsible for the proper use, maintenance and abandonment of regulated storage tanks that we own or operate, and for remediation of subsurface soils and groundwater impacted by releases from such existing or abandoned aboveground or underground storage tanks. We are also subject to laws and regulations governing remediation, recycling, or disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered statutorily responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility where a hazardous substance release occurred and companies that disposed or arranged for the disposal of hazardous substances. Persons who are or were responsible for the releases of hazardous substances under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 may be subject to joint, several and retroactive liability for the costs of environmental response measures. While there can be no assurance of the position that may be taken by any environmental agency with respect to our past operations in connection with any Comprehensive Environmental Response, Compensation and Liability Act of 1980 site, we have not received, nor do we expect to receive, any notice that we are or will be designated a potentially responsible party to any Comprehensive Environmental Response, Compensation and Liability Act of 1980 site.

     We currently own or lease, and in connection with our acquisition program will in the future own or lease, properties that in some instances have been used for pet food manufacturing or feed mill operations for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, in some locations environmentally sensitive materials were spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for disposal. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials or similar wastes were not under our control. These properties and the waste materials spilled, released or otherwise found thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the federal Resource Conservation and Recovery Act, and analogous state laws. Under such laws, we have been required to remove or remediate previously spilled or released waste materials (including such materials spilled or released by prior owners or operators), or property contamination (including groundwater contamination caused by prior owners or operators), or to perform monitoring or remedial activities to prevent future contamination (including releases from underground storage tanks or aboveground bulk petroleum storage facilities). Moreover, some of our manufacturing facilities are located within industrial areas. It is possible that in the future additional environmental response costs may be required for existing sites as well as any additional sites that may be identified. In the past, nearby industries have suffered releases of hazardous substances to the environment that are the subject of Comprehensive Environmental Response, Compensation and Liability Act of 1980 investigations. It is possible that these neighboring environmental activities may have impacted some of our properties. We have not been advised, nor do we expect to be advised, by any environmental agency that we are considered a potentially responsible party for the neighboring environmental conditions, and we have no reason to believe that such conditions would have a material adverse effect on our company.

     Our operations are subject to the federal Clean Air Act and comparable state and local requirements. Regulations implementing the Clean Air Act require the installation of pollution control devices on operating sources with air emissions exceeding applicable threshold levels. As part of an overall evaluation of our current operations, we are planning to install an air scrubbing unit at one of our facilities, and are assessing whether to install such a unit at another of our facilities. We do not expect the installation of one or both of these units to have a material adverse impact on our operations. It is possible that in the future additional air control devices may be installed at other facilities of ours as necessary to satisfy existing or future requirements.

     The manufacturing and marketing of our products are subject to regulation by federal regulatory agencies, including the Occupational Safety and Health Administration, the Food and Drug Administration and the United States Department of Agriculture, and by various state and local authorities. The Food and Drug Administration also regulates the labeling of our products. Substantial administrative, civil, and criminal penalties may be imposed for violations of the Occupational Safety and Health Administration, Food and Drug Administration, and Department of Agriculture regulations, and violations may be restrained through injunction proceedings. We procure and maintain the necessary permits and licenses in order to operate our facilities and consider our company to be in material compliance with applicable Occupational Safety and Health Administration, Department of Agriculture, and Food and Drug Administration requirements.

     On October 30, 1998 we initiated a voluntary product recall for certain dry dog food manufactured at our Temple, Texas plant. The recall covered dry dog food manufactured at our Temple plant between July 1 and

August 31, 1998 and did not apply to dry dog food manufactured at other plants or to our dry cat food, biscuits, treats or canned products. The recall resulted from reported sickness and death of dogs in the State of Texas. These conditions were attributed to elevated levels of aflatoxins in corn, which is an ingredient in dry dog food. Aflatoxins are compounds produced from certain kinds of crop molds that can be caused by extreme weather conditions such as drought and heat. We have an extensive corn testing program for the detection of aflatoxins and that program has been intensified since the problems were reported. We maintain insurance against losses from illness or death of animals; however, the cost of the product recall was not covered by insurance. We recorded a $3.0 million product recall charge in the fourth quarter of fiscal 1998.

     We believe that our operations are in material compliance with environmental, safety and other regulatory requirements; however, we cannot assure you that those requirements will not change in the future or that we will not incur significant costs in the future (1) to comply with those requirements,
(2) to effect future recalls or (3) in connection with the effect of these matters on our business.

     Our pet food operations outside the United States are potentially subject to similar foreign governmental controls and restrictions pertaining to the environment. We believe that compliance with existing requirements of those governmental bodies has not had a material adverse effect on our operations.

TRADEMARKS

     Certain of our brands are protected by trademark registrations in the United States and in certain foreign markets. We believe that our registered trademarks are adequate to protect such brand names.

EMPLOYEES

     As of January 31, 1999, we had approximately 2,453 employees, of which approximately 272 were management and administrative personnel and approximately 2,181 were manufacturing personnel. Of this number, 396 employees in five of our plants are represented by labor unions. The collective bargaining agreement with respect to the Birmingham, Alabama plant covers 92 employees and expires on January 20, 2001. The collective bargaining agreement with the Joplin, Missouri plant covers 191 employees and expires on January 31, 2003. The collective bargaining agreement with the Muscatine, Iowa plant covers 44 employees and expires in December 1999. The collective bargaining agreement with respect to the NuPet plant in Ripon, California covers 25 employees and expires in October 2000, subject to renewal for subsequent one-year terms. The collective bargaining agreement with respect to the Lincoln, Nebraska plant covers 44 employees and expires in July 1999. We consider our relations with its employees to be satisfactory.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain of the statements set forth under Item 1 -- "Business" and Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements:

     - address activities, events or developments that we expect, believe, anticipate or estimate will or may occur in the future;

     - are based on certain assumptions and analyses that we have made and that we believe are reasonable; and

     - are based on various risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by us from time to time, changes in laws or regulations and other factors, many of which are beyond our control.

     Any one of these factors, or any combination of these factors, could materially affect our future results of operations and whether the forward-looking statements ultimately prove to be accurate. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements.

ITEM 2 -- PROPERTIES

     Our corporate headquarters are located in Brentwood, Tennessee. We own combination manufacturing and distribution facilities in the following states: one each in New York, Virginia, Indiana, Tennessee, South Carolina, Georgia, Iowa, Oklahoma, Nebraska, Colorado and Texas; two each in Ohio, Wisconsin, Minnesota, Missouri, Alabama and Kansas; and three each in Pennsylvania and California. We also have a 50% joint interest in facilities located in Butler, Missouri; Caldwell, Idaho; Hereford, Texas; and Italy. We are in the process of building a state of the art facility in Clinton, Oklahoma. We also own a facility in Spain. In addition, we own or lease eight warehouses.

     Our manufacturing facilities are generally located in rural areas in proximity to customers, raw materials and transportation networks, including rail transportation. We believe the number and strategic locations of our manufacturing facilities enhance our position as the low cost producer by reducing freight costs for raw material and finished goods and facilitating direct store delivery programs. The rural locations also minimize land and labor costs. We believe we are able to construct new manufacturing facilities at a lower cost than competitors due to our engineering services group that designs and constructs most of the necessary production equipment.

ITEM 3 -- LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business that we believe would not have a material adverse effect on our financial condition or results of operations.

ITEM 4 -- SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Doane's common stock is not registered under the Securities Act of 1933 and, therefore, is not traded on a securities exchange. All of the common stock of Doane is owned by our parent, Doane Pet Care Enterprises, Inc. We did not sell any unregistered equity securities in 1998.

ITEM 6 -- SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below, except for pet food sold, as of and for the years ended December 31, 1996, 1997 and 1998 are derived from Doane's audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated financial data presented below as of and for the year ended December 31, 1994, the nine months ended September 30, 1995 and the three months ended December 31, 1995 are derived from Doane's consolidated financial statements not included in this annual report on Form 10-K. The information set forth below is qualified in its entirety and should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Doane's consolidated financial statements and notes thereto, included elsewhere in this annual report on Form 10-K.

                                                    PREDECESSOR(1)                              DOANE
                                             ----------------------------   ---------------------------------------------
                                                                               THREE
                                                             NINE MONTHS       MONTHS                YEAR ENDED
                                              YEAR ENDED        ENDED          ENDED                DECEMBER 31,
                                             DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   ------------------------------
                                                 1994           1995            1995         1996       1997     1998(2)
                                             ------------   -------------   ------------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales................................    $377,018       $303,633       $ 114,958     $513,217   $564,741   $686,663
  Cost of goods sold.......................     308,622        247,394          97,184      446,776    482,896    554,447
                                               --------       --------       ---------     --------   --------   --------
  Gross profit.............................      68,396         56,239          17,774       66,441     81,845    132,216
  Operating expenses:
    Promotion and distribution.............      23,007         17,675           6,484       26,480     31,876     45,039
    Selling, general and administrative....      11,550          8,558           2,660       11,512     14,384     26,266
    Amortization of intangibles............          --             --           1,017        3,538      3,601      6,468
    Unusual items(3).......................          --          9,440              --           --         --         --
    Transition expenses(4).................          --             --              --           --         --      7,043
    Product recall(5)......................          --             --              --           --         --      3,000
                                               --------       --------       ---------     --------   --------   --------
      Income from operations...............      33,839         20,566           7,613       24,911     31,984     44,400
  Interest expense, net....................       2,494          3,611           5,806       22,471     22,463     31,136
  Non-recurring finance charge(6)..........          --             --              --        4,815         --      4,599
  Other (income) expense, net..............         (11)            (8)             29           (2)      (102)       164
                                               --------       --------       ---------     --------   --------   --------
      Income before taxes..................      31,356         16,963           1,778       (2,373)     9,623      8,501
  Income tax expense (benefit).............         356            217             754         (855)     3,389      3,602
                                               --------       --------       ---------     --------   --------   --------
  Income (loss) before extraordinary
    item(7)................................      31,000         16,746           1,024       (1,518)     6,234      4,899
  Extraordinary item, net of tax(8)........          --             --              --           --         --     26,788
                                               --------       --------       ---------     --------   --------   --------
        Net income (loss)..................    $ 31,000       $ 16,746       $   1,024     $ (1,518)  $  6,234   $(21,889)
                                               ========       ========       =========     ========   ========   ========
OTHER DATA:
  Cash flows provided by operating
    activities.............................    $ 39,250       $ 12,954       $   2,711     $ 18,583   $ 20,972   $ 33,992
  Cash flows provided by (used in)
    investing activities...................      12,368         (3,677)       (209,346)     (11,489)   (15,161)   (65,300)
  Cash flows provided by (used in)
    financing activities...................     (16,808)       (20,568)        204,635       (8,644)    (5,811)    34,432
  EBITDA(9)................................      38,613         24,364          10,063       30,449     43,216     57,514
  Adjusted EBITDA(9).......................      38,613         33,804          10,063       35,264     43,216     72,156
  Depreciation and amortization expense....       4,660          3,694           2,574       10,135     10,971     17,877
  Capital expenditures(10).................      12,159          4,224           1,297        7,901     14,437     23,327
  Pet food sold (thousands of tons)........         942            774             288        1,189      1,237      1,513

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1994       1995       1996       1997       1998
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
    Working capital.........................................  $ 35,410   $ 38,894   $ 26,123   $ 25,645   $ 29,723
    Total assets............................................   142,710    309,584    338,293    338,184    709,068
    Total debt..............................................    68,436    209,738    206,603    200,410    459,170
    Preferred stock.........................................        --     18,414     24,160     30,545     37,792
    Stockholders' equity....................................    31,759     40,111     33,247     33,946     69,294

---------------

 (1) Doane Pet Care Enterprises, Inc., our parent corporation, was formed by a group of investors in 1995 to acquire Doane. For financial statement purposes, the acquisition of Doane was accounted for as a purchase acquisition effective October 1, 1995. The effects of the acquisition of Doane have been reflected in Doane's consolidated assets and liabilities at that date. As a result, Doane's consolidated financial statements for the periods subsequent to September 30, 1995 are presented on the successor's new basis of accounting, while financial statements for September 30, 1995 and prior periods are presented on the predecessor's historical cost basis of accounting.

 (2) Results for the year ended December 31, 1998 include the results of Windy Hill for the period from August 3, 1998 to December 31, 1998.

 (3) Represents non-recurring bonus payments to senior management in connection with the acquisition of Doane.

 (4) Represents certain non-recurring transition expenses in connection with the acquisition of Windy Hill.

 (5) Represents costs associated with a product recall in the fourth quarter of 1998. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Commitments and Contingencies."

 (6) Non-recurring finance charges represent $4,815 of interim bridge debt financing costs that were incurred in conjunction with the issuance of the senior notes in 1996 and $4,599 of interim bridge debt financing costs that were incurred in conjunction with our refinancing transactions in 1998.

 (7) Income (loss) before extraordinary items of Doane's predecessor does not include any provision for federal income taxes. Prior to the acquisition of Doane, Doane was organized as a subchapter S corporation. Consequently, Doane did not pay federal, state or local income taxes except in those states that did not recognize subchapter S status or that required the payment of franchise taxes based on income.

 (8) Represents charges associated with the early extinguishment of debt incurred in connection with the refinancing transactions.

 (9) EBITDA for any relevant period presented above is defined as income before extraordinary items plus interest expense, net, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as defined plus unusual items, transition and product recall expenses and non-recurring finance charges. EBITDA is not a measure recognized by generally accepted accounting principles and should not be considered in isolation or as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes that certain investors may find it useful. See Doane's consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

(10) Capital expenditures exclude payments for acquisitions.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORY OF THE COMPANY

     Doane Pet Care Enterprises, Inc., our parent corporation, was formed in 1995 by a group of investors led by SCI, DLJMB, CMIHI and certain members of existing management to acquire Doane for an aggregate purchase price of $249.1 million, including existing indebtedness. Doane had previously been a manufacturer of dry pet food for 37 years. Our parent's principal asset and activities are its ownership of the common stock of Doane. Our parent corporation has no other operations.

     In April 1998, we acquired IPES for $26.2 million, net of cash purchased of $1.9 million, and the assumption of indebtedness of $1.9 million. In August 1998, Doane Pet Care Enterprises, Inc. acquired Windy Hill for approximately 1.6 million shares of its common stock and the assumption of $183.5 million of indebtedness. Windy Hill was a manufacturer of pet food products based in Tennessee. Windy Hill was merged into Doane in November 1998.

     Windy Hill was formed in February 1995 by a group of investors led by Dartford Partnership, L.L.C. to acquire substantially all of the assets and liabilities of the pet food division of Martha White Foods, Inc. for $21.0 million. In April 1996, Windy Hill acquired the assets and liabilities associated with certain pet food product lines of Heinz Inc. for a purchase price of $52.5 million. In May 1997, Windy Hill acquired Hubbard Milling Company for a net purchase price of $131.1 million. Subsequent to that acquisition, Windy Hill sold the animal feed division of Hubbard for a sales price of approximately $50.0 million, net of taxes. In February 1998, Windy Hill acquired all of the assets of the AGP pet food division of Consolidated Nutrition, L.C. for a purchase price of approximately $12.4 million. In April 1998, Windy Hill acquired certain pet food assets and certain liabilities associated with the NuPet Division of Nulaid Foods, Inc. for a purchase price of approximately $3.1 million. In June 1998, Windy Hill acquired Deep Run Packing Company, Inc. for a net purchase price of approximately $16.4 million.

THE REFINANCING TRANSACTIONS

     In November 1998, we refinanced our capital structure through the following refinancing transactions:

     -- Windy Hill was merged into Doane;

     -- Doane completed a cash tender offer for approximately $97 million principal amount of our senior notes;

     -- Windy Hill completed a cash tender offer for $46 million principal amount of its notes, which tender offer was required by a change of control provision in the indenture governing those notes;

     -- Doane completed the exchange offer of $150 million principal amount of our senior subordinated notes for the remaining approximately $63 million principal amount of our senior notes and the remaining approximately $74 million principal amount of Windy Hill notes; and

     -- Doane entered into the senior credit facility with a syndicate of financial institutions providing for total commitments of $345 million. Doane borrowed $292 million under the senior credit facility to fund the cash requirements of the refinancing transactions, repay borrowings under and retire our previous credit facilities, repay other debt and repay bridge financing incurred in connection with the tender offer for the Windy Hill notes.

OVERVIEW

     We are the largest manufacturer of dry pet food in the United States, producing approximately 26% of the total volumes sold in 1998 on a pro forma basis. Pro forma is defined as if we acquired Windy Hill and its respective acquisitions and IPES on January 1, 1998. We manufacture products for store brands owned by retail customers, also known as private labels, contract manufacture products for national branded pet food companies and produce and sells under regional brands owned by us.

     We manufacture for our customers a full range of pet food products for both dogs and cats, including dry, canned, semi-moist, soft dry, soft treats and dog biscuits. We provide products that meet customer specifications across all retail channels and price points, from super premium to value products. Accordingly, we manufacture store brands for over 350 customers in the United States, including the three largest mass merchandisers, the five largest grocery companies and the largest national pet specialty retailer. We also manufacture dry pet food and treats for five of the six largest national branded pet food companies through co-manufacturing arrangements pursuant to which we produce, package and ship a portion of these companies' products. Our engineering services group designs and builds extruders, conveyors, dryers and other parts and equipment, including replacement parts, for pet food manufacturing facilities of our company and third parties.

     We derive substantially all of our revenue from the sale of dry pet food products. Historically, approximately 75% to 85% of pet food cost of goods sold has been comprised of raw material and packaging costs with labor, insurance, utilities and depreciation comprising the remainder. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons.

     We manage the price risk created by market fluctuations by hedging portions of our primary commodity products purchases on an on-going and continuous basis, principally through exchange traded futures and options contracts. We implemented a hedging policy in 1996 that does not permit trading in commodities not utilized by us. All futures and options activity is based on the projected requirements of our company. The term of such contracts is generally less than one year. Settlement of positions are either through financial settlement with the exchanges or through exchange for the physical commodity in which case we deliver the contract against the acquisition of the physical commodity.

     We account for our futures and options contracts as hedges and gains and losses are recognized in the period realized as part of the cost of products sold. Our deferred net futures and options position is reported on the balance sheet as a current asset for net loss positions and as a deferred credit for net gain positions. In addition to futures and options, we also contract for future physical procurement, in which case unrealized gains and losses are deferred to the applicable accounting period. Typically, maturities vary and do not exceed 12 months. We have hedged over half of our corn and over 30% of our soybean meal requirements through September 30, 1999. Corn and soybean meal are the two principal commodities used by us in the manufacture of pet food. Unrealized losses of $3.0 million were deferred on outstanding hedging contracts at December 31, 1998. See Item 1 -- "Business -- Raw Materials and Packaging."

     The sales and expenses of two of our subsidiaries are denominated in foreign currencies. We may encounter exchange rate risk to the extent that the values of such currencies fluctuate. We do not currently hedge, and do not anticipate hedging, against adverse foreign currency fluctuations.

     Operating expenses consist of promotion and distribution expenses and selling, general and administrative expenses. Promotion and distribution expenses are primarily (1) brokerage fees, (2) promotions, volume incentive discounts and rebates paid to customers and (3) freight and distribution expenses. Our selling, general and administrative expenses represent salaries and related expenses, amortization expense and other corporate overhead costs. These expenses typically do not increase proportionately with increases in volume and product sales.

     Our sales are somewhat seasonal. We typically experience an increase in net sales during the first and fourth quarters of each year, as is typical in the pet food industry. The seasonality of the pet food business is generally attributable to cooler weather, which results in increased dog food consumption.

RESULTS OF OPERATIONS

     The following discussion is based on Doane's historical financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

                                             YEAR ENDED             YEAR ENDED             YEAR ENDED
                                            DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
                                                1996                   1997                   1998
                                         ------------------     ------------------     ------------------
                                                                  (IN THOUSANDS)
Net sales..............................  $513,217     100.0%    $564,741     100.0%    $686,663     100.0%
Cost of goods sold.....................   446,776      87.1      482,896      85.5      554,447      80.7
                                         --------     -----     --------     -----     --------     -----
Gross profit...........................    66,441      12.9       81,845      14.5      132,216      19.3
Operating expenses:
  Promotion and distribution...........    26,480       5.2       31,876       5.6       45,039       6.6
  Selling, general and
    administrative.....................    11,512       2.2       14,384       2.6       26,266       3.8
  Amortization of intangibles..........     3,538       0.7        3,601       0.6        6,468       0.9
  Transition expenses..................        --        --           --        --        7,043       1.0
  Product recall.......................        --        --           --        --        3,000       0.4
                                         --------     -----     --------     -----     --------     -----
    Income from operations.............    24,911       4.8       31,984       5.7       44,400       6.6
Interest expense, net..................    22,471       4.4       22,463       4.0       31,136       4.5
Non-recurring finance charge...........     4,815       0.9           --        --        4,599       0.6
Other (income) expense, net............        (2)       --         (102)       --          164        --
                                         --------     -----     --------     -----     --------     -----
    Income (loss) before taxes.........    (2,373)     (0.5)       9,623       1.7        8,501       1.2
Income tax expense (benefit)...........      (855)     (0.2)       3,389       0.6        3,602       0.5
                                         --------     -----     --------     -----     --------     -----
    Income (loss) before extraordinary
      item.............................    (1,518)     (0.3)       6,234       1.1        4,899       0.7
Extraordinary item, net of tax.........        --        --           --        --       26,788       3.9%
                                         --------     -----     --------     -----     --------     -----
    Net income (loss)..................  $ (1,518)     (0.3)%   $  6,234       1.1%    $(21,889)     (3.2)%
                                         ========     =====     ========     =====     ========     =====

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales for 1998 increased 21.6% to $686.7 million from $564.7 million in 1997. Included in this increase are $135.2 million in sales attributable to the Windy Hill and IPES acquisitions. Excluding the Windy Hill and IPES acquisitions, pet food net sales decreased 1.1% to $518.1 million for 1998 from $523.7 in 1997. Of this increase, the volume-related increases of 2.2% were offset by price declines of 3.3% attributable to the pass-through of certain raw material cost decreases to customers.

     Gross profit. Gross profit for 1998 increased 61.5% to $132.2 million from $81.8 million in 1997. Of this increase, (1) 42.8% was attributable to the Windy Hill and IPES acquisitions, (2) 18.4% resulted from improvements in pet food margins due to margin management efforts, automation savings, acquisition synergies, improved product mix and reductions in certain raw material costs and
(3) approximately 2.4% was due to increased pet food tons sold. The increase in gross profit was partially offset by a decrease in non-manufactured product gross profit.

     Promotion and distribution expenses. Promotion and distribution expenses increased 41.3%, 39.9% of which was attributable to the Windy Hill and IPES acquisitions, to $45.0 million for 1998 from $31.9 million in 1997. The balance of the increase resulted from increases in variable sales promotions, incentive discounts and brokerage costs on increased pet food tons sold.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 83.2%, 45.6% of which was attributable to the Windy Hill and IPES acquisitions, to $26.3 million for 1998 from $14.4 million in 1997. The balance of the increase resulted from increases in (1) salaries and related fringe benefits (22.7%), (2) professional fees for acquisitions that were not consummated and information systems consulting (5.2%) and (3) insurance and taxes for new facilities (3.2%). Salaries and related fringe benefits increased due to the restructuring of the senior management team in 1997 and 1998, recognition of stock compensation expense and performance based bonuses.

     Amortization of intangibles. Amortization of intangible expenses increased 79.6% to $6.5 million for 1998 from $3.6 million in 1997 primarily due to the Windy Hill and IPES acquisitions (79.1%).

     Transition expenses. Transition expenses represent $7.0 million of expenses incurred in connection with the merger and integration of Windy Hill with Doane. These costs include compensation for transitional personnel, severance and bonus expenses, relocation expenses, recruiting and training expenses, systems conversion and other unique transition expenses.

     Product recall. Product recall represents non-recurring costs of $3.0 million related to the product recall discussed in "-- Commitments and Contingencies."

     Income from operations. Income from operations, excluding the transition and product recall costs, for 1998 increased 70.0% (39.3% of which was attributable to the Windy Hill and IPES acquisitions) to $54.4 million (7.9% of net sales) from $32.0 million (5.7% of net sales) in 1997. The balance of the increase was principally due to improved pet food margins and increased pet food tons sold, which were offset in part by the increase in selling, general and administrative expenses.

     Interest expense, net. Net interest expense for 1998 increased 38.2% to $31.1 million from $22.5 million in 1997 primarily due to $206.0 million of debt incurred in connection with the Windy Hill and IPES acquisitions.

     Non-recurring finance charge. In 1998, $4.6 million in non-recurring interim debt financing costs were written off concurrent with the issuance of the senior subordinated notes.

     Income (loss) before extraordinary item. Income before extraordinary item for 1998 decreased to $4.9 million from $6.2 million in 1997. Excluding the impact net of tax of the non-recurring finance charge, income before extraordinary item for 1998 increased to $14.0 million from $6.2 million in 1997. The Windy Hill and IPES acquisitions represented $4.1 million of this increase, and the balance was principally due to improved pet food margins and increased pet food tons sold.

     Extraordinary item, net of tax. The net amount of $26.8 million in 1998 represents costs of $42.8 million incurred in connection with our refinancing transactions, which included tender premiums for our senior notes, change of control costs for the Windy Hill notes and the write off of deferred financing costs for all debt repaid in the refinancing transactions. These costs have been partially offset by a $16.0 million tax benefit recognized by us.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales. Net sales for 1997 increased 10.0% to $564.7 million from $513.2 million in 1996. Pet food net sales increased 9.1% to $524.7 million for 1997 from $480.8 million in 1996. Of this amount, approximately 4.3% was due to increases in tons sold, and the balance was principally the result of price increases implemented in late 1996 to mitigate increases in raw material costs that occurred throughout 1996. Net sales of non-manufactured products increased in 1997 due to distribution of additional products that was partially offset by a decrease in net sales of engineering products due to the focusing of the Company's efforts on internal engineering projects at Everson, Pennsylvania, Washington Court House, Ohio and Miami, Oklahoma.

     Gross profit. Gross profit for 1997 increased 23.2% to $81.8 million from $66.4 million in 1996. Of this amount, 16.8% represents improvements in pet food margins due to the aforementioned price increases and reductions in the cost of certain raw materials in the latter part of 1997. The balance of the gross profit improvement was largely due to additional non-manufactured products sales. Gross profit increased as a percentage of net sales to 14.5% for 1997 from 12.9% in 1996.

     Promotion and distribution expenses. Promotion and distribution expenses increased to $31.9 million in 1997 from $26.5 million in 1996 due to increases in sales promotions, volume incentive discounts and brokerage costs resulting from increased pet food tons sold.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $14.4 million in 1997 from $11.5 million in 1996 due to (1) increases in salaries and related fringe benefits associated with annual wage increases, additional personnel and increased bonuses due to improved performance, (2) increases in property taxes on new and expanded facilities and (3) increases in expenses associated with the installation of new information systems.

     Income from operations. Income from operations for 1997 increased 28.4% to $32.0 million from $24.9 million in 1996. Income from operations as a percentage of net sales increased to 5.7% for 1997 from 4.8% in 1996, due to improved pet food margins and additional non-manufactured products sales.

     Interest expense, net. Net interest expense remained unchanged at $22.5 million for 1997 and 1996. Interest expense reductions resulting from payments on the term loan facility were largely offset by additional interest expense on proceeds from the industrial development bonds that were used to finance the construction of the new Miami, Oklahoma facility. Interest expense as a percentage of net sales decreased to 4.0% in 1997 from 4.4% in 1996.

     Net income. Net income for 1997 increased to $6.2 million from a net loss of $1.5 million in 1996, primarily as a result of increased pet food margins and additional non-manufactured products sales.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our operations, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and industrial development bonds. The acquisition of IPES was funded through bank borrowings and the acquisition of Windy Hill was funded through the issuance of common stock of our parent. We had working capital of $29.7 million at December 31, 1998. Net cash provided by operating activities was $18.6 million, $21.0 million and $34.0 million for the years ended December 31, 1996, 1997 and 1998, respectively. Net cash provided by (used for) borrowings was approximately $(9.0) million, $(6.7) million and $33.1 million, respectively, for the same periods.

     During the three-year period ended December 31, 1998, we spent $45.7 million on capital expenditures, of which $37.3 million was used to acquire and construct additional manufacturing capacity, including new manufacturing facilities, a renovated manufacturing facility and five new production lines in existing facilities and $8.4 million was used to maintain existing manufacturing facilities.

     We expect that existing manufacturing facilities will not be sufficient to meet our anticipated volume growth. We have continued to examine alternatives for expanding our business either through construction of additional manufacturing capacity or acquisition of manufacturing assets. Potential acquisitions could include acquisitions of operating companies. We intend to finance these expansions or acquisitions with borrowings under existing or expanded credit facilities, or the issuance of additional equity.

     On April 17, 1998, we acquired IPES for $26.2 million, net of cash purchased of $1.9 million, and the assumption of indebtedness of $1.9 million. We financed the IPES acquisition through non-recourse borrowings in Spain for $21.3 million of the purchase price and borrowings under a credit facility for the remainder.

     On August 3, 1998, Doane Pet Care Enterprises, Inc. acquired Windy Hill for approximately 1.6 million shares of its common stock and the assumption of $183.5 million of indebtedness.

     On November 12, 1998, Doane Pet Care Enterprises, Inc. merged Windy Hill into Doane and we completed the refinancing transactions. As part of the refinancing transactions, we entered into the senior credit facility, which provides for total commitments of $345.0 million. As of December 31, 1998, we had outstanding borrowings of $245.0 million under the term loan facility and $32.0 million under the revolving credit and swingline facilities. In addition, at that date there were $2.4 million of outstanding letters of credit under the senior credit facility.

     We are highly leveraged and have significant cash requirements for debt service relating to the senior credit facility, the senior subordinated notes, the IPES debt and industrial development bonds. Our ability to borrow is limited by the senior credit facility and the limitations on the incurrence of indebtedness in the indenture governing our senior subordinated notes. We anticipate that our operating cash flow, together with amounts available to us under our senior credit facility and new industrial development bonds, will be sufficient to finance working capital requirements, debt service requirements and capital expenditures through the 1999 fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     We will adopt SFAS 133 beginning in fiscal 2000. We have not determined the impact that SFAS 133 will have on our financial statements and believe that the determination will not be meaningful until closer to the date of initial adoption.

YEAR 2000

     We have conducted a comprehensive review of our computer software to identify the systems that could be affected by the "year 2000" issue. The year 2000 issue results from computer programs being written using two digits, rather than four, to define the applicable year. As a result, certain of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This calculation could result in a major system failure or miscalculations.

     We have made an assessment of year 2000 compliance and reviewed our business application software, which resulted in plans to either replace or upgrade all essential business software at an estimated cost of $5.6 million. We are currently reviewing our administrative hardware and software, which include networks, communications and security systems, and the software related to manufacturing equipment. We have implemented a program to confirm year 2000 compliance with all third parties with which we have material relationships.

     As of December 31, 1998, we had incurred costs of approximately $3.0 million in connection with year 2000 compliance. We intend to test and verify our year 2000 compliance projects by July 1999, including third party compliance. We believe that a failure to complete our year 2000 compliance, or a failure by parties with whom we have material relationships to complete their year 2000 compliance, by December 31, 1999 could have a material adverse effect on our financial condition and results of operations. We believe that we can provide the resources necessary to ensure year 2000 compliance prior to the year 2000. However, if we are delayed in our year 2000 compliance, we may experience a decrease in efficiency that could have a material adverse effect on our results of operations. We also believe that a sufficient number of suppliers exist if our current suppliers are delayed in their efforts to achieve year 2000 compliance thereby minimizing risk to us. We have developed contingency plans that include moving production within our plant network, securing additional ingredient storage facilities and transferring procurement to year 2000 compliant suppliers.

COMMITMENTS AND CONTINGENCIES

     On October 30, 1998 we initiated a voluntary product recall for certain dry dog food manufactured at our Temple, Texas plant between July 1 and August 31, 1998. The recall covered dry dog food manufactured at our Temple plant and did not apply to dry dog food manufactured at other plants or our dry cat food, biscuits, treats or canned products. The recall resulted from reported sickness and death of dogs in the State of Texas. These conditions were attributed to elevated levels of aflatoxins in corn, which is an ingredient in dry dog food. Aflatoxins are compounds produced from certain kinds of crop molds that can be caused by extreme weather conditions such as drought and heat. We have an extensive corn testing program for the detection of aflatoxins and that program has been intensified since the problems were reported. We maintain insurance against losses from illness or death of animals; however, the cost of the product recall was not covered by insurance. We recorded a $3.0 million product recall charge in the fourth quarter of fiscal 1998.

     We believe that our operations are in material compliance with environmental, safety and other regulatory requirements; however, we cannot assure you that these requirements will not change in the future or that we will not incur significant costs in the future (1) to comply with these requirements,
(2) to effect future recalls or (3) in connection with the effect of these matters on our business. See Item 1 -- "Business -- Environmental, Regulatory and Safety Matters; Product Recall."

EURO

     Effective January 1, 1999, eleven of the fifteen countries comprising the European Union began a transition to a single monetary unit, the "Euro," which is scheduled to be completed by July 1, 2002. We are currently considering options to ensure that our European subsidiaries can operate effectively in the Euro. Our subsidiaries in Italy and Spain may incur significant costs in conversion of their systems to the Euro. We are unable to predict whether these costs can be passed on to customers. The customers of our subsidiaries may also begin conducting operations using the Euro prior to the completion of the conversion of the systems of our subsidiaries. Delays in conversion could have a material adverse effect on the results of the operations of these subsidiaries. In addition, the introduction of the Euro may increase competition, as manufacturers in other European countries become able to compete more easily in our markets. We do not believe that the implementation of the Euro will have a material effect on our operations or financial condition taken as a whole.

INFLATION AND CHANGES IN PRICES

     Our financial results depend to a large extent on the cost of raw materials and packaging and the ability of us to pass along to our customers increases in these costs. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices have resulted from changes in supply and demand, general economic conditions and other factors. In the event of any increases in raw materials costs, we may be required to increase sales prices for our products in order to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in the event of increased raw material costs or of whether any price increases implemented by us may affect the volumes of future shipments.

     We manage the price risk created by market fluctuations by hedging portions of our primary commodity product purchases, principally through exchange traded futures and options contracts that are designated as hedges. The terms of these contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or through exchange for the physical commodity in which case we deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. Although we manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, we cannot assure you that our results of operations will not be exposed to volatility in the commodity market. See "-- Overview" and Item 1 -- "Business -- Raw Materials and Packaging."

OTHER EVENTS

     Doane Pet Care Enterprises, Inc., our parent corporation, has filed a registration statement on Form S-1 (Registration No. 333-61027) with the Securities and Exchange Commission in connection with its proposed initial public offering. Immediately prior to the completion of the proposed initial public offering, Doane Pet Care Enterprises, Inc. plans to effect a four-for-one stock split. The proceeds of the proposed offering will be used to pay down indebtedness under our senior credit facility, repurchase our preferred stock and pay associated fees and expenses.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks from adverse changes in interest rates, commodity prices and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. See page F-9 for further discussion on interest rate hedges and page F-13 for further information on interest rate fluctuations.

     Commodity Risk. See page F-8 for further information on commodity hedges.

     Foreign Currency Exchange Rate Risk. Except for foreign operations, we generally transact business in U.S. dollars. Our Spanish subsidiary and Italian joint venture each transact business and carry assets and liabilities in their respective functional currency, minimizing operational and financing exposure to currency fluctuations. We do not currently hedge, and do not anticipate hedging, against foreign currency fluctuations until such time as we identify material exposures.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the information beginning on page F-1, which is filed as a part of this annual report on Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and titles of the current directors and executive officers of Doane and Doane Pet Care Enterprises, Inc. Each of the members of the board of directors of Doane named below also serves on the board of directors of Doane Pet Care Enterprises, Inc. The board of directors of both Doane and Doane Pet Care Enterprises, Inc. is currently composed of eight members. Certain of Doane's directors are designated pursuant to an investors' agreement. See Item 13 -- "Certain Relationships and Related Transactions -- Investors' Agreement." Officers serve at the discretion of the board of directors. For information regarding employment agreements with the executive officers of Doane, see "-- Employment and Termination Agreements."

            NAME              AGE                       POSITION
George B. Kelly.............   49   Chairman of the Board and Director
Douglas J. Cahill*..........   39   Chief Executive Officer, President and Director
Thomas R. Heidenthal*.......   47   Senior Vice President and Chief Financial Officer
F. Donald Cowan, Jr.........   53   Senior Vice President, Business Development and
                                      Quality of Doane
Richard A. Hannasch.........   45   Vice President, Fulfillment of Doane
Richard D. Wohlschlaeger....   46   Vice President, Sales and Marketing of Doane
David L. Horton.............   38   Vice President, Manufacturing and Engineering of
                                      Doane
Terry W. Bechtel............   56   Vice President, Co-Manufacturing (Sales) of Doane
Charles W. Dunleavy.........   54   Vice President and Managing Director, European
                                      Operations of Doane
Joseph J. Meyers............   37   Vice President and Chief Information Officer of
                                    Doane
Philip K. Woodlief..........   45   Vice President, Finance of Doane
Peter T. Grauer.............   53   Director
M. Walid Mansur.............   40   Director
Bob L. Robinson.............   61   Director
Jeffrey C. Walker...........   43   Director
Ray Chung...................   50   Director
Stephen C. Sherrill.........   45   Director

------------------------------
* These executive officers hold the same positions at Doane and Doane Pet Care Enterprises, Inc.

     Set forth below is a brief description of the business experience of the directors and executive officers of Doane and Doane Pet Care Enterprises, Inc.

     George B. Kelly has been Chairman of the Board of Doane since October 1995 and Chairman of the Board of Doane Pet Care Enterprises, Inc. since June 1995. Mr. Kelly has been the Chairman of the Board of SCI since July 1990. Mr. Kelly currently is a director of Alegis Group, Inc., Billboard Acquisition Company, LLC, Independent Gas Company Holdings and Sevenday International, Inc.

     Douglas J. Cahill became Chief Operating Officer of Doane and Doane Pet Care Enterprises, Inc. in September 1997, began serving as President of Doane and Doane Pet Care Enterprises, Inc. in January 1998 and began serving as Chief Executive Officer of Doane and Doane Pet Care Enterprises, Inc. in July 1998. He has been a director of Doane and Doane Pet Care Enterprises, Inc. since September 1998. Prior to joining us, Mr. Cahill served as President of Olin Corporation's Winchester Division, Corporate Vice President of Olin Corporation and held various other positions with Olin Corporation during the period from July 1984 through September 1997.

     Thomas R. Heidenthal became Senior Vice President and Chief Financial Officer of Doane and Doane Pet Care Enterprises, Inc. in March 1997. Prior to joining us, Mr. Heidenthal served as Vice President Finance and Administration of TA Instruments, Inc. from August 1990 to February 1997.

     F. Donald Cowan, Jr. began serving as Senior Vice President, Business Development and Quality of Doane in January 1999. Before joining Doane in August 1998 as Senior Vice President, Operations of Doane, he served as Vice President of Operations for Windy Hill. Prior to joining Windy Hill in 1995, Mr. Cowan was Vice President of Operations for Martha White Foods, Inc. From 1987 to 1995, Mr. Cowan held various positions at Martha White Foods, Inc. including Vice President of Operations.

     Richard A. Hannasch joined Doane in October 1996, has served as Vice President, Fulfillment since January 1999 and served as Vice President, Strategic Planning from June 1998 to January 1999 and Vice President of Marketing from November 1997 to January 1999. Prior to joining us, Mr. Hannasch served as Director, Business Development for Ralston Purina Company's International Division and held various other positions at Ralston Purina Company from September 1978 to October 1996.

     Richard D. Wohlschlaeger joined Doane in April 1993, has served as Vice President, Sales and Marketing since January 1999 and served as Vice President, Customer Development from November 1997 to January 1999. Prior to joining us, Mr. Wohlschlaeger held various other positions at Ralston Purina Company from March 1976 to April 1993, including Group Director, Trade Marketing and Eastern Division Sales Director.

     David L. Horton joined Doane in November 1997, has served as Vice President, Manufacturing and Engineering since January 1999 and served as Vice President, Fulfillment from November 1997 to January 1999. Prior to joining us, Mr. Horton served as Vice President of Manufacturing and Engineering of Olin Corporation's Winchester Division and held various other positions with Olin Corporation from January 1984 to November 1997.

     Terry W. Bechtel has served as Vice President, Co-Manufacturing (Sales) of Doane since November 1997. Mr. Bechtel joined Doane in June 1973 and served as Vice President, Administration from March 1990 until November 1997, and as Vice President, Sales from September 1976 through February 1990.

     Charles W. Dunleavy began serving as Vice President and Managing Director, European Operations of Doane in February 1999. Before joining Doane in August 1998 as Vice President, Finance, he served as Vice President of Finance for Windy Hill. Prior to joining Windy Hill in September 1997, Mr. Dunleavy was Vice President of Operations for Hudson Technologies, Inc. from 1993 to 1997. From 1989 to 1993, Mr. Dunleavy was the Managing Partner of the Detroit office of BDO Seidman, LLP, a public accounting firm.

     Joseph J. Meyers became Chief Information Officer of Doane in August 1998 and began serving as Vice President of Doane in January 1999. Prior to joining us, Mr. Meyers held various information technology positions at Realtime Consulting, PricewaterhouseCoopers and Olin Corporation from 1992 to 1998.

     Philip K. Woodlief has served as Vice President, Finance for Doane since February 1999. Prior to joining us, Mr. Woodlief was an independent financial consultant from June 1998 to January 1999. From April 1997 to May 1998 Mr. Woodlief was Vice President and Corporate Controller of Insilco Corporation, a diversified consumer and industrial products manufacturing company, and from January 1989 to April 1997 he served as Corporate Controller of Insilco.

     Peter T. Grauer has been a director of Doane and Doane Pet Care Enterprises, Inc. since October 5, 1995 and has been a Managing Director of DLJ Merchant Banking, Inc. since September 1992. Mr. Grauer is a director of Total Renal Care Holdings Inc., Decision One Holdings, Inc., Nebco Evans Holdings, Inc., Bloomberg L.P., Thermadyne Holdings, LLC and Formica Corporation.

     M. Walid Mansur has been a director of Doane and Doane Pet Care Enterprises, Inc. since October 5, 1995. Mr. Mansur has served as the president of Drafil Investments Inc. since 1990 and has been a managing director of Aspen Venture Partners since 1993.

     Bob L. Robinson joined Doane in August 1960 and served as President and Chief Executive Officer from March 1992 until his resignation effective June 30, 1998. Mr. Robinson became a director of Doane and

Doane Pet Care Enterprises, Inc. on October 5, 1995. Prior to being named President and Chief Executive Officer, Mr. Robinson served as Executive Vice President from January 1976 through February 1992.

     Jeffrey C. Walker has been a director of Doane and Doane Pet Care Enterprises, Inc. since April 1996. Mr. Walker has been Managing General Partner of Chase Capital Partners, the private equity investment arm of The Chase Manhattan Corporation, since 1988, and a General Partner thereof since 1984. Mr. Walker is a director of the Monet Group, Inc., 800-Flowers, Guitar Center, House of Blues and Domaine.

     Ray Chung became a director of Doane and Doane Pet Care Enterprises, Inc. in August 1998. He is a partner in Dartford Partnership, L.L.C. and an Executive Vice President of Aurora Foods Inc. Mr. Chung previously served as Executive Vice President and a director of Windy Hill. Mr. Chung served as a director, Executive Vice President and Chief Financial Officer of Windmill Corporation from 1989 to 1995 and as a director, Executive Vice President and Chief Financial Officer of Wyndham Foods Inc. from 1985 to 1990. From May 1984 to September 1985, Mr. Chung served as Vice President -- Finance for the Kendall Company. Between 1981 and 1984, Mr. Chung served as Vice President -- Finance for Riviana Foods, Inc. Both the Kendall Company and Riviana Foods, Inc. were subsidiaries of the Colgate-Palmolive Company at the time.

     Stephen C. Sherrill became a director of Doane and Doane Pet Care Enterprises, Inc. in August 1998. He has been a Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc. since its formation in 1995. Bruckmann, Rosser, Sherrill & Co., Inc. is the management company for Bruckmann, Rosser, Sherrill & Co., L.P. Mr. Sherrill previously served as a director of Windy Hill. Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 through 1994. Previously, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Sherrill is a director of Galey & Lord, Inc., Jitney-Jungle Stores of America, Inc., B&G Foods, Inc., HealthPlus Corporation, Alliance Laundry Systems, L.L.C. and Mediq, Inc.

ITEM 11 -- EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the Chief Executive Officer of Doane and certain other persons serving as executive officers for the fiscal year ended December 31, 1998 who earned $100,000 or more in combined salary and bonus during such year (collectively, the "Named Executive Officers").

                                                                LONG-TERM
                                                               COMPENSATION
                                                                  AWARDS
                                                               ------------
                                               ANNUAL           SECURITIES
                                           COMPENSATION(1)      UNDERLYING
 NAME AND PRINCIPAL POSITION    FISCAL   -------------------   OPTIONS/SARS      ALL OTHER
           AT DOANE              YEAR     SALARY     BONUS         (#)         COMPENSATION
Douglas J. Cahill(2)..........   1998    $327,082   $424,000       25,000       $1,778,538(3)(4)(6)(10)
  President and Chief            1997      91,667    100,000      100,000          305,717(5)(6)
     Executive Officer
Thomas R. Heidenthal..........   1998     199,583    166,950           --          303,198(3)(4)
  Senior Vice President and      1997     145,833     93,000       50,000           47,023(5)
     Chief Financial Officer
Bob L. Robinson(7)............   1998     183,000    800,000           --          299,300(8)(9)
                                 1997     366,000    569,294           --           38,712(9)
                                 1996     366,000    420,289      125,000           37,052(9)
Richard D. Wohlschlaeger......   1998     152,361     92,750        9,500          170,810(3)(4)
  Vice President, Sales          1997     116,616     40,000           --              794
     and Marketing               1996     109,853     22,380        9,500               --
Richard A. Hannasch...........   1998     147,917     92,750           --          186,327(3)(4)
  Vice President, Fulfillment    1997     108,627     40,000           --           30,794(5)
                                 1996      22,222         --       18,000               --
David L. Horton...............   1998     154,583     92,750       15,000          154,711(3)(4)
  Vice President,                1997      14,071         --           --           80,794(6)
     Manufacturing
     and Engineering

---------------

(1) Amounts exclude perquisites and other personal benefits because that compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each executive officer.

(2) Mr. Cahill served as Doane's Chief Operating Officer from September 1997 to January 1998, became Doane's President in January 1998 and became Doane's Chief Executive Officer in July 1998. Annual compensation amounts for 1997 represent compensation for the portion of 1997 of which Mr. Cahill was employed by Doane.

(3) Includes bonuses received in connection with the Windy Hill acquisition as follows: Mr. Cahill -- $750,000; Mr. Heidenthal -- $250,000; Mr. Wohlschlaeger -- $100,000; Mr. Hannasch -- $150,000; and Mr.
     Horton -- $100,000.

(4)  Includes relocation expenses and gross up for taxes as follows: Mr.
     Cahill -- $94,010; Mr. Heidenthal -- $43,670; Mr. Wohlschlaeger -- $61,282; Mr. Hannasch -- $26,798; and Mr. Horton -- $45,183.

(5) Includes relocation expenses and gross up for taxes of $128,335 for Mr. Cahill, $44,641 for Mr. Heidenthal and $30,000 for Mr. Hannasch.

(6) Includes sign-on bonuses as follows: Mr. Cahill -- $175,000 (in each of 1997 and 1998); and Mr. Horton -- $80,000.

(7) Mr. Robinson served as Doane's Chief Executive Officer until his resignation effective June 30, 1998. Upon his resignation, options for 50,500 shares of common stock of Doane Pet Care Enterprises, Inc. were terminated. See "-- Stock Option Exercises" and "-- Employment and Termination Agreements."

(8) Includes compensation of $183,000 under Mr. Robinson's retirement agreement dated June 30, 1998, supplemental retirement benefits of $60,745 under Mr. Robinson's employment agreement and amounts vested under Doane's deferred compensation plan set forth in footnote 9 below.

(9) Includes the following amounts vested under Doane's deferred compensation plan: 1998 -- $53,950; 1997 -- $34,860; and 1996 -- $33,200.

(10) Includes compensation of $750,000, which is the difference between the fair market value and the exercise price of options for 25,000 shares of common stock of Doane Pet Care Enterprises, Inc. that Mr. Cahill received and exercised in fiscal 1998.

EMPLOYMENT AND RETIREMENT AGREEMENTS

     Doane entered into employment agreements with Messrs. Cahill, Heidenthal, Wohlschlaeger, Hannasch and Horton, effective January 1, 1998. The terms of their employment agreements are substantially similar except for salary and bonus amounts. Mr. Cahill's current base salary is $400,000 with a base bonus of 100% of base salary. Mr. Heidenthal's current base salary is $225,000 with a base bonus of 70% of base salary and Messrs. Wohlschlaeger, Hannasch and Horton's current base salary is $175,000 with a base bonus of 50% of base salary. Earnings targets are established annually by our board of directors under our annual bonus program. The base bonus is linked to achievement of targeted earnings. There is no cap on additional bonuses in the employment agreements. Each employment agreement provides for a term of two to three years with automatic one year extensions. The agreements are subject to early termination for cause without severance. The employment agreements for Messrs. Wohlschlaeger, Hannasch and Horton provide (1) that terminations without cause entitle the executive to receive severance payments equal to one year's base salary and bonus and (2) for a one year non-competition agreement commencing upon termination for any reason. The employment agreements of Messrs. Heidenthal and Cahill contain similar provisions except that the severance and non-competition terms are two years and three years, respectively. Pursuant to his employment agreement, Mr. Cahill was paid a sign-on bonus of $175,000 in 1997 and an additional $175,000 in 1998.

     Doane entered into a retirement agreement with Mr. Robinson effective June 30, 1998 pursuant to which Mr. Robinson resigned from employment with Doane and Doane Pet Care Enterprises, Inc. Pursuant to his retirement agreement, we paid Mr. Robinson his base salary, at the rate in effect on his retirement date of June 30, 1998, through December 31, 1998. We also paid Mr. Robinson an annual bonus for 1998 in the amount of $800,000, which bonus was in lieu of any bonus Mr. Robinson was entitled to receive under the terms of his employment agreement with us effective as of September 1, 1994. Effective as of his retirement date, options for 18,000 shares of the common stock of Doane Pet Care Enterprises, Inc. issued under the terms of two stock option agreements dated November 1, 1996 became fully vested.

COMPENSATION OF DIRECTORS

     No compensation is paid by us to our directors.

     Certain directors of Doane and Doane Pet Care Enterprises, Inc. are partners or directors of entities that received fees in connection with the Windy Hill acquisition, the exchange offer for Doane's senior notes and Windy Hill's notes, the tender offer for Doane's senior notes and the repayment of bridge financing incurred in connection with the tender offer for the Windy Hill notes. See Item 13 -- "Certain Relationships and Related Transactions."

STOCK OPTION AND STOCK PURCHASE PLANS

     Effective as of November 1, 1996, our parent adopted its 1996 Management Stock Purchase Plan and its 1996 Stock Option Plan, as amended. Under the 1996 Stock Option Plan, 750,000 shares are authorized for issuance and as of February 28, 1999, options to acquire 136,155 shares of the common stock of Doane Pet Care Enterprises, Inc. had been exercised and 417,400 shares were reserved for issuance under the plan. The stock option and purchase plans are intended to encourage certain of our employees to develop a sense of proprietorship and personal involvement in the development and financial success of our company.

     Effective as of June 19, 1997, our parent adopted the 1997 Management Stock Purchase Plan. Pursuant to the 1996 Management Stock Purchase Plan and the 1997 Management Stock Purchase Plan, 125,000 shares of common stock of Doane Pet Care Enterprises, Inc. were sold for $10.00 per share to certain key employees, including sales of 50,000 shares to Mr. Heidenthal, 11,500 shares to Mr. Wohlschlaeger and 11,500 shares to Mr. Hannasch.

     In connection with the proposed initial public offering of common stock of Doane Pet Care Enterprises, Inc., Doane Pet Care Enterprises, Inc. plans to adopt the 1999 Stock Incentive Plan. The number of shares of common stock of Doane Pet Care Enterprises, Inc. that may be issued under the 1999 plan may not exceed 1.05 million shares. The 1999 plan will provide for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, options that do not qualify as incentive stock options, restricted stock awards and stock appreciation rights. The 1999 plan will be administered by the board of directors or a committee selected by the board of directors. In general, the committee will be authorized to select the recipients of awards and to establish the terms and conditions of those awards.

     The price at which a share of common stock of Doane Pet Care Enterprises, Inc. may be purchased upon exercise of an option granted under the 1999 plan will be determined by the committee, but (a) in the case of an incentive stock option, the purchase price will not be less than the fair market value of a share of common stock of Doane Pet Care Enterprises, Inc. on the date the option is granted and (b) in the case of an option that does not qualify as an incentive stock option, the purchase price will not be less than 50% of the fair market value of a share of common stock of Doane Pet Care Enterprises, Inc. on the date the option is granted. Additionally, a stock appreciation right may be granted in connection with the grant of an option. A stock appreciation right allows the holder to surrender the right to purchase shares under the related option in return for a payment in cash, shares of common stock of Doane Pet Care Enterprises, Inc., or a combination thereof, in an amount equal to the difference between the fair market value of the shares of common stock of Doane Pet Care Enterprises, Inc. on the date the right is exercised and the purchase price for those shares under the related option.

     Shares of common stock of Doane Pet Care Enterprises, Inc. that are the subject of a restricted stock award under the 1999 plan will be subject to restrictions on disposition by the holder and an obligation of such holder to forfeit and surrender the shares under certain circumstances.

     The 1999 plan will provide that if (a) Doane Pet Care Enterprises, Inc. is involved in a merger or consolidation pursuant to which its stockholders immediately prior to the transaction own less than 50% of the total voting power of the outstanding voting stock of the surviving entity immediately after the transaction or (b) any person, entity or group acquires or gains ownership or control of more than 50% of the outstanding shares of Doane Pet Care Enterprises, Inc.'s voting stock, then, except as provided in any award agreement, outstanding awards will immediately vest and become exercisable or satisfiable, as applicable. In addition, upon the occurrence of any such event, each outstanding option will continue to be exercisable for the remainder of the applicable option term unless the committee determines that, in connection with the transaction, the option must be exercised in full or surrendered in exchange for a payment in cash, securities or other property.

STOCK OPTION GRANTS

     The following table sets forth, as of December 31, 1998, certain information as to options granted in 1998 under the 1996 Stock Option Plan to the Named Executive Officers. As of December 31, 1998, options for 124,500 shares of common stock of Doane Pet Care Enterprises, Inc. had been exercised by the Named Executive Officers.

                                                                     INDIVIDUAL GRANTS
                                                  -------------------------------------------------------
                                                      NUMBER OF        % OF TOTAL   EXERCISE
                                                      SECURITIES        OPTIONS      PRICE
                                                  UNDERLYING OPTIONS   GRANTED TO     PER      EXPIRATION
                      NAME                            GRANTED(#)       EMPLOYEES     SHARE        DATE
Douglas J. Cahill...............................        25,000            27.3%      $10.00       1999(1)
Richard D. Wohlschlaeger........................         9,500            10.4        20.00       2008
David L. Horton.................................        15,000            16.4        20.00       2008

---------------

(1) Mr. Cahill was issued 25,000 options on May 1, 1998 with a term of one year, all of which he exercised on June 1, 1998.

STOCK OPTION EXERCISES

     The following table sets forth certain information with respect to exercises by the Named Executive Officers of stock options during fiscal year 1998 and the number of shares underlying unexercised stock options held by those officers as of December 31, 1998.

                    AGGREGATED OPTION EXERCISES IN LAST YEAR

                                                                                 NUMBER OF SHARES
                                                                                    UNDERLYING
                                                               SHARES           UNEXERCISED OPTIONS
                                                              ACQUIRED      ---------------------------
                          NAME                              ON EXERCISE     EXERCISABLE   UNEXERCISABLE
Douglas J. Cahill........................................      50,000         18,750         56,250
Thomas R. Heidenthal.....................................      --             16,200         33,800
Richard D. Wohlschlaeger.................................      --              6,194         12,806
Richard A. Hannasch......................................      --              6,344         11,656
David L. Horton..........................................      --              3,000         12,000
Bob L. Robinson*.........................................      74,500              0              0

---------------

* Effective as of Mr. Robinson's retirement on June 30, 1998, options for 18,000 shares of common stock of Doane Pet Care Enterprises, Inc. issued under the terms of two stock option agreements dated November 1, 1996 became fully vested and his remaining unexercised options for 50,500 shares were terminated.

OTHER COMPENSATORY ARRANGEMENTS

     Employee Retirement Plan. On May 31, 1998, we terminated our employee retirement plan. The retirement plan was a non-contributory, tax qualified plan that provided retirement benefits based on the employee's tenure with Doane and average monthly compensation. We are currently structuring a plan for liquidating the retirement plan and anticipate providing a lump sum payment that former plan participants may elect to contribute to the newly established Savings and Investment Plan (see "-- 401(k) Plans") or to use to purchase annuities.

     401(k) Plans. As of June 1, 1998 we adopted our Savings and Investment Plan for eligible employees not covered by collective bargaining arrangements and our Savings and Investment Plan -- Union Plan for eligible union employees at the Joplin, Missouri plant. The plans are intended to be qualified retirement plans under the Internal Revenue Code. Both plans permit employee contributions between 1% and 15% of pre-tax earnings subject to annual dollar limits set by the IRS, an annual employer profit sharing contribution of $400 for each eligible participant and a variety of investment options. The Savings and Investment Plan also includes an employer matching contribution in an amount equal to 50% of participant contribution, up to 6% of compensation. Vesting for the employer match is 25% per year for each full year of service.

     Windy Hill adopted the Windy Hill Pet Food Company, Inc. Profit Sharing and Savings Plan on March 1, 1995, as amended. The plan is intended to be a qualified plan under the Internal Revenue Code. It permits employee contributions from 1% to 15% of pre-tax earnings subject to annual dollar limits set by the IRS. Of this amount, we will match 50% of the first 6% of the employee contribution. In addition, the plan provides for contribution to participant accounts of amounts equal to 2 1/2% of the employee's compensation.

     Non-Qualified Salary Continuation Agreements. Doane has entered into agreements with all Named Executive Officers to provide benefits to those employees or their beneficiaries in the event of the death of the employee or retirement by the employee at age 65 or on or after age 55 with 20 years of service with Doane. If the employee remains employed until age 65, the employee, or the employee's beneficiary, will receive an annual retirement benefit payable for 10 years in accordance with a specified formula. If the employee terminates employment before age 65 but after age 55 and with 10 years of service with Doane, the employee's retirement benefit will be reduced in accordance with percentages specified in the agreement, depending upon the employee's age at retirement ranging from 100% at age 65 to 55.8% at age 55.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of our issued and outstanding shares of common stock are held by Doane Pet Care Enterprises, Inc. As of February 28, 1999, we had 1,200,000 shares of preferred stock issued and outstanding, 200,000 of which were held by CMIHI and 1,000,000 of which were held by qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933. The following table sets forth certain information regarding the beneficial ownership of Doane Pet Care Enterprises, Inc.'s common stock as of February 28, 1999 by (i) each director,
(ii) each Named Executive Officer, (iii) each person who is known by Doane to own beneficially 5% or more of the common stock of Doane Pet Care Enterprises, Inc., (iv) all parties to the investors' agreement as a group and (v) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares indicated as owned by that person. Certain of Doane Pet Care

Enterprises, Inc.'s principal stockholders are parties to the investors' agreement. See Item 13 -- "Certain Relationships and Related
Transactions -- Investors' Agreement."

                                                           SHARES OF
                                                          COMMON STOCK     PERCENT OF
                                                          BENEFICIALLY    OUTSTANDING
              NAME OF BENEFICIAL OWNER(1)                    OWNED        COMMON STOCK
              ---------------------------                 ------------    ------------
Summit/DPC Partners, L.P.(2)............................      720,000         15.7%
DLJMB(3)................................................    1,128,732         19.7
CMIHI(4)................................................      915,746         19.0
Bruckmann, Rosser, Sherrill & Co., L.P.(5)(11)..........      743,869(10)     16.2
Dartford Partnership, L.L.C.(6)(11).....................      683,467         14.9
PNC Capital Corp(11)....................................      162,008          3.5
Laura Hawkins Mansur(7).................................      828,000         18.0
Peter T. Grauer(3)......................................    1,128,732         19.7
George B. Kelly(2)......................................      720,000         15.7
Jeffrey C. Walker(4)....................................      915,746         19.0
Ray Chung(6)............................................      683,467         14.9
Stephen C. Sherrill(5)..................................      743,869         16.2
M. Walid Mansur(7)......................................      828,000         18.0
Bob L. Robinson(8)......................................      274,500          6.0
Douglas J. Cahill(9)....................................       68,750          1.5
Thomas R. Heidenthal(9).................................       66,200          1.4
Richard D. Wohlschlaeger(9).............................       21,444            *
Richard A. Hannasch(9)..................................       21,594            *
David L. Horton(9)......................................        6,750            *
All parties to the investors' agreement as a group......    5,805,416         96.8
All executive officers and directors as a group(14
  persons)..............................................    5,548,516         92.1

---------------

* Represents less than one percent.

 (1) The address of Summit/DPC Partners, L.P. ("Summit") and Mr. Kelly is 8 Greenway Plaza, Suite 714, Houston, Texas 77046. The address of DLJMB and Mr. Grauer is 277 Park Avenue, New York, New York 10172. The address of CMIHI and Mr. Walker is 380 Madison Avenue, 12th floor, New York, New York 10017. The address of Bruckmann, Rosser, Sherill & Co., L.P. ("BRS") and Mr. Sherrill is 126 East 56th Street, New York, New York 10022. The address of Dartford Partnership, L.L.C. ("Dartford") and Mr. Chung is 456 Montgomery, Suite 2200, San Francisco, California 94109. The address of Mr. Robinson, Mr. Cahill, Mr. Heidenthal, Mr. Wohlschlaeger, Mr. Hannasch, Mr. Horton, Laura Hawkins Mansur and Mr. Mansur is 103 Powell Court, Suite 200, Brentwood, Tennessee 37027. The address of PNC Capital Corp is 3150 CNG Tower, 625 Liberty Avenue, Pittsburgh, Pennsylvania 15222.

 (2) Summit is a limited partnership of which SCI serves as the general partner. Mr. Kelly, a director of Doane, is Chairman of the Board and a stockholder of SCI. Mr. Kelly may be deemed to beneficially own the shares indicated because of Mr. Kelly's affiliation with Summit. Mr. Kelly disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Exchange Act.

 (3) All of the shares indicated as owned by DLJMB are shares that may be acquired by DLJMB within 60 days pursuant to the exercise of warrants. Of the shares indicated, warrants to purchase 531,687, 237,740, 13,784, 214,410 and 131,111 shares are held by DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc. and DLJ First ESC, L.P., respectively. DLJMB is a limited partnership, the general partner of which is DLJ Merchant Banking, Inc., an affiliate of DLJSC. Mr. Grauer is a director of Doane and serves as a Managing Director of DLJ Merchant Banking, Inc. and, as such, may be deemed to beneficially own such shares. Mr. Grauer disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

 (4) Represents shares held by CMIHI and related parties. Of the 915,746 shares indicated as owned by CMIHI, (i) 107,000 represent shares of Class A Common Stock, (ii) 583,000 represent shares of Class B Common Stock and (iii) 225,746 are shares issuable within 60 days upon exercise of warrants. Mr. Walker, a director of Doane, is Managing General Partner of Chase Capital Partners, an affiliate of CMIHI, and may be deemed to beneficially own the shares indicated as owned by CMIHI. Mr. Walker disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

 (5) Includes shares held by BRS and certain other entities and individuals affiliated with BRS. Mr. Sherrill, a director of Doane, is a principal of BRS and in addition to the 14,535 shares individually owned by him, and approximately 406 shares beneficially owned by him through his interest in Windy Hill Pet Food Company, L.L.C., as discussed in footnote 10 below, he may be deemed to beneficially own 729,334 shares beneficially owned by BRS and certain other entities and individuals affiliated with BRS. Mr. Sherrill disclaims beneficial ownership of those 729,334 shares within the meaning of Rule 13d-3 of the Exchange Act.

 (6) The shares indicated as owned by Dartford are beneficially owned by Windy Hill Pet Food Company, L.L.C. and certain other entities and individuals affiliated with Windy Hill Pet Food Company, L.L.C. Dartford beneficially owns 142,250 of the 683,467 shares and is the entity that controls Windy Hill Pet Food Company, L.L.C. Mr. Chung, a director of the Company, is a partner in Dartford and a managing member of Windy Hill Pet Food Company, L.L.C. and in addition to the 38,655 shares beneficially owned by him pursuant to his interest in Windy Hill Pet Food Company, L.L.C., he may be deemed to beneficially own an additional 644,812 shares beneficially owned by Windy Hill Pet Food Company, L.L.C. and certain other entities and individuals affiliated with Windy Hill Pet Food Company, L.L.C., other than himself. Mr. Chung disclaims beneficial ownership of these 644,812 shares within the meaning of Rule 13d-3 of the Exchange Act.

 (7) Of the shares indicated as owned by Mr. and Mrs. Mansur, 350,000 are held in Mr. Mansur's name, 403,000 are owned by Mrs. Mansur and 125,000 are held in trust for their children. The shares held by Mrs. Mansur and the Mansurs' children may be deemed to be beneficially owned by Mr. Mansur; Mr. Mansur disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act. The shares held by Mr. Mansur and the Mansur's children may be deemed to be beneficially owned by Mrs. Mansur; Mrs. Mansur disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

 (8) Of the shares indicated as owned by Mr. Robinson, 38,500 are held in Mr. Robinson's name, 140,000 are held in a limited partnership of which Mr. Robinson is the managing partner, 48,000 are held in trust for Mr. Robinson and 48,000 are held in trust for Mr. Robinson's wife, Jeanine L. Robinson. The shares held by the partnership and in Mr. Robinson's wife's trust may be deemed to be beneficially owned by Mr. Robinson; Mr. Robinson disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

 (9) Amounts include 18,750 options granted to Mr. Cahill, 16,200 options granted to Mr. Heidenthal, 6,194 options granted to Mr. Wohlschlaeger, 6,344 options granted to Mr. Hannasch and 3,000 options granted to Mr. Horton, all of which are exercisable within 60 days.

(10) Excludes approximately 21,046 shares beneficially owned by BRS and certain other entities and individuals affiliated with BRS pursuant to such parties interests in Windy Hill Pet Food Company, L.L.C., including approximately 406 shares beneficially owned by Mr. Sherrill. In addition to the shares to which Mr. Sherrill disclaims beneficial ownership in footnote 5 above, Mr. Sherrill disclaims beneficial ownership of the remaining approximately 20,640 shares owned by BRS and the other entities and individuals affiliated with BRS, other than himself, pursuant to such parties interests in Windy Hill Pet Food Company, L.L.C. within the meaning of Rule 13d-3 of the Exchange Act.

(11) BRS, Dartford and PNC Capital Corp comprise the former shareholders of Windy Hill. Together they own 1,589,344 shares of common stock, or 34.6% of the outstanding shares of common stock.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTORS' AGREEMENT

     In connection with the Windy Hill acquisition, Doane Pet Care Enterprises, Inc., Doane, Summit, SCI, CMIHI and an affiliate thereof, DLJMB and certain of its affiliates, all of the stockholders of Windy Hill and certain other stockholders of Doane entered into an investors' agreement. The investors' agreement contains provisions concerning the governance of Doane Pet Care Enterprises, Inc. and Doane, restrictions on the transferability of the securities of Doane Pet Care Enterprises, Inc. and Doane acquired by the stockholders and registration rights for those securities. The governance provisions of the investors' agreement provide that the board of directors of Doane and Doane Pet Care Enterprises, Inc. will consist of eight members, of whom:

     - two will be designated by SCI on behalf of the Summit investors (each, a Summit designee),

     - one will be designated by CMIHI (the Chase designee),

     - one will be the Windy Hill representative designated on behalf of the Windy Hill investors (the Windy Hill designee),

     - one will be the chief executive officer of Doane and

     - one (the Kelly designee) will be designated by George B. Kelly, as long as Mr. Kelly is one of the Summit designees, or by the Summit designees, acting jointly, if Mr. Kelly is not then one of the Summit designees.

     If at any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by the Summit investors is less than 50% of the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned as of August 3, 1998, the Summit investors will only have the right to designate one individual in addition to the Kelly designee. Notwithstanding the foregoing, at any time any of CMIHI's, the Summit investors' or the Windy Hill investors' respective percentage ownership is less than 5%, that person or group will not have the further right to designate any individual to the boards of directors of Doane or Doane Pet Care Enterprises, Inc. pursuant to the investors' agreement. In addition, until the earlier of August 3, 1999 and the date the Windy Hill investors no longer have the right to designate any individual to the boards of directors of Doane and Doane Pet Care Enterprises, Inc., Windy Hill Pet Food Company L.L.C. will have the right to designate one observer to the boards. DLJMB and its affiliates are not parties to the governance provisions of the investors' agreement.

     The investors' agreement also provides for certain registration rights for the benefit of the stockholders. Doane Pet Care Enterprises, Inc. will not be obligated to effect more than three demand registrations for the Summit investors, collectively, three demand registrations for the DLJ entities, collectively, three demand registrations for the Windy Hill investors, collectively, and three demand registrations for CMIHI. Following the date Doane Pet Care Enterprises, Inc. is eligible to use Form S-2 or S-3 for registration of its securities, demand registrations on Form S-2 or S-3 for the DLJ entities, CMIHI, the Summit investors and the Windy Hill investors will be unlimited. The stockholders also have piggy-back registration rights if Doane Pet Care Enterprises, Inc. proposes to register any of its common stock or warrants, or if Doane proposes to register any of our preferred stock under the Securities Act.

TRANSACTIONS WITH DLJMB AND ITS AFFILIATES

     In 1995, DLJSC entered into a financial advisory agreement with Doane Pet Care Enterprises, Inc. and Doane that will terminate upon completion of an initial public offering by Doane Pet Care Enterprises, Inc. The financial advisory agreement provides for an annual retainer fee of $100,000 plus reimbursable expenses.

     In connection with our acquisition by our parent, DLJMB purchased 1,000,000 shares of our preferred stock and warrants to purchase 1,128,732 shares of common stock of Doane Pet Care Enterprises, Inc. for an aggregate purchase price of $25 million. In December 1997, DLJMB and certain of its affiliates sold their shares of our preferred stock to DLJSC, who thereupon sold the shares to qualified institutional buyers, as defined in Rule 144A under the Securities Act. DLJMB is also a party to the investors' agreement described above. Mr. Grauer, a Managing Director of DLJMB, is a member of the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

     DLJMB is an affiliate of DLJSC and DLJ Capital Funding, Inc. ("DLJ Capital"). DLJSC and DLJ Capital and their affiliates perform various investment banking and commercial banking services from time to time for us and for Doane Pet Care Enterprises, Inc. DLJ Capital serves as an agent bank and a lender to us under our senior credit facility. DLJSC served as financial advisor to Doane Pet Care Enterprises, Inc. in connection with the Windy Hill acquisition and received fees of $1.0 million. DLJSC also served as dealer manager in connection with the tender offer for our senior notes and for the exchange offer for our senior notes and Windy Hill's notes. DLJ Bridge Finance, Inc., an affiliate of DLJSC, also provided, together with an affiliate of CMIHI, a bridge loan to us in connection with our refinancing transactions. DLJSC and DLJ Capital received approximately $3.8 million in connection with our refinancing transactions. DLJSC, DLJ Capital and their affiliates have received, and will receive, customary compensation for acting in the foregoing capacities.

TRANSACTIONS WITH SCI

     SCI is the general partner of Summit, which is the owner of 720,000 shares of common stock of Doane Pet Care Enterprises, Inc. In addition to certain payments of fees and reimbursements for out-of-pocket expenses in connection with our acquisition in 1995, SCI entered into a management advisory agreement with Doane for a term of five years or until such time as Doane Pet Care Enterprises, Inc. consummates an initial public offering of its common stock resulting in the receipt by Doane Pet Care Enterprises, Inc. of at least $35 million in gross proceeds, whichever is shorter, and pursuant to which Doane will pay SCI an annual fee of $200,000 plus reimbursable expenses.

     SCI received fees of $2.0 million in connection with the acquisition of Windy Hill. SCI and Summit are also parties to the investors' agreement. In accordance with the investors' agreement, SCI has designated Messrs. Kelly and Mansur to the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

TRANSACTIONS WITH CMIHI AND AFFILIATES

     CMIHI is an affiliate of Chase Securities Inc. ("CSI") and The Chase Manhattan Bank ("Chase"). CMIHI and an affiliate of CMIHI own:

     - 200,000 shares of our preferred stock that will be repurchased by Doane in connection with Doane Pet Care Enterprises, Inc.'s initial public offering of common stock,

     - 107,000 shares of Class A common stock of Doane Pet Care Enterprises, Inc. and 583,000 shares of Class B (non-voting) common stock of Doane Pet Care Enterprises, Inc. and

     - warrants to purchase 225,746 shares of common stock of Doane Pet Care Enterprises, Inc.

     CMIHI received fees of $1,000,000 and CSI received fees of $500,000 in connection with the acquisition of Windy Hill. In addition, CMIHI is a party to the investors' agreement. In accordance with the investors' agreement, CMIHI has designated Jeffrey C. Walker, the Managing General Partner of Chase Capital Partners, which is an affiliate of CMIHI, to the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

     CSI, Chase and their affiliates perform various investment banking and commercial banking services from time to time for Doane and its affiliates. Chase serves as an agent bank and a lender, and CSI served as a co-arranger, to us under the senior credit facility. Chase also acted as agent bank and a lender under Windy Hill's prior credit facility, which was repaid in connection with our refinancing transactions. CSI acted as an initial purchaser of the May 1997 offering of the Windy Hill notes. CSI acted as financial advisor to Windy Hill in connection with the acquisition of Windy Hill. CSI also acted as dealer manager in connection with Doane's exchange offer for its senior notes and Windy Hill's notes. An affiliate of CMIHI also provided, together with an affiliate of DLJSC, a bridge loan to Doane in connection with our refinancing transactions.

CSI, Chase and their affiliates received approximately $3.9 million in connection with the refinancing transactions. CSI, Chase and their affiliates have received, and will receive, customary compensation for acting in the foregoing capacities.

TRANSACTIONS WITH M. WALID MANSUR

     M. Walid Mansur, a director of Doane and Doane Pet Care Enterprises, Inc., was paid $500,000 for services rendered in connection with our acquisition in 1995 and related financings. Mr. Mansur owns 375,000 shares of common stock of Doane Pet Care Enterprises, Inc., Mr. Mansur's spouse, Laura Hawkins Mansur, owns 403,000 shares of common stock of Doane Pet Care Enterprises, Inc. and 75,000 shares of common stock of Doane Pet Care Enterprises, Inc. are held in trust for their children.

OTHER TRANSACTIONS

     In addition to the fees paid to CMIHI, DLJSC and SCI in connection with the acquisition of Windy Hill, Dartford received a fee of $3.0 million and BRS received a fee of $1.0 million. BRS also was paid $500,000 at the closing of the acquisition of Windy Hill, representing a deferred transaction fee earned by BRS in connection with Windy Hill's acquisition of certain assets from Heinz Inc. in April 1996.

     We believe that the terms of the transactions described above were no less favorable to us than could have been obtained from unaffiliated parties.

                                    PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

(1) Financial Statements

(3) Exhibits

           The following exhibits are filed as part of this report:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of Doane Pet Care Company
                            (incorporated by reference to Exhibit 3.1 to Doane Pet
                            Care Company's Registration Statement on Form S-1, Reg.
                            No. 33-98110 (the "Form S-1"))
          3.2            -- Certificate of Amendment to Certificate of Incorporation
                            of Doane Pet Care Company (incorporated by reference to
                            Exhibit 3.2 to Doane Pet Care Company's Annual Report on
                            Form 10-K for the year ended December 31, 1997 (the "1997
                            Form 10-K"))
          3.3            -- Bylaws of Doane Pet Care Company (incorporated by
                            reference to Exhibit 3.2 to the Form S-1)
          4.1            -- Indenture dated November 12, 1998 between Doane Pet Care
                            Company and Wilmington Trust Company (incorporated by
                            reference to Exhibit 10.10 of Doane Pet Care Enterprises,
                            Inc.'s Registration Statement on Form S-1, Reg. No. 333-
                            61027 ("Enterprises' Form S-1"))
          4.2            -- Registration Agreement among Doane Pet Care Company,
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            Chase Securities Inc. dated November 12, 1998
                            (incorporated by reference to Exhibit 4.2 to Doane Pet
                            Care Company's Registration Statement on Form S-4, Reg.
                            No. 333-70757 (the "Form S-4"))

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          9.1            -- Amended and Restated Investors' Agreement dated as of
                            August 3, 1998 among Doane Pet Care Company, Doane Pet
                            Care Enterprises, Inc., Summit Capital Inc., Summit/DPC
                            Partners, L.P., Chase Manhattan Investment Holdings,
                            Inc., Baseball Partners, DLJ Merchant Banking Partners,
                            L.P., DLJ International Partners, C.V., DLJ Offshore
                            Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ
                            First ESC, L.P., Dartford Partnership, L.L.C., Bruckmann,
                            Rosser, Sherrill & Co., L.P., PNC Capital Corp, Windy
                            Hill Pet Food Company, L.L.C. and certain other persons
                            named therein (incorporated by reference to Exhibit 9.1
                            of Enterprises' Form S-1)
          9.2            -- First Amendment to First Amended and Restated Investors'
                            Agreement dated as of October 14, 1998 among Doane Pet
                            Care Company, Doane Pet Care Enterprises, Inc., Summit
                            Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                            Investment Holdings, Inc., Baseball Partners, DLJ
                            Merchant Banking Partners, L.P., DLJ International
                            Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                            Banking Funding, Inc., DLJ First ESC, L.P., Dartford
                            Partnership, L.L.C., Bruckmann, Rosser, Sherrill & Co.,
                            L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                            L.L.C. and certain other persons named therein
                            (incorporated by reference to Exhibit 9.2 of the Form
                            S-4)
          9.3            -- Second Amendment to First Amended and Restated Investor's
                            Agreement dated as of February 4, 1999 among Doane Pet
                            Care Company, Doane Pet Care Enterprises, Inc., Summit
                            Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                            Investment Holdings, Inc., Baseball Partners, DLJ
                            Merchant Banking Partners, L.P., DLJ International
                            Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                            Banking Funding, Inc., DLJ First ESC, L.P., Dartford
                            Partnership, L.L.C., Bruckmann, Rosser, Sherrill & Co.,
                            L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                            L.L.C. and certain other persons named therein
                            (incorporated by reference to Exhibit 9.3 to Enterprises'
                            Form S-1)
         10.1            -- Early Retirement Agreement and Release effective as of
                            June 30, 1998 between Doane Pet Care Company and Bob L.
                            Robinson (incorporated by reference to Exhibit 10.1 of
                            Enterprises' Form S-1)
         10.2            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Douglas J. Cahill (incorporated by
                            reference to Exhibit 10.3 to the 1997 Form 10-K)
         10.3            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Thomas R. Heidenthal (incorporated
                            by reference to Exhibit 10.4 to the 1997 Form 10-K)
         10.4            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Richard D. Wohlschlaeger
                            (incorporated by reference to Exhibit 10.4 to the Form
                            S-4)
         10.5            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Richard A. Hannasch (incorporated by
                            reference to Exhibit 10.5 to the Form S-4)
         10.6            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and David L. Horton (incorporated by
                            reference to Exhibit 10.6 to the Form S-4)
         10.7            -- Doane Pet Care Enterprises, Inc.'s 1996 Stock Option Plan
                            (incorporated by reference to Exhibit 10.7 to Doane Pet
                            Care Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.8            -- First Amendment to Doane Pet Care Enterprises, Inc.'s
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.8 to the 1997 Form 10-K)
         10.9            -- Second Amendment to Doane Pet Care Enterprises, Inc.'s
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.9 to the 1997 Form 10-K)
         10.10           -- Termination and Dissolution Agreement, dated March 25,
                            1998, between Flint River Mills, Inc. and Windy Hill Pet
                            Food Company, Inc. (incorporated by reference to the
                            Quarterly Report of Windy Hill Pet Food, Inc. on Form
                            10-Q filed on May 12, 1998)
         10.11           -- Revolving Credit and Term Loan Agreement dated as of
                            November 12, 1998 among Doane Pet Care Company, Doane Pet
                            Care Enterprises, Inc., The Chase Manhattan Bank, as
                            administrative agent, DLJ Capital Funding, Inc., as
                            syndication agent, and Mercantile Bank National
                            Association, as documentation agent, and the banks named
                            therein (incorporated by reference to Exhibit 10.11 of
                            Enterprises' Form S-1)
         10.12           -- Employment Agreement dated February 15, 1999, between
                            Doane Pet Care Company and Philip K. Woodlief
                            (incorporated by reference to Exhibit 10.14 to
                            Enterprises' Form S-1)
         21.1            -- List of subsidiaries of Doane Pet Care Company
                            (incorporated by reference to Exhibit 21.1 to the Form
                            S-4)
        *27.1            -- Financial Data Schedule

------------------------------

  * Filed herewith.

     (b) Reports on Form 8-K

     On June 18, 1998, Doane filed a current report on Form 8-K in connection with the execution of an Agreement and Plan of Merger dated June 10, 1998 between Doane, Doane Pet Care Enterprises, Inc., Windy Hill Pet Food Holdings, Inc. and the other parties named therein. An amendment to the Form 8-K was filed on August 13, 1998 to reflect the consummation of the merger pursuant to the merger agreement, which occurred on August 3, 1998. The amended Form 8-K contains pro forma financial statements for the combined company as of and for the year ended December 31, 1997, and as of and for the three-month period ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DOANE PET CARE COMPANY

                                            By:  /s/ THOMAS R. HEIDENTHAL

                                              ----------------------------------
                                                     Thomas R. Heidenthal
                                                    Senior Vice President
                                                 and Chief Financial Officer

                                                    Date: March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                                                       Chairman of the Board and        March 26, 1999
-----------------------------------------------------    Director
                   George B. Kelly

                /s/ DOUGLAS J. CAHILL                  Chief Executive Officer,         March 26, 1999
-----------------------------------------------------    President and Director
                  Douglas J. Cahill                      (Principal Executive
                                                         Officer)

              /s/ THOMAS R. HEIDENTHAL                 Senior Vice President and        March 26, 1999
-----------------------------------------------------    Chief Financial Officer
                Thomas R. Heidenthal                     (Principal Financial Officer
                                                         and Principal Accounting
                                                         Officer)

                                                       Director                         March 26, 1999
-----------------------------------------------------
                   Peter T. Grauer

                 /s/ M. WALID MANSUR                   Director                         March 26, 1999
-----------------------------------------------------
                   M. Walid Mansur

                 /s/ BOB L. ROBINSON                   Director                         March 26, 1999
-----------------------------------------------------
                   Bob L. Robinson

                                                       Director                         March 26, 1999
-----------------------------------------------------
                  Jeffrey C. Walker

                    /s/ RAY CHUNG                      Director                         March 26, 1999
-----------------------------------------------------
                      Ray Chung

               /s/ STEPHEN C. SHERRILL                 Director                         March 26, 1999
-----------------------------------------------------
                 Stephen C. Sherrill

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE

DOANE PET CARE COMPANY AND SUBSIDIARIES
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     1998...................................................   F-3
  Consolidated Statements of Income for the years ended
     December 31, 1996, 1997 and 1998.......................   F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1997 and 1998.......................   F-5
  Consolidated Statements of Stockholder's Equity and
     Comprehensive Income for the years ended December 31,
     1996, 1997 and 1998....................................   F-6
  Notes to Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Doane Pet Care Company:

     We have audited the accompanying consolidated balance sheets of Doane Pet Care Company and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doane Pet Care Company and subsidiaries at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/  KPMG LLP

Houston, Texas
February 25, 1999

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1997         1998
                                                              --------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $     --     $  3,349
  Trade accounts receivable, net of allowances..............    66,369       95,775
  Inventories, net..........................................    32,426       51,499
  Deferred tax asset........................................     1,252        3,749
  Prepaid expenses and other current assets.................     2,298       17,131
                                                              --------     --------
          Total current assets..............................   102,345      171,503
Property, plant, and equipment, net.........................    99,994      206,353
Goodwill and other intangible assets, net...................   122,882      299,631
Due from parent.............................................        --           80
Other assets................................................    12,963       31,501
                                                              --------     --------
          Total assets......................................  $338,184     $709,068
                                                              ========     ========

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current installments of long-term debt....................  $ 11,667     $ 12,889
  Accounts payable..........................................    42,422       79,013
  Accrued liabilities.......................................    22,611       49,878
                                                              --------     --------
          Total current liabilities.........................    76,700      141,780
Long-term debt, excluding current installments..............   188,743      446,281
Other long-term liabilities.................................     4,081        9,160
Deferred tax liability......................................     4,169        4,761
                                                              --------     --------
          Total liabilities.................................   273,693      601,982
Senior Preferred Stock, 3,000 shares authorized, 1,200
  shares issued.............................................    30,545       37,792
Stockholder's equity:
  Common Stock, par value $.0001, 1,000 shares authorized
     and issued.............................................         1            1
  Additional paid-in capital................................    41,674      105,669
  Accumulated other comprehensive income....................        --          489
  Accumulated deficit.......................................    (7,729)     (36,865)
                                                              --------     --------
          Total stockholder's equity........................    33,946       69,294
                                                              --------     --------
          Total liabilities and stockholder's equity........  $338,184     $709,068
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
Net sales..................................................  $513,217    $564,741    $686,663
Cost of goods sold.........................................   446,776     482,896     554,447
                                                             --------    --------    --------
Gross profit...............................................    66,441      81,845     132,216
Operating expenses:
  Promotion and distribution...............................    26,480      31,876      45,039
  Selling, general and administrative......................    11,512      14,384      26,266
  Amortization of intangibles..............................     3,538       3,601       6,468
  Transition expenses......................................        --          --       7,043
  Product recall...........................................        --          --       3,000
                                                             --------    --------    --------
          Income from operations...........................    24,911      31,984      44,400
Interest expense, net......................................    22,471      22,463      31,136
Non-recurring finance charge...............................     4,815          --       4,599
Other (income) expense, net................................        (2)       (102)        164
                                                             --------    --------    --------
          Income (loss) before income taxes and
            extraordinary loss.............................    (2,373)      9,623       8,501
Income tax expense (benefit)...............................      (855)      3,389       3,602
                                                             --------    --------    --------
          Income (loss) before extraordinary loss..........    (1,518)      6,234       4,899
Extraordinary loss, net of income tax benefit..............        --          --      26,788
                                                             --------    --------    --------
          Net income (loss)................................  $ (1,518)   $  6,234    $(21,889)
                                                             ========    ========    ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
             FOR THE YEARS ENDING DECEMBER 31, 1996, 1997 AND 1998

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................   $  (1,518)      $  6,234      $ (21,889)
  Items not requiring (providing) cash:
    Depreciation and amortization of intangibles............      10,135         10,971         17,877
    Extraordinary items.....................................          --             --         26,788
    Non-recurring finance fees..............................       4,815             --             --
    Noncash interest expense................................       1,022          1,170          1,564
    Stock compensation expense..............................          --             --            765
    Loss on sale of property and equipment..................          26            115             --
    Deferred income tax expense (benefit)...................        (855)         3,389          3,352
    Equity in foreign joint venture.........................          --           (186)          (273)
    Other...................................................         282             51            931
    Changes in current assets and liabilities (excluding
     amounts acquired):
      Accounts receivable...................................     (21,176)         1,910         (5,287)
      Inventories...........................................      (3,141)        (1,689)            72
      Prepaid expenses and other............................      (5,479)         3,818         (2,665)
      Accounts payable......................................      32,155         (8,881)        10,457
      Accrued expenses......................................       2,317          4,070          2,300
                                                               ---------       --------      ---------
         Net cash provided by operating activities..........      18,583         20,972         33,992
                                                               ---------       --------      ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment..............          26             39             72
  Capital expenditures, including interest
    capitalized.............................................      (7,901)       (14,437)       (23,327)
  Acquisition related payments..............................      (1,087)            --        (31,907)
  Investment in joint venture...............................      (1,979)            --            371
  Purchase of Industrial Development Bonds..................          --             --         (9,000)
  Other.....................................................        (548)          (763)        (1,509)
                                                               ---------       --------      ---------
         Net cash used in investing activities..............     (11,489)       (15,161)       (65,300)
                                                               ---------       --------      ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................     163,136          5,698        454,764
  Payment for debt issuance costs...........................      (5,909)          (468)       (11,356)
  Payment for Refinancing Transactions......................          --             --        (28,353)
  Net borrowings (repayments) under revolving credit
    agreement...............................................       1,475         (1,475)        32,000
  Principal payments on long-term debt......................    (167,746)       (10,416)      (400,533)
  Dividend to Parent........................................          --             --        (13,449)
  Capital contribution......................................         400            850          1,359
                                                               ---------       --------      ---------
         Net cash provided by (used in) financing
           activities.......................................      (8,644)        (5,811)        34,432
                                                               ---------       --------      ---------
         Effect of exchange rates on cash...................          --             --            225
                                                               ---------       --------      ---------
         Increase (decrease) in cash and cash equivalents...      (1,550)            --          3,349
Cash and cash equivalents, beginning of period..............       1,550             --             --
                                                               ---------       --------      ---------
Cash and cash equivalents, end of period....................   $      --       $     --      $   3,349
                                                               =========       ========      =========

                See accompanying notes to financial statements.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                          COMMON                                      ACCUMULATED
                                                          STOCK                                          OTHER
                                                          ------            PAID-IN    ACCUMULATED   COMPREHENSIVE
                                                          SHARES   AMOUNT   CAPITAL      DEFICIT        INCOME        TOTAL
                                                          ------   ------   --------   -----------   -------------   --------
Balances, December 31, 1995.............................  1,000     $ 1     $ 40,424    $   (314)        $ --        $ 40,111
  Net loss..............................................     --      --           --      (1,518)          --          (1,518)
  Preferred stock dividends.............................     --      --           --      (4,670)          --          (4,670)
  Accretion of preferred stock..........................     --      --           --      (1,076)          --          (1,076)
  Stock rights exercised................................     --      --          400          --           --             400
                                                          ------    ---     --------    --------         ----        --------
Balances, December 31, 1996.............................  1,000       1       40,824      (7,578)          --          33,247
  Net income............................................     --      --           --       6,234           --           6,234
  Preferred stock dividends.............................     --      --           --      (5,308)          --          (5,308)
  Accretion of preferred stock..........................     --      --           --      (1,077)          --          (1,077)
  Stock rights exercised................................     --      --          850          --           --             850
                                                          ------    ---     --------    --------         ----        --------
Balances, December 31, 1997.............................  1,000       1       41,674      (7,729)          --          33,946
  Comprehensive income (loss):
    Net loss............................................     --      --           --     (21,889)          --         (21,889)
    Comprehensive income, unrealized gain on foreign
      currency translation..............................     --      --           --          --          489             489
                                                                                                                     --------
         Total comprehensive loss.......................                                                              (21,400)
  Preferred stock dividends.............................     --      --           --      (6,170)          --          (6,170)
  Accretion of preferred stock..........................     --      --           --      (1,077)          --          (1,077)
  Stock compensation expense............................     --      --          765          --           --             765
  Dividend to Parent....................................     --      --      (13,449)         --           --         (13,449)
  Capital contribution..................................     --      --        1,359          --           --           1,359
  Capital contribution related to Windy Hill merger.....     --      --       75,320          --           --          75,320
                                                          ------    ---     --------    --------         ----        --------
Balances, December 31, 1998.............................  1,000     $ 1     $105,669    $(36,865)        $489        $ 69,294
                                                          ======    ===     ========    ========         ====        ========

          See accompanying notes to consolidated financial statements.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                        DECEMBER 31, 1996, 1997 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Doane Pet Care Company ("Company"), formerly Doane Products Company, manufactures dry and canned pet foods and operates a machine shop and a structural steel fabrication plant. The Company extends unsecured credit in the form of current accounts receivable, principally to large distributors and retailers throughout the United States, with credit extended to one customer approximating 70%, 65% and 50% of accounts receivable at December 31, 1996, 1997, and 1998, respectively.

  Principles of Consolidation

     On October 5, 1995, Doane Pet Care Enterprises, Inc. ("Parent") acquired the Company. The accompanying consolidated financial statements for December 31, 1996, 1997, and 1998, include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The Company is accounting for its 50% investment in a foreign joint venture under the equity method of accounting.

  Basis of Presentation

     Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 1998 presentation.

  52-Week Fiscal Year

     For the years ended December 31, 1996, 1997 and 1998, the Company's fiscal year end was a calendar year end. Effective January 1, 1999, the Company has implemented a fiscal year that ends on the Saturday nearest to the end of December.

  Cash and Cash Equivalents

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements and certificates of deposit.

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first out cost method.

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

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets include goodwill, trademarks and certain identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Trademarks and goodwill are being amortized over thirty and forty years using the straight-line method, respectively. Other intangible assets, primarily software, are being amortized using the straight-line method over periods ranging from four to five years. The Company's policy is to periodically evaluate such costs to determine whether there has been any impairment in value. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. Accumulated amortization of goodwill and other intangible assets was $7,300 and $13,039 at December 31, 1997 and 1998, respectively.

  Financial Instruments

     Fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate book value at December 31, 1997 and 1998. Fair value of debt is based upon market value, if traded, or discounted at the estimated rate the Company would incur currently on similar debt.

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

     Deferred losses on these outstanding contracts were $917 and $3,022 at December 31, 1997 and 1998, respectively.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

  Interest Rate Hedges

     The Company periodically uses interest rate hedges (swaps) to limit its exposure to the interest rate risk associated with its floating rate long term foreign debt. Amounts received under swap agreements are recorded as a reduction (addition) to interest expense.

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

  Net Income (Loss) Per Common Share

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which simplifies the computation of earnings per share ("EPS"). All prior period earnings per share amounts have been restated to conform to SFAS 128 requirements. Basic EPS is calculated based upon the weighted average number of common shares of common stock outstanding during the period after decreasing (increasing) net income
(loss) by unpaid cumulative preferred stock dividends and the accretion of the preferred stock. SFAS 128 also requires a diluted EPS computation if a company's capital structure includes common stock equivalents. The Company is not required to compute diluted EPS as there are no common stock equivalents. The following table summarizes the calculation of net income (loss) and, basic and dilutive weighted average number of shares outstanding for purposes of computing net income (loss) per common share:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996      1997       1998
                                                              -------   -------   --------
Numerator:
Income (loss) before extraordinary loss.....................  $(1,518)  $ 6,234   $  4,899
Less:
  Extraordinary loss........................................       --        --    (26,788)
  Preferred stock dividends and accretion of preferred
     stock..................................................   (5,746)   (6,385)    (7,247)
                                                              -------   -------   --------
Net loss applicable to common stock.........................  $(7,264)  $  (151)  $(29,136)
                                                              =======   =======   ========
Denominator:
Basic and diluted weighted average number of shares
  outstanding...............................................    1,000     1,000      1,000
                                                              =======   =======   ========
Basic and diluted net income (loss) per common share:
  Income (loss) before extraordinary loss...................  $(1,518)  $ 6,234   $  4,899
  Extraordinary loss........................................       --        --    (26,788)
  Preferred stock dividends and accretion of preferred
     stock..................................................   (5,746)   (6,385)    (7,247)
                                                              -------   -------   --------
  Net loss applicable to common stock.......................  $(7,264)  $  (151)  $(29,136)
                                                              =======   =======   ========

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value an cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     The Company will adopt SFAS 133 beginning in fiscal 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

(2) ACQUISITIONS

  Ipes Iberica, S.A. Acquisition

     On April 17, 1998 Doane purchased 100% of the outstanding stock of Ipes Iberica, S.A. ("Ipes") for $26.2 million, net of cash acquired. IPES is a private label pet food manufacturer located in Spain with 1997 net sales of $21.1 million. The transaction was financed through a $20.9 million non recourse facility provided by the HSBC Investment Bank, Plc. in Spain, and $7.4 million from the Company's Senior Credit Facility. This transaction has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. Goodwill of approximately $15.1 million was recorded in connection with this transaction. The goodwill is being amortized over 40 years on a straight line basis.

  Windy Hill Pet Food Holdings Inc. ("Holdings") Acquisition

     On August 3, 1998, the Parent acquired Holdings for approximately 1.6 million shares of its common stock valued at $63,574 and the assumption of $183.5 million of indebtedness. Holdings was liquidated into the Parent at the date of acquisition. Windy Hill Pet Food Company, Inc. ("Windy Hill"), a wholly-owned subsidiary of Holdings, was merged into the Company in November 1998 in connection with the Refinancing Transactions as discussed in Note 4. Windy Hill is a leading manufacturer of pet food products. Windy Hill manufactures products for both dogs and cats, including dry, canned, semi-moist, soft dry and soft treats and dog biscuits. With Windy Hill, the Company is the largest manufacturer of dog biscuits in the United States. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. The allocation of the purchase price is preliminary because estimates were made regarding the fair value of certain assets and liabilities for which the Company is obtaining valuation information either from sale transactions, or internal studies. The Company has recorded an estimated accrual associated with such valuations at December 31, 1998. The final determination of the fair values is expected to be completed no later than the second quarter of 1999, and any resulting changes to the estimate, which are not expected to be material, will be recorded as an adjustment to Goodwill. Goodwill of approximately $59.4 million was recorded in connection with this transaction. The goodwill is being amortized over 40 years on a straight-line basis.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     The unaudited pro forma information below has been prepared assuming Windy Hill and Ipes were acquired January 1, 1997:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1998
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
Net sales...................................................    $885,681       $865,346
Income before income taxes
  and extraordinary loss....................................      10,841          1,388
Income before extraordinary loss............................    $  5,963       $ (1,965)
                                                                ========       ========

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred on the date indicated. The pro forma results reflect certain adjustments for amortization, interest expense, fixed overhead, and general and administrative expenses.

(3) EXCHANGE OFFER AND REFINANCING TRANSACTIONS

     In November 1998, the Company refinanced its capital structure pursuant to the following series of transactions collectively referred to herein as the "Refinancing Transactions."

     -- Windy Hill was merged into Doane, the Company's principal operating subsidiary;

     -- Doane completed a cash tender offer for approximately $97 million principal amount of its 10 5/8% Senior Notes due 2006;

     -- Windy Hill completed a cash tender offer for $46 million principal amount of its 9 3/4% Senior Subordinated Notes due 2007, which tender offer was required by a change of control provision in the indenture governing such notes;

     -- Doane completed an exchange offer (the "Exchange Offer") of $150 million principal amount of its 9 3/4% Senior Subordinated Notes due 2007 for the remaining approximately $63 million principal amount of Senior Notes and the remaining approximately $74 million principal amount of Windy Hill Notes; and

     -- Doane entered into a new senior credit facility with a syndicate of financial institutions providing for total commitments of $345 million. Doane borrowed $292 million under the Senior Credit Facility to fund the cash requirements of the Refinancing Transactions, repay borrowings under and retire its previous credit facilities, repay other debt and repay a bridge financing incurred in connection with the tender offer for the Windy Hill Notes.

     As a result of the Exchange Offer and Refinancing Transactions, an extraordinary loss of $26,788, net of tax, was recorded due to the early extinguishment of debt. The extraordinary loss consists of the write-off of deferred financing costs associated with the extinguished debt and associated fees and expenses.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(4) INVENTORIES

     Inventories consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Raw materials...............................................  $ 8,449   $13,349
Packaging materials.........................................   10,735    22,003
Finished goods..............................................   13,242    16,147
                                                              -------   -------
                                                              $32,426   $51,499
                                                              =======   =======

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------   --------
Land........................................................  $ 4,037   $  7,627
Buildings and improvements..................................   29,439     56,394
Machinery and equipment.....................................   76,442    149,131
Furniture and fixtures......................................    2,536      4,421
Automotive equipment........................................    1,016      1,257
Construction in progress....................................    1,972     18,320
                                                              -------   --------
                                                              115,442    237,150
Less accumulated depreciation...............................   15,448     30,797
                                                              -------   --------
                                                              $99,994   $206,353
                                                              =======   ========

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Goodwill....................................................  $130,182    $249,931
Trademarks..................................................        --      61,990
Other intangibles...........................................        --         749
                                                              --------    --------
                                                               130,182     312,670
     Less accumulated amortization..........................     7,300      13,039
                                                              --------    --------
                                                              $122,882    $299,631
                                                              ========    ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(7) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Salaries and commissions....................................  $ 4,714   $ 9,883
Accrued interest............................................    6,223     5,541
Rebates and other promotions................................    9,064    17,747
Acquisition related accruals................................       --     5,734
Worker's comp...............................................    1,296     1,840
Health insurance............................................      410     1,454
Real estate/franchise taxes.................................      792       944
Other.......................................................      112     6,735
                                                              -------   -------
                                                              $22,611   $49,878
                                                              =======   =======

(8) LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Bank revolving credit facility..............................  $    775    $ 32,000
Bank term loans.............................................    33,937     245,000
Senior subordinated notes...................................   160,000     146,996
Industrial development revenue bonds........................     5,698       9,783
Foreign subsidiaries........................................        --      25,391
                                                              --------    --------
                                                               200,410     459,170
Less current maturities.....................................   (11,667)    (12,889)
                                                              --------    --------
                                                              $188,743    $446,281
                                                              ========    ========

  Bank loans

     In November 1998, the Company entered into the Senior Credit Facility with a syndicate of banks and other institutional investors, as lenders, and Chase, as administrative agent, DLJ Capital Funding, Inc. ("DLJ Capital"), as syndication agent, and Mercantile Bank National Association, as documentation agent. DLJ Capital and CSI served as the co-arrangers of the Senior Credit Facility. The Senior Credit Facility consists of a $245.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit/swingline facility (the "Revolving Credit Facility") with a $10 million sub limit for issuance of letters of Credit ($2.4 million outstanding at December 31, 1998). Loans under the Senior Credit Facility will bear interest at: (i) the prime rate of the administrative agent (or, if higher, the secondary market rate for certificates of deposit plus 1% or the federal funds rate plus 0.5%) plus a specified margin based on the type of loan and the then current ratio of senior debt to EBITDA (the "Applicable Margin") or (ii) the Eurodollar rate plus the Applicable Margin. The Company will also pay certain fees with respect to the Senior Credit Facility. The Term Loan Facility bore interest at 9.14% and the Revolving Credit Facility bore interest at 8.39% during the period in 1998 when the borrowings were outstanding. The Term Loan Facility consists of three traunches with terms between six and one-half years and eight years, unless terminated sooner upon an event of default. The principal amount under the Term Loan Facility shall be repaid in quarterly installments starting March 31, 1999, as follows: (i) approximately $11.7 million in each of the calendar years 1999 and 2000, (ii) approximately $14.2 million in each of the calendar years 2001, 2002, 2003 and 2004, (iii) $85.8 million in the calendar year 2005 and (iv) $79.0 million in 2006. The Revolving Credit Facility has a term of six and one-half years. At December 31, 1998, the Company had approximately $65,600 available under the Revolving Credit Facility.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     The Company and certain restricted subsidiaries are required to guarantee amounts outstanding under the Senior Credit Facility. The indebtedness incurred pursuant to the Senior Credit Facility is secured by a first priority lien on substantially all of the material assets of the Company and its restricted domestic subsidiaries. The Senior Credit Facility contains certain financial and other covenants usual and customary for a secured credit agreement. The Company was in compliance with these covenants at December 31, 1998.

     In connection with the Refinancing Transactions (see Note 3), the Company repaid borrowings under and retired its previous bank credit facility ("Prior Bank Facility"). The Prior Bank Facility, as amended, provided for an aggregate principal amount of loans of up to $85,000 consisting of $60,000 in aggregate principal amount of term loans and a $25,000 revolving credit facility.

     The Prior Bank Facility was to mature on September 30, 2001 and was due in quarterly installments in increasing amounts, ranging from $2,100 to $3,700.

     Indebtedness under the Prior Bank Facility bore interest at a rate based, at the Company's option, upon (i) the Base Rate plus 1.50% with respect to Base Rate Loans and (ii) the LIBOR Rate for one, two, three or six months plus 2.75% with respect to LIBOR Rate Loans. The revolving credit facility bore interest at 9.5%, 9.3% and 9.26% for the years ended December 31, 1996, 1997 and 1998, respectively. The term loans bore interest at a weighted average rate of 7.95%, 8.44% and 8.11% for the years ended December 31, 1996, 1997 and 1998, respectively.

     The Prior Bank Facility was secured by substantially all of the assets of the Company and a pledge of all of the Company's common stock.

  Senior Subordinated Notes, Net of Discount

     On November 12, 1998, the Company issued $150 million in aggregate principal amount of its 9 3/4% Senior Subordinated Notes due May 15, 2007 with interest payable semiannually. The Senior Subordinated Notes are general unsecured obligations and are subordinated in right of payment to all senior indebtedness and senior in right of payment to any current or future indebtedness of the Company that, by its terms, is subordinated to the Senior Subordinated Notes. The payment of obligations of each subsidiary guarantor are subordinated to the payment of senior indebtedness of such subsidiary guarantor.

     The Company may redeem the Senior Subordinated Notes at any time on or after May 15, 2002, in whole or in part, at the option of the Company, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

YEAR                                                         PERCENTAGE
----                                                         ----------
2002......................................................    104.875%
2003......................................................    103.250%
2004......................................................    101.625%
2005 and thereafter.......................................    100.000%

     In addition, prior to May 15, 2000 the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the proceeds of one more Equity Offerings (as defined in the Note Indenture), at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest, if any, provided, however, that at least 65% in aggregate principal amount of the Senior Subordinated Notes remain outstanding immediately after each such redemption. At any time prior to May 15, 2002, the Senior Subordinated Notes may also be redeemed in whole, but not in part, at the option of the Company upon the occurrence of a Change in Control (as defined in the Note Indenture) at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Note Indenture) and the unpaid accrued interest, if any, to the date of redemption. Upon a Change in Control, holders of the Senior Subordinated Notes may require the Company to purchase all or a portion of the Senior

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

Subordinated Notes at a purchase price equal to 101% of their principal amount plus accrued interest, if any. The Senior Subordinated Notes have certain covenants that have restrictions on dividends, distributions, indebtedness, affiliate transactions and lines of business. In connection with the Refinancing Transactions, the Company retired its Senior Notes that were originally due on March 1, 2006 and bore interest at 10.625% per annum, payable semiannually. The Senior Notes were issued in 1996 in connection with a debt refinancing, which resulted in a $4,815 nonrecurring finance charge to write off interim debt issuance costs.

  Industrial Development Revenue Bonds

     On March 12, 1997 the Company issued the 7.25% $6,000 Ottawa County Finance Authority Industrial Development Revenue Bonds (the "Miami Bonds"). The Miami Bonds are subject to mandatory redemption prior to maturity, in part, at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on June 1 of each year from 2007 through 2017. The Miami Bonds are general secured obligations of the Company and ranking on a parity in right of payment with all other senior indebtedness of the Company.

     On July 24, 1998, the Company issued the 6.25% $9,000 Oklahoma Development Finance Authority, Industrial Development Revenue Bonds, Series 1998 (Doane Products Company Clinton, Oklahoma Project) (the "Clinton Bonds") through the Oklahoma Development Finance Authority. At December 31, 1998 $4,087 had been drawn down by the Company. The Clinton Bonds are subject to mandatory redemption prior to maturity, in part, at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on July 15 of each year from 2018 through 2023. The Clinton Bonds are general obligations of the Company and rank on parity in right of payment with all other senior indebtedness of the Company. On July 24, 1998, the Clinton Bonds were purchased by the Company's wholly owned subsidiary, Doane/Windy Hill Joint Venture Corp., formerly DPC Funding Corp. It is anticipated that such entity will attempt to sell the Clinton Bonds.

  Foreign Subsidiaries Debt

     Debt of foreign subsidiaries consists of peseta denominated borrowings from HSBC Investment Bank Plc, for which the Midland Bank Plc, Branch in Spain is the Facility agent. The borrowings are comprised of Tranche A, $17.6 million (2,500,000,000 pesetas) amortizing over seven years, and Tranche B, $1.0 million (142,000,000 pesetas) payable in full at the end of its eight year term. The interest rates were 5.5625% and 6.5625% on Tranche A and B respectively and will adjust with changes in MIBOR (Madrid Inter-Bank Offer Rate). The borrowings under the Tranche B loan may be increased up to $4.2 million (600,000,000 pesatas) under certain circumstances.

     Doane Pet Care Spain also entered into an interest rate swap starting October 1998 for the notional amount of approximately $18,600, decreasing over the three-year term of the hedge. The resulting fixed rate MIBOR is 4.495%.

  Annual Maturities of Long-Term Debt

     Aggregate annual maturities of long-term debt at December 31, 1998 were:

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
1999........................................................    $ 12,889
2000........................................................      14,186
2001........................................................      17,054
2002........................................................      17,072
Thereafter..................................................     397,969

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value at December 31 of financial instruments, other than current assets and liabilities, follows:

                                                    1997                      1998
                                           -----------------------   -----------------------
                                                        ESTIMATED                 ESTIMATED
                                           BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
                                           ----------   ----------   ----------   ----------
Debt:
  Revolving credit facility..............       $775         $775      $32,000      $32,000
  Bank term loan.........................     33,937       33,937      245,000      245,000
  Senior subordinated notes..............    160,000      160,000      146,996      152,800
  Other..................................      5,698        5,698       35,174       35,174
                                           ---------    ---------    ---------    ---------
                                            $200,410     $200,410     $459,170     $464,974
                                           =========    =========    =========    =========
Hedges:
  Interest rate (asset)..................        $--          $--          $--         $400
                                              ======       ======       ======       ======

(10) SENIOR PREFERRED STOCK

     The Senior Preferred Stock has an initial liquidation preference of $25.00 per share (aggregate initial liquidation preference is $30,000). The Senior Preferred Stock was recorded at the net proceeds of $17,075 after deducting $12,925 paid to the Company for 1,354,478 warrants that were issued in conjunction with the Senior Preferred Stock. The excess of the liquidation preference over the carrying value is being accreted quarterly over a twelve year period ended September 30, 2007 by a direct reduction to retained earnings.

     Dividends on the Senior Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Preferred Stock accrete to the liquidation value of the Senior Preferred Stock and, at the option of the holders of a majority of the shares of Senior Preferred Stock, may be paid through the issuance of additional shares of Senior Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends on the Senior Preferred Stock in cash for any period prior to September 30, 2000. Cumulative dividends on Senior Preferred Stock that have not been paid at December 31, 1997 and 1998, are $11,047 and $17,217, respectively, and are included in the carrying amount of the Senior Preferred Stock. As of December 31, 1997, and 1998, the cumulative accretion to redemption value and cumulative dividends on the Senior Preferred Stock are $2,422 and $3,499, respectively and $11,047 and $17,217, respectively.

     Subsequent to September 30, 1998, and prior to September 30, 2000, the Company is not precluded from purchasing in whole or in part the Senior Preferred Stock on the open market at prevailing market prices. On and after September 30, 2000, the Company may, at its option, redeem the Senior Preferred Stock in whole or in part at redemption prices per share set forth below, together with accrued and unpaid dividends:

    YEAR                                                                 PERCENT OF
  BEGINNING                                                              LIQUIDATION
SEPTEMBER 30,                                                               VALUE
-------------                                                            -----------
   2000...............................................................     107.125%
   2001...............................................................     105.700
   2002...............................................................     104.275
   2003...............................................................     102.850
   2004...............................................................     101.425
   2005...............................................................     100.000
   2006...............................................................     100.000

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     The Company will be required to redeem all outstanding shares of Senior Preferred Stock on September 30, 2007 at 100% of the then liquidation value, together with accrued and unpaid dividends.

     In the event of a change of control, as defined, the holders of Senior Preferred Stock have the right to require the Company to redeem such Senior Preferred Stock, in whole or in part, at a price equal to 101% of the then liquidation value together with any unpaid dividends.

     The terms of the Senior Preferred Stock prohibit (i) the payment of dividends on securities ranking on a parity with or junior to the Senior Preferred Stock and (ii) redemption, repurchase or acquisition of any Junior Securities with certain exceptions, in each case, unless full cumulative dividends have been paid on the Senior Preferred Stock.

     Holders of the Senior Preferred Stock have limited voting rights customary for preferred stock, and the right to elect two additional directors upon certain events such as the Company failing to declare and pay dividends on any six consecutive dividend payment dates.

(11) COMMON STOCK

     The Company's Common Stock consists of two classes, Class A and Class B. The Class A and Class B Common Stock are identical in all respects except that the Class B Common Stock has no voting rights. The Class B Common Stock is convertible into shares of Class A Common Stock at any time at the option of the holder thereof. Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record on all matters submitted to a vote of stockholders. The holders of Class A Common Stock do not have cumulative voting rights in the election of directors. The holders of Common Stock have no preemptive, subscription, redemptive or conversion rights, except that holders of Class B Common Stock may, at their option, convert their shares into Class A Common Stock.

(12) STOCK OPTION PLAN

     Effective November 1, 1996, the Company's parent, Enterprises, adopted a management stock option plan, as amended. Certain employees of the Company are covered under this plan, and each stock option granted allows for the purchase of one share of Enterprises common stock. The options vest based on the attainment of certain performance levels as defined by the plan.

     The Company and its parent have elected to continue to follow APB Opinion No. 25 to account for stock awards granted to employees; however, if the Company adopted SFAS 123 to account for stock awards granted to employees, the Company's net income and earnings per share for the years ended December 31, 1996, 1997 and 1998 would have been reduced as follows:

                                  1996                     1997                     1998
                         ----------------------   ----------------------   ----------------------
                         AS REPORTED   PROFORMA   AS REPORTED   PROFORMA   AS REPORTED   PROFORMA
                         -----------   --------   -----------   --------   -----------   --------
Net loss...............    $(7,264)    $(7,359)     $ (151)      $ (481)    $(29,136)    $(29,980)
Basic and diluted
  earnings
  per common share.....     (7,264)     (7,359)       (151)        (481)     (29,136)     (29,980)

     Pro forma information regarding net income and earnings per common share has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS 123 under the assumptions of a risk free rate of 5.75% and an expected life of options of 6 years. The Company has no present plans to pay dividends on its Common Stock. The effects of applying SFAS 123 as calculated above may not be representative of the effects on reported net income for future years.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     For the year ended December 31, 1998, the Company recorded compensation expense of $765 as an addition to additional paid-in-capital in connection with 1998 stock option grants under the plan. No compensation expense was recorded in fiscal 1996 and 1997 for grants in those years.

(13) LEASES

     The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. Future annual minimum lease payments under these leases are summarized as follows:

1999........................................................  $ 2,181
2000........................................................    2,631
2001........................................................    2,762
2002........................................................    2,857
2003........................................................    2,897
Thereafter..................................................    5,919
                                                              -------
                                                              $19,247
                                                              =======

     Rent expense was $552 for the year ended December 31, 1998.

(14) TRANSITION EXPENSES

     Transition expenses for 1998 represent the non-recurring transition expenses incurred in connection with the acquisition and integration of Windy Hill with the Company follow:

Relocation expense..........................................  $2,571
Merger/Relocation bonuses...................................   2,016
Severance...................................................     943
Professional fees...........................................     819
Travel......................................................     348
Miscellaneous...............................................     346
                                                              ------
                                                              $7,043
                                                              ======

     The relocation expense represents liabilities incurred to relocate personnel from the former Doane corporate office to merged corporate headquarters. Merger bonuses were paid to Doane personnel in connection with the acquisition. Professional fees represent costs for consultants in human resources, employment, law, accounting and information systems to assist in the transition. As of December 31, 1998, $2.6 million of these expenses were accrued and expected to be paid in the next six months.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(15) INCOME TAXES

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1996     1997      1998
                                                              -----   ------   --------
Total taxes before extraordinary loss:
  Current -- foreign........................................  $  --   $   --   $    250
                                                              -----   ------   --------
  Deferred:
     Federal................................................   (855)   3,084      2,790
     State and local........................................     --      305        524
     Foreign................................................     --       --         38
                                                              -----   ------   --------
                                                               (855)   3,389      3,352
                                                              -----   ------   --------
Total before extraordinary loss.............................   (855)   3,389      3,602
Tax benefit related to extraordinary loss...................     --       --    (16,001)
                                                              -----   ------   --------
          Total income taxes (benefit)......................  $(855)  $3,389   $(12,399)
                                                              =====   ======   ========

     Income before income tax by domestic and foreign source follows (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1996      1997     1998
                                                              -------   ------   ------
Domestic....................................................  $(2,373)  $9,623   $6,995
Foreign.....................................................       --       --    1,506
                                                              -------   ------   ------
                                                              $(2,373)  $9,623   $8,501
                                                              =======   ======   ======

     Income tax expense differs from the amount computed by applying the Federal statutory rate to pretax income due to the following:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1996      1997     1998
                                                              -------   ------   ------
Computed "expected" tax expense (benefit)...................  $  (807)  $3,272   $2,890
State and local taxes.......................................       --       --      341
Goodwill amortization.......................................       --       --      661
Meals and entertainment, other..............................      (48)     117     (290)
                                                              -------   ------   ------
                                                              $  (855)  $3,389   $3,602
                                                              =======   ======   ======

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1997 are presented below:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
CURRENT DEFERRED
Deferred tax assets:
  Accounts receivable.......................................  $     40    $    544
  Inventory.................................................       291         618
  Accruals and provisions...................................       921       2,587
                                                              --------    --------
          Current deferred tax asset........................  $  1,252    $  3,749
                                                              ========    ========
NONCURRENT DEFERRED
Deferred tax assets -- net operating loss carryforwards.....  $ 10,093    $ 27,506
Deferred tax liabilities:
Tax over book amortization..................................    (5,751)    (12,364)
Difference between book and tax basis of property and
  equipment.................................................    (8,511)    (19,903)
                                                              --------    --------
                                                               (14,262)    (32,267)
Net noncurrent deferred tax liability.......................    (4,169)     (4,761)
                                                              --------    --------
          Total net deferred tax asset (liability)..........  $ (2,917)   $ (1,012)
                                                              ========    ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in working this assessment. Based upon the historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1998.

     At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $68,319 which are available to offset future taxable income through 2013.

(16) EMPLOYEE BENEFIT PLANS

     The Company has three defined benefit, noncontributory pension plans. The Doane plan covers substantially all non-bargaining employees (terminated on May 31, 1998). Benefits under the Doane plan are based on the employee's compensation during the five most highly compensated consecutive years during the ten years preceding normal retirement date. The Company has two plans covering hourly and salaried employees of the former Hubbard Milling Company. The Company's funding policy for these plans is to make the minimum annual contribution required by applicable regulations. The disclosure for all of the Company's defined benefit, noncontributory plans are aggregated in the following footnote.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     Net periodic pension cost for the Company's defined benefit pension plans consisted of the following components for the years ended:

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                      1996           1997           1998
                                                  ------------   ------------   ------------
Service cost (benefits) earned.................      $1,059         $1,276        $   520
Interest cost on projected benefit
  obligation...................................         781            903            867
Actual return on plan assets...................        (906)        (1,914)        (1,391)
Net amortization and deferral..................          71            983            204
                                                     ------         ------        -------
Net periodic pension cost......................      $1,005         $1,248        $   200
                                                     ======         ======        =======

     Assumptions used by the Company in the determination of pension plan information consisted of the following as of:

                                                                  DECEMBER 31,
                                                              --------------------
                                                              1996    1997    1998
                                                              ----    ----    ----
Discount rate...............................................  7.0%    7.0%     6.75%
Rate of increase in compensation levels.....................  5.5%    5.5%     5.5%
Expected long-term rate of return on plan assets............  7.5%    7.5%     7.5%

     The following table sets forth the plan's funded status and amounts recognized in the accompanying balance sheets as of:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Actuarial present value of benefit obligations:
  Vested benefits...........................................  $ (8,936)   $(30,817)
                                                              ========    ========
  Accumulated benefits......................................  $ (9,192)   $(31,270)
                                                              ========    ========
  Projected benefits........................................  $(14,818)   $(31,270)
  Plan assets at fair value.................................    14,557      36,641
                                                              --------    --------
          Projected benefit obligation in excess of plan
            assets..........................................      (261)      5,371
Items not yet recognized in earnings:
  Unrecognized net loss (gain)..............................    (1,144)        674
  Unrecognized net asset at December 31, 1986, being
     recognized over 14.49 to 17.95 years...................       313          --
                                                              --------    --------
          Pension asset (liability) recognized in the
            balance sheet...................................  $ (1,092)   $  6,045
                                                              ========    ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     The following table reconciles the beginning and ending balances of the accumulated post retirement pension obligation as of:

Projected benefit obligation, December 31, 1996.............  $13,060
  Service cost..............................................    1,276
  Interest cost.............................................      904
  Benefits paid.............................................     (286)
  Actuarial gain............................................     (136)
                                                              -------
Projected benefit obligation, December 31, 1997.............   14,818
  Increase due to assumption charge.........................      302
  Service costs.............................................      520
  Interest cost.............................................      866
  Benefits paid.............................................     (605)
  Actuarial gain............................................      580
  Effect of plan termination................................     (741)
  Business combination......................................   15,530
                                                              -------
Projected benefit obligation, December 31, 1998.............  $31,270
                                                              =======

     The following table reconciles the beginning and ending balances of plan assets as of:

Plan assets, December 31, 1996..............................  $12,586
  Employer contributions....................................      343
  Actual return.............................................    1,914
  Benefits paid.............................................     (286)
                                                              -------
Plan assets, December 31, 1997..............................   14,557
  Employer contributions....................................       14
  Actual return.............................................    1,391
  Benefits paid.............................................     (606)
  Business combination......................................   21,285
                                                              -------
Plan assets, December 31, 1998..............................  $36,641
                                                              =======

     On October 1, 1995, the Company adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company sponsors two defined contribution postretirement plans that provide medical coverage for eligible retirees and their dependents of Doane and the former Hubbard Milling Company (as defined in the plans). The following sets forth the plans' funded status reconciled with the amount shown in the Company's consolidated balance sheets and consolidated statements of income on an accrual basis rather than a pay-as-you-go (cash) basis as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1997      1998
                                                              ------    ------
Accumulated postretirement benefit obligation:
Retirees and dependents.....................................  $  824    $3,166
Fully eligible active plan participants.....................     343       274
Other active plan participants..............................     329       295
Unrecognized net gain.......................................      73        22
                                                              ------    ------
Accrued postretirement benefit cost.........................  $1,569    $3,757
                                                              ======    ======

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996      1997      1998
                                                           ------    ------    ------
Net periodic postretirement benefit cost included the
  following components:
  Service cost -- benefits attributed to service during
     the period..........................................  $   17    $   18    $   16
  Interest cost on accumulated postretirement benefit
     obligation..........................................     104       102       157
                                                           ------    ------    ------
          Net periodic postretirement benefit cost.......  $  121    $  120    $  173
                                                           ======    ======    ======

     The following table reconciles the beginning and ending balances of the accumulated post retirement pension obligation as of:

Projected benefit obligation, December 31, 1996.............  $1,497
  Service costs.............................................      18
  Interest costs............................................     102
  Benefits paid.............................................     (48)
                                                              ------
Projected benefit obligation, December 31, 1997.............   1,569
  Service costs.............................................      16
  Interest costs............................................     157
  Benefits paid.............................................    (138)
  Business combination......................................   2,153
                                                              ------
Projected benefit obligation, December 31, 1998.............  $3,757
                                                              ======

     For measurement purposes per capita claims costs for participants over age 65 were assumed to increase at 7.07%, 6.50% and 6.00% annually for 1996, 1997 and 1998 respectively; the rate used to calculate the net periodic postretirement benefit cost was assumed to decrease gradually to 2001 at the annual rates of 4.50%, 4.00% and 3.75% for physical years ending December 31, 1996, December 31, 1997 and December 31, 1998 respectively: The rate used to calculate the accumulated postretirement benefit obligation was assumed to decrease gradually to 2001 at the notes of 4.00%, 4.00% and 3.75% as of December 31, 1996, December 31, 1997 and December 31, 1998 respectively. The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by $384 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended 1998 by $36.

     The weighted-average discount rate used in determining the net periodic postretirement benefit cost was 7.50%, 7.00% and 7.00% for physical years ending December 31, 1996, December 31, 1997 and December 31, 1998 respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.00%, 7.00% and 6.75% as of December 31, 1996, December 31, 1997 and December 31, 1998 respectively.

     As of June 1, 1998 the Company adopted the Doane Products Company Savings and Investment Plan for eligible employees not covered by collective bargaining arrangements and the Doane Products Company Savings and Investment Plan -- Union Plan for eligible union employees at the Joplin, Missouri plant. The plans are intended to be qualified retirement plans under the Internal Revenue Code. Both plans permit employee contributions between 1% and 15% of pre-tax earnings subject to annual dollar limits set by the IRS, an annual employer profit sharing contribution of $400 for each eligible participant and a variety of investment options. The Doane Products Company Savings and Investment Plan also includes an employer matching contribution in an amount equal to 50% of participant contribution, up to 6% of compensation. Vesting for the employer match is 25% per year for each full year of service. For the year ended December 31, 1998, the Company contributed $666 to the Doane Products Company Savings and Investment Plan.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     Windy Hill adopted the Windy Hill Pet Food Company, Inc. Profit Sharing and Savings Plan on March 1, 1995, as amended. The plan is intended to be a qualified plan under the Internal Revenue Code. It permits employee contributions from 1% to 15% of pre-tax earnings subject to annual dollar limits set by the IRS. Of this amount, the Company will match 50% of the first 6% of the employee contribution. In addition, the plan provides for employer contribution to participant accounts of amounts equal to 2 1/2% of the employee's compensation. For 1998, the Company contributed $542 towards the Windy Hill Pet Food Company, Inc. Profit Sharing and Savings Plan.

(17) DEFERRED COMPENSATION AGREEMENTS AND SALARY CONTINUATION PLAN

     The Company has deferred compensation agreements with two individuals which provide, upon retirement, annual payments to be paid over ten consecutive years. The liability is approximately $1,150 and $1,254 at December 31, 1997 and 1998, respectively.

     The Company also has a salary continuation plan in which there were twenty-two and twenty-nine participants at December 31, 1997 and 1998, respectively. Participants in the plan, who reach age fifty-five and have ten years of service with the Company, become vested as to benefits which are payable in ten equal annual installments after retirement. The Company has recorded an expected future liability equal to the present value of future payments under this plan. The liability is approximately $1,362 and $1,539 at December 31, 1997 and 1998, respectively.

(18) MAJOR CUSTOMER

     For the years ended December 31, 1996, 1997 and 1998, the same customer accounted for approximately 63%, 61% and 52.0%, respectively, of the Company's net sales. The Company does not have a long-term contract with this customer.

(19) RELATED PARTY TRANSACTIONS

     The Company has a management advisory agreement with Summit Capital Inc.
(SCI) and Donaldson, Lufkin & Jenrette Securities Corporation (DLJ), both stockholders of the Company and each has a member who are directors of the Company, in which the Company pays SCI and DLJ an annual fee of $200,000 and $100,000, respectively; such agreements terminate upon the consummation of an initial public offering of our parent. In addition, the Company paid SCI, DLJ, Chase Manhattan Investment Holdings Inc. and Chase Securities, Inc. both affiliates of the Chase Manhattan Bank (collectively "Chase") Dartford Partnership, L.L.C. and BRS, stockholders of the Company and each has members who are directors of the Company, fees of $2.0 million, $1.0 million, $1.5 million, $3.0 million and $1.5 million in connection with the Windy Hill acquisition. In connection with the Refinancing Transactions, DLJ and Chase received fees of $3.8 million and $3.9 million, respectively.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(20) ADDITIONAL CASH FLOW INFORMATION

     The following is additional cash flow information for the years ended December 31, 1996, 1997 and 1998.

                                                              YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                 1996           1997           1998
                                                             ------------   ------------   ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest paid (net of amounts capitalized)............    $21,028        $21,924        $ 27,202
     Income taxes paid (refunded)..........................        351             --            (299)
  Schedule of non cash investing and financing activities:
     Exchange notes........................................         --             --         137,000
     Capital contribution..................................         --             --          75,320

(21) COMMITMENTS AND CONTINGENCIES

     On October 30, 1998 the Company initiated a voluntary product recall for certain dry dog food manufactured at its Temple, Texas plant. The recall covered dry dog food manufactured at its Temple plant between July 1 and August 31, 1998 and did not apply to dry dog food manufactured at other plants or the Company's dry cat food, biscuits, treats or canned products. The recall resulted from reported sickness and death of dogs in the State of Texas. These conditions were attributed to elevated levels of aflatoxins in corn which, is an ingredient in dry dog food. Aflatoxins are compounds produced from certain kinds of crop molds that can be caused by extreme weather conditions such as drought and heat. The Company has an extensive corn testing program for the detection of aflatoxins and that program has been intensified since the problems were reported. The Company maintains insurance against losses from illness or death of animals; however, the cost of the product recall was not covered by insurance. The Company recorded a $3.0 million product recall charge in the fourth quarter of fiscal 1998.

     The Company is party, in the ordinary course of business, to other claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the financial condition or results of operations of the Company.

(23) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      FIRST      SECOND     THIRD      FOURTH
                       1998                          QUARTER    QUARTER    QUARTER    QUARTER
                       ----                          --------   --------   --------   --------
Net sales..........................................  $144,307   $140,843   $176,511   $225,002
Gross profit.......................................    24,340     24,768     33,970     49,138
Net income (loss)..................................     3,279      2,783        601    (28,552)

                                                      FIRST      SECOND     THIRD      FOURTH
                       1997                          QUARTER    QUARTER    QUARTER    QUARTER
                       ----                          --------   --------   --------   --------
Net sales..........................................  $141,741   $137,215   $132,445   $153,340
Gross profit.......................................    19,016     18,885     20,623     23,321
Net income.........................................       995        481      1,905      2,853

     The prior quarters have been restated to be comparative with the year end presentation.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of Doane Pet Care Company
                            (incorporated by reference to Exhibit 3.1 to Doane Pet
                            Care Company's Registration Statement on Form S-1, Reg.
                            No. 33-98110 (the "Form S-1"))
          3.2            -- Certificate of Amendment to Certificate of Incorporation
                            of Doane Pet Care Company (incorporated by reference to
                            Exhibit 3.2 to Doane Pet Care Company's Annual Report on
                            Form 10-K for the year ended December 31, 1997 (the "1997
                            Form 10-K"))
          3.3            -- Bylaws of Doane Pet Care Company (incorporated by
                            reference to Exhibit 3.2 to the Form S-1)
          4.1            -- Indenture dated November 12, 1998 between Doane Pet Care
                            Company and Wilmington Trust Company (incorporated by
                            reference to Exhibit 10.10 of Doane Pet Care Enterprises,
                            Inc.'s Registration Statement on Form S-1, Reg. No. 333-
                            61027 ("Enterprises' Form S-1"))
          4.2            -- Registration Agreement among Doane Pet Care Company,
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            Chase Securities Inc. dated November 12, 1998
                            (incorporated by reference to Exhibit 4.2 to Doane Pet
                            Care Company's Registration Statement on Form S-4, Reg.
                            No. 333-70757 (the "Form S-4"))
          9.1            -- Amended and Restated Investors' Agreement dated as of
                            August 3, 1998 among Doane Pet Care Company, Doane Pet
                            Care Enterprises, Inc., Summit Capital Inc., Summit/DPC
                            Partners, L.P., Chase Manhattan Investment Holdings,
                            Inc., Baseball Partners, DLJ Merchant Banking Partners,
                            L.P., DLJ International Partners, C.V., DLJ Offshore
                            Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ
                            First ESC, L.P., Dartford Partnership, L.L.C., Bruckmann,
                            Rosser, Sherrill & Co., L.P., PNC Capital Corp, Windy
                            Hill Pet Food Company, L.L.C. and certain other persons
                            named therein (incorporated by reference to Exhibit 9.1
                            of Enterprises' Form S-1)
          9.2            -- First Amendment to First Amended and Restated Investors'
                            Agreement dated as of October 14, 1998 among Doane Pet
                            Care Company, Doane Pet Care Enterprises, Inc., Summit
                            Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                            Investment Holdings, Inc., Baseball Partners, DLJ
                            Merchant Banking Partners, L.P., DLJ International
                            Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                            Banking Funding, Inc., DLJ First ESC, L.P., Dartford
                            Partnership, L.L.C., Bruckmann, Rosser, Sherrill & Co.,
                            L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                            L.L.C. and certain other persons named therein
                            (incorporated by reference to Exhibit 9.2 of the Form
                            S-4)
          9.3            -- Second Amendment to First Amended and Restated Investor's
                            Agreement dated as of February 4, 1999 among Doane Pet
                            Care Company, Doane Pet Care Enterprises, Inc., Summit
                            Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                            Investment Holdings, Inc., Baseball Partners, DLJ
                            Merchant Banking Partners, L.P., DLJ International
                            Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                            Banking Funding, Inc., DLJ First ESC, L.P., Dartford
                            Partnership, L.L.C., Bruckmann, Rosser, Sherrill & Co.,
                            L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                            L.L.C. and certain other persons named therein
                            (incorporated by reference to Exhibit 9.3 to Enterprises'
                            Form S-1)
         10.1            -- Early Retirement Agreement and Release effective as of
                            June 30, 1998 between Doane Pet Care Company and Bob L.
                            Robinson (incorporated by reference to Exhibit 10.1 of
                            Enterprises' Form S-1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Douglas J. Cahill (incorporated by
                            reference to Exhibit 10.3 to the 1997 Form 10-K)
         10.3            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Thomas R. Heidenthal (incorporated
                            by reference to Exhibit 10.4 to the 1997 Form 10-K)
         10.4            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Richard D. Wohlschlaeger
                            (incorporated by reference to Exhibit 10.4 to the Form
                            S-4)
         10.5            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Richard A. Hannasch (incorporated by
                            reference to Exhibit 10.5 to the Form S-4)
         10.6            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and David L. Horton (incorporated by
                            reference to Exhibit 10.6 to the Form S-4)
         10.7            -- Doane Pet Care Enterprises, Inc.'s 1996 Stock Option Plan
                            (incorporated by reference to Exhibit 10.7 to Doane Pet
                            Care Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996)
         10.8            -- First Amendment to Doane Pet Care Enterprises, Inc.'s
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.8 to the 1997 Form 10-K)
         10.9            -- Second Amendment to Doane Pet Care Enterprises, Inc.'s
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.9 to the 1997 Form 10-K)
         10.10           -- Termination and Dissolution Agreement, dated March 25,
                            1998, between Flint River Mills, Inc. and Windy Hill Pet
                            Food Company, Inc. (incorporated by reference to the
                            Quarterly Report of Windy Hill Pet Food, Inc. on Form
                            10-Q filed on May 12, 1998)
         10.11           -- Revolving Credit and Term Loan Agreement dated as of
                            November 12, 1998 among Doane Pet Care Company, Doane Pet
                            Care Enterprises, Inc., DLJ Capital Funding, Inc., as
                            syndication agent, Mercantile Bank National Association,
                            as documentation agent, and The Chase Manhattan Bank, as
                            administrative agent, and the banks named therein
                            (incorporated by reference to Exhibit 10.11 of
                            Enterprises' Form S-1)
         10.12           -- Employment Agreement dated February 15, 1999, between
                            Doane Pet Care Company and Philip K. Woodlief
                            (incorporated by reference to Exhibit 10.14 to
                            Enterprises' Form S-1)
         21.1            -- List of subsidiaries of Doane Pet Care Company
                            (incorporated by reference to Exhibit 21.1 to the Form
                            S-4)
        *27.1            -- Financial Data Schedule

------------------------------

  * Filed herewith.