Form 10-K405/A
period 1998-12-31
DOANE PET CARE CO
filed 1999-05-06
CIK 1002211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submissions of Matters to a Vote of Security-Holders........   10

                                  PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder   10
          Matters.....................................................
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition    13
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures about Market          20
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting    21
          and Financial Disclosure....................................

                                  PART III

Item 10.  Directors and Executive Officers of the Company.............   22
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and            28
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   31

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    33
          8-K.........................................................
Signatures............................................................   36
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

     In April 1998, we acquired IPES IBERICA, S.A. ("IPES") for $26.2 million, net of cash purchased of $1.9 million, and the assumption of indebtedness of $1.9 million. In August 1998, Doane Pet Care Enterprises, Inc. acquired Windy Hill Pet Food Holdings, Inc. and its subsidiaries ("Windy Hill") for approximately 6.4 million shares of its common stock and the assumption of $183.5 million of indebtedness. Windy Hill was a manufacturer of pet food products based in Tennessee. In November 1998, Windy Hill was merged into Doane.

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

GENERAL

     We are the largest manufacturer of dry pet food in the United States by volume, producing approximately 26% of the total volumes sold in 1998 on a pro forma basis. Pro forma is defined as if we acquired Windy Hill and its respective acquisitions and IPES on January 1, 1998. We manufacture products for store brands owned by retail customers, also known as private labels, contract manufacture products for national branded pet food companies and produce and sell products under regional brands owned by us.

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

     Windy Hill Acquisition. In August 1998, Doane Pet Care Enterprises, Inc. acquired Windy Hill for approximately 6.4 million shares of its common stock and the assumption of $183.5 million of indebtedness. Windy Hill was a leading manufacturer of pet food products for both dogs and cats, including dry, canned, semi-moist, soft dry, soft treats and dog biscuits. With Windy Hill, we became the largest manufacturer of dog biscuits in the United States. In 1997, Windy Hill generated pro forma net sales of $304.0 million, EBITDA of $26.7 million and a net loss before extraordinary item of $1.6 million. Pro forma is defined as if Windy Hill had acquired its respective acquisitions on January 1, 1997.

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

     We sell our products as store brands owned by customers, also known as private labels, and regional brands owned by us, and we also contract manufacture products for national pet food companies. Our store brand program involves the formulation and supply of a wide variety of high quality pet food products, including dry, canned, semi-moist, soft dry and soft treats, as well as dog biscuits, that are comparable in quality to, but lower in cost than, competing branded pet food products. For national brand customers, we manufacture dry pet food, treats and biscuits to our customers' specifications and standards. The regional brands are used for economy priced products that are generally marketed as a complement to customers' store brand programs. Accordingly, we are able to provide customers with a single source for store brands, certain co-manufactured national brands and regional brands. We are able to ship all such product offerings together, giving customers the ability to address a substantial portion of their pet food requirements from one source.

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

     For the year ended December 31, 1998 on a pro forma basis, sales of store brand products to Wal*Mart accounted for an aggregate of 36.5% of our net sales. We have been the primary supplier of private label dry pet food products to Wal*Mart since 1970 and to its Sam's Club division since 1990. We utilize a computerized order and distribution system to ship product directly to virtually all domestic Wal*Mart stores, a majority of which are located within 250 miles of our facilities. The direct ship program, which reduces customer inventory, handling and warehouse expenses, is enhanced by the number and strategic locations of our facilities. We also offer direct shipment programs and electronic data interchange systems to other customers who see these services as a benefit.

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

     We are also subject to laws and regulations governing remediation, recycling, or disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the

"Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered statutorily responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility where a hazardous substance release occurred and companies that disposed or arranged for the disposal of hazardous substances. Persons who are or were responsible for the releases of hazardous substances under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 may be subject to joint, several and retroactive liability for the costs of environmental response measures. In early April of 1999, we were notified by the U.S. Environmental Protection Agency (the "EPA") that we are a potentially responsible party with respect to the former PCB Treatment, Inc. facilities in Kansas City, Missouri and Kansas City, Kansas. The EPA has alleged that Hubbard Milling Company, a former dry dog food manufacturer that we acquired in 1998, arranged for the disposal of a limited amount of polychlorinated biphenyls at the sites in 1984. The EPA has conducted a preliminary investigation and a group of previously-named potentially responsible parties has conducted an engineering evaluation and cost analysis of environmental conditions on the sites, and such group is currently evaluating possible methods of addressing the contamination found within two structures and in the exterior soils on the sites. The EPA has identified over 1,500 parties that sent materials containing polychlorinated biphenyls to the sites and has estimated that the total weight of materials sent to the sites for treatment and disposal was in excess of 25,000,000 pounds. We believe that, given the number of other parties who sent polychlorinated biphenyl materials to the sites together with the relatively small amount of material containing polychlorinated biphenyls alleged to have been arranged for disposal by Hubbard (allegedly approximately 3,220 pounds), our participation, if any, in the cleanup of the sites would not have a material adverse effect on our operations.

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

EMPLOYEES

     As of January 31, 1999, we had approximately 2,453 employees, of which approximately 272 were management and administrative personnel and approximately 2,181 were manufacturing personnel. Of this number, 396 employees in five of our plants are represented by labor unions. The collective bargaining agreement with respect to the Birmingham, Alabama plant covers 92 employees and expires on January 20, 2001. The collective bargaining agreement with the Joplin, Missouri plant covers 191 employees and expires on January 31, 2003. The collective bargaining agreement with the Muscatine, Iowa plant covers 44 employees and expires in December 1999. The collective bargaining agreement with respect to the NuPet plant in Ripon, California covers 25 employees and expires in October 2000, subject to renewal for subsequent one-year terms. The collective bargaining agreement with respect to the Lincoln, Nebraska plant covers 44 employees and expires in July 1999. We consider our relations with our employees to be satisfactory.

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

                                                    PREDECESSOR(1)                              DOANE
                                             ----------------------------   ---------------------------------------------
                                                                               THREE
                                                             NINE MONTHS       MONTHS                YEAR ENDED
                                              YEAR ENDED        ENDED          ENDED                DECEMBER 31,
                                             DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   ------------------------------
                                                 1994           1995            1995         1996       1997     1998(2)
                                             ------------   -------------   ------------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales................................    $377,018       $303,633       $ 114,958     $513,217   $564,741   $686,663
  Cost of goods sold.......................     308,622        247,394          97,184      446,776    482,896    554,447
                                               --------       --------       ---------     --------   --------   --------
  Gross profit.............................      68,396         56,239          17,774       66,441     81,845    132,216
  Operating expenses:
    Promotion and distribution.............      23,007         17,675           6,484       26,480     31,876     45,039
    Selling, general and administrative....      11,550          8,558           2,660       11,512     14,384     26,266
    Amortization of intangibles............          --             --           1,017        3,538      3,601      6,468
    Unusual items(3).......................          --          9,440              --           --         --         --
    Transition expenses(4).................          --             --              --           --         --      7,043
    Product recall(5)......................          --             --              --           --         --      3,000
                                               --------       --------       ---------     --------   --------   --------
      Income from operations...............      33,839         20,566           7,613       24,911     31,984     44,400
  Interest expense, net....................       2,494          3,611           5,806       22,471     22,463     31,136
  Non-recurring finance charge(6)..........          --             --              --        4,815         --      4,599
  Other (income) expense, net..............         (11)            (8)             29           (2)      (102)       164
                                               --------       --------       ---------     --------   --------   --------
      Income before taxes..................      31,356         16,963           1,778       (2,373)     9,623      8,501
  Income tax expense (benefit).............         356            217             754         (855)     3,389      3,602
                                               --------       --------       ---------     --------   --------   --------
  Income (loss) before extraordinary
    item(7)................................      31,000         16,746           1,024       (1,518)     6,234      4,899
  Extraordinary item, net of tax(8)........          --             --              --           --         --     26,788
                                               --------       --------       ---------     --------   --------   --------
        Net income (loss)..................    $ 31,000       $ 16,746       $   1,024     $ (1,518)  $  6,234   $(21,889)
                                               ========       ========       =========     ========   ========   ========
OTHER DATA:
  Cash flows provided by operating
    activities.............................    $ 39,250       $ 12,954       $   2,711     $ 18,583   $ 20,972   $ 33,992
  Cash flows provided by (used in)
    investing activities...................      12,368         (3,677)       (209,346)     (11,489)   (15,161)   (65,300)
  Cash flows provided by (used in)
    financing activities...................     (16,808)       (20,568)        204,635       (8,644)    (5,811)    34,432
  EBITDA(9)................................      38,613         24,364          10,063       30,449     43,216     57,514
  Adjusted EBITDA(9).......................      38,613         33,804          10,063       35,264     43,216     72,156
  Depreciation and amortization expense....       4,660          3,694           2,574       10,135     10,971     17,877
  Capital expenditures(10).................      12,159          4,224           1,297        7,901     14,437     23,327
  Pet food sold (thousands of tons)........         942            774             288        1,189      1,237      1,513

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1994       1995       1996       1997       1998
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
    Working capital.........................................  $ 35,410   $ 38,894   $ 26,123   $ 25,645   $ 29,723
    Total assets............................................   142,710    309,584    338,293    338,184    709,068
    Total debt..............................................    68,436    209,738    206,603    200,410    459,170
    Preferred stock.........................................        --     18,414     24,160     30,545     37,792
    Stockholder's equity....................................    31,759     40,111     33,247     33,946     69,294

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

 (2) Results for the year ended December 31, 1998 include the results of Windy Hill for the period from August 3, 1998 to December 31, 1998 and the results of IPES from April 18, 1998 to December 31, 1998.

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

     In April 1998, we acquired IPES for $26.2 million, net of cash purchased of $1.9 million, and the assumption of indebtedness of $1.9 million. In August 1998, Doane Pet Care Enterprises, Inc. acquired Windy Hill for approximately 6.4 million shares of its common stock and the assumption of $183.5 million of indebtedness. Windy Hill was a manufacturer of pet food products based in Tennessee. Windy Hill was merged into Doane in November 1998.

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

OVERVIEW

     We are the largest manufacturer of dry pet food in the United States, producing approximately 26% of the total volumes sold in 1998 on a pro forma basis. Pro forma is defined as if we acquired Windy Hill and its respective acquisitions and IPES on January 1, 1998. We manufacture products for store brands owned by retail customers, also known as private labels, contract manufacture products for national branded pet food companies and produce and sell products under regional brands owned by us.

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

                                             YEAR ENDED             YEAR ENDED             YEAR ENDED
                                            DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
                                                1996                   1997                   1998
                                         ------------------     ------------------     ------------------
                                                                  (IN THOUSANDS)
Net sales..............................  $513,217     100.0%    $564,741     100.0%    $686,663     100.0%
Cost of goods sold.....................   446,776      87.1      482,896      85.5      554,447      80.7
                                         --------     -----     --------     -----     --------     -----
Gross profit...........................    66,441      12.9       81,845      14.5      132,216      19.3
Operating expenses:
  Promotion and distribution...........    26,480       5.2       31,876       5.6       45,039       6.6
  Selling, general and
    administrative.....................    11,512       2.2       14,384       2.6       26,266       3.9
  Amortization of intangibles..........     3,538       0.7        3,601       0.6        6,468       0.9
  Transition expenses..................        --        --           --        --        7,043       1.0
  Product recall.......................        --        --           --        --        3,000       0.4
                                         --------     -----     --------     -----     --------     -----
    Income from operations.............    24,911       4.8       31,984       5.7       44,400       6.5
Interest expense, net..................    22,471       4.4       22,463       4.0       31,136       4.6
Non-recurring finance charge...........     4,815       0.9           --        --        4,599       0.7
Other (income) expense, net............        (2)       --         (102)       --          164        --
                                         --------     -----     --------     -----     --------     -----
    Income (loss) before taxes.........    (2,373)     (0.5)       9,623       1.7        8,501       1.2
Income tax expense (benefit)...........      (855)     (0.2)       3,389       0.6        3,602       0.5
                                         --------     -----     --------     -----     --------     -----
    Income (loss) before extraordinary
      item.............................    (1,518)     (0.3)       6,234       1.1        4,899       0.7
Extraordinary item, net of tax.........        --        --           --        --       26,788       3.9
                                         --------     -----     --------     -----     --------     -----
    Net income (loss)..................  $ (1,518)     (0.3)%   $  6,234       1.1%    $(21,889)     (3.2)%
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

     On August 3, 1998, Doane Pet Care Enterprises, Inc. acquired Windy Hill for approximately 6.4 million shares of its common stock and the assumption of $183.5 million of indebtedness.

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

OTHER EVENTS

     Doane Pet Care Enterprises, Inc., our parent corporation, effected a four-for-one stock split on April 8, 1999 pursuant to which each holder of a share of its common stock received a dividend equal to three shares of common stock. The share numbers presented in this annual report on Form 10-K reflect the stock split.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates, commodity prices and foreign currency exchange rates.

     Interest rate risk. We are subject to market risk exposure related to changes in interest rates. Accordingly, our net income is affected by changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would decrease our 1998 pro forma net income by approximately $1.7 million and our 1998 pro forma cash flow from operations by approximately $2.8 million. In addition, such a change would result in a decrease in the fair value of the debt at December 31, 1998 by approximately $10.5 million. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     We periodically use interest rate hedges, or swaps, to limit our exposure to the interest rate risk associated with our floating rate long term foreign debt, which was approximately 2,642 million peseta, or $18.6 million, at December 31, 1998. Amounts received under swap agreements are recorded as a reduction (addition) to interest expense. The deferred loss associated with the contract was approximately $0.4 million at December 31, 1998. A 50 basis point increase in foreign interest rates would increase the loss associated with this contract by $0.2 million at December 31, 1998.

     Commodity price risk. We manage price risk created by market fluctuations by hedging portions of our primary commodity products purchases, which are corn and soybean meal, principally through exchange traded futures and options contracts that are designated as hedges. The terms of these contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or through exchange for the physical commodity in which case we deliver the contract against the acquisition of the physical commodity.

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

     Deferred losses on these outstanding contracts were $3.0 million at December 31, 1998. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at December 31, 1998 would not have a material adverse effect on our financial position, results of operations or cash flows.

     Foreign currency exchange risk. Our earnings and financial position are effected by foreign exchange rate fluctuations. Except for our Spanish foreign operations, which had 1998 sales of $17.8 million, we generally transact business in U.S. dollars. We generally finance our peseta-denominated assets with peseta currency borrowings, thereby reducing our exposure to the risk associated with fluctuations in foreign currency rates. The translation adjustment during 1998 was a gain of $0.5 million.

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

            NAME              AGE                       POSITION
George B. Kelly.............   49   Chairman of the Board
Douglas J. Cahill*..........   39   Chief Executive Officer, President and Director
Thomas R. Heidenthal*.......   47   Senior Vice President and Chief Financial Officer
F. Donald Cowan, Jr.........   53   Senior Vice President, Business Development and
                                      Quality of Doane
Richard A. Hannasch.........   45   Vice President, Fulfillment of Doane
Richard D. Wohlschlaeger....   46   Vice President, Sales and Marketing of Doane
David L. Horton.............   38   Vice President, Manufacturing and Engineering of
                                      Doane
Terry W. Bechtel............   56   Vice President, Co-Manufacturing (Sales) of Doane
Charles W. Dunleavy.........   54   Vice President and Managing Director, European
                                      Operations of Doane
Joseph J. Meyers............   37   Vice President and Chief Information Officer of
                                    Doane
Philip K. Woodlief..........   45   Vice President, Finance of Doane
Peter T. Grauer.............   53   Director
M. Walid Mansur.............   40   Director
Bob L. Robinson.............   61   Director
Jeffrey C. Walker...........   43   Director
Ray Chung...................   51   Director
Stephen C. Sherrill.........   45   Director

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

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                              ANNUAL COMPENSATION(1)         ------------
                                        ----------------------------------    SECURITIES
                                                                 OTHER        UNDERLYING
 NAME AND PRINCIPAL POSITION   FISCAL                            ANNUAL      OPTIONS/SARS    ALL OTHER
          AT DOANE              YEAR     SALARY     BONUS     COMPENSATION       (#)        COMPENSATION
Douglas J. Cahill(2).........   1998    $327,082   $424,000     $765,093(10)    100,000      $1,020,691(3)(4)(6)(11)
  President and Chief           1997      91,667    100,000       55,170(12)    400,000         248,165(5)(6)
    Executive Officer
Thomas R. Heidenthal.........   1998     199,583    166,950        7,757(12)         --         300,077(3)(4)(11)
  Senior Vice President and     1997     145,833     93,000       18,838(12)    200,000          25,803(5)
    Chief Financial Officer
Bob L. Robinson(7)...........   1998     183,000    800,000          794(12)         --         297,695(8)(9)
                                1997     366,000    569,294           --             --          34,860(9)
                                1996     366,000    420,289           --        500,000          33,200(9)
Richard D. Wohlschlaeger.....   1998     152,361     92,750       12,542(12)     38,000         148,739(3)(4)
  Vice President, Sales         1997     116,616     40,000           --             --              --
    and Marketing               1996     109,853     22,380           --         38,000              --
Richard A. Hannasch..........   1998     147,917     92,750        6,373(12)         --         183,714(3)(4)(11)
  Vice President, Fulfillment   1997     108,627     40,000           --             --          30,000(5)
                                1996      22,222         --           --         72,000              --
David L. Horton..............   1998     154,583     92,750       10,649(12)     60,000         147,821(3)(4)(11)
  Vice President,               1997      14,071         --           --             --          80,000(6)
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

(4) Includes relocation expenses as follows: Mr. Cahill -- $88,916; Mr. Heidenthal -- $45,914; Mr. Wohlschlaeger -- $48,739; Mr.
     Hannasch -- $30,426; and Mr. Horton -- $44,533.

(5) Includes relocation expenses of $73,165 for Mr. Cahill, $25,803 for Mr. Heidenthal and $30,000 for Mr. Hannasch.

(6) Includes sign-on bonuses as follows: Mr. Cahill -- $175,000 (in each of 1997 and 1998); and Mr. Horton -- $80,000.

(7) Mr. Robinson served as Doane's Chief Executive Officer until his resignation effective June 30, 1998. Upon his resignation, options for 202,000 shares of common stock of Doane Pet Care Enterprises, Inc. were terminated. See "-- Stock Option Exercises" and "-- Employment and Termination Agreements."

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

(9) Includes the following amounts vested under Doane's deferred compensation plan: 1998 -- $53,950; 1997 -- $34,860; and 1996 -- $33,200.

(10) The amount shown includes $750,000, which is the difference between the fair market value and the exercise price of options for 100,000 shares of common stock of Doane Pet Care Enterprises, Inc. that Mr. Cahill received and exercised in fiscal 1998, and $15,093 for gross up for taxes.

(11) Includes a company match and profit sharing contribution under our Savings and Investment Plan as follows: Mr. Cahill -- $6,775; Mr.
     Heidenthal -- $4,163; Mr. Hannasch -- $3,288; and Mr. Horton -- $3,288.

(12) Amount shown is gross up for taxes.

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

     Doane entered into a retirement agreement with Mr. Robinson effective June 30, 1998 pursuant to which Mr. Robinson resigned from employment with Doane and Doane Pet Care Enterprises, Inc. Pursuant to his retirement agreement, we paid Mr. Robinson his base salary, at the rate in effect on his retirement date of June 30, 1998, through December 31, 1998. We also paid Mr. Robinson an annual bonus for 1998 in the amount of $800,000, which bonus was in lieu of any bonus Mr. Robinson was entitled to receive under the terms of his employment agreement with us effective as of September 1, 1994. Effective as of his retirement date, options for 72,000 shares of the common stock of Doane Pet Care Enterprises, Inc. issued under the terms of two stock option agreements dated November 1, 1996 became fully vested.

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

STOCK OPTION AND STOCK PURCHASE PLANS

     Effective as of November 1, 1996, our parent adopted its 1996 Management Stock Purchase Plan and its 1996 Stock Option Plan, as amended. Under the 1996 Stock Option Plan, 3,000,000 shares are authorized for issuance and as of February 28, 1999, options to acquire 544,620 shares of the common stock of Doane Pet Care Enterprises, Inc. had been exercised and 1,669,600 shares were reserved for issuance under the plan. The stock option and purchase plans are intended to encourage certain of our employees to develop a sense of proprietorship and personal involvement in the development and financial success of our company.

     Effective as of June 19, 1997, our parent adopted the 1997 Management Stock Purchase Plan. Pursuant to the 1996 Management Stock Purchase Plan and the 1997 Management Stock Purchase Plan, 500,000 shares of common stock of Doane Pet Care Enterprises, Inc. were sold for $2.50 per share to certain key employees, including sales of 200,000 shares to Mr. Heidenthal, 46,000 shares to Mr. Wohlschlaeger and 46,000 shares to Mr. Hannasch.

STOCK OPTION GRANTS

     The following table sets forth, as of December 31, 1998, certain information as to options granted in 1998 under the 1996 Stock Option Plan to the Named Executive Officers. As of December 31, 1998, options for 498,000 shares of common stock of Doane Pet Care Enterprises, Inc. had been exercised by the Named Executive Officers.

                                                                     INDIVIDUAL GRANTS
                                                  -------------------------------------------------------
                                                      NUMBER OF        % OF TOTAL   EXERCISE
                                                      SECURITIES        OPTIONS      PRICE
                                                  UNDERLYING OPTIONS   GRANTED TO     PER      EXPIRATION
                      NAME                            GRANTED(#)       EMPLOYEES     SHARE        DATE
Douglas J. Cahill...............................       100,000            27.3%      $2.50        1999(1)
Richard D. Wohlschlaeger........................        38,000            10.4        5.00        2008
David L. Horton.................................        60,000            16.4        5.00        2008

---------------

(1) Mr. Cahill was issued 100,000 options on May 1, 1998 with a term of one year, all of which he exercised on June 1, 1998.

STOCK OPTION EXERCISES

     The following table sets forth certain information with respect to exercises by the Named Executive Officers of stock options during fiscal year 1998 and the number of shares underlying unexercised stock options held by those officers as of December 31, 1998.

                    AGGREGATED OPTION EXERCISES IN LAST YEAR

                                                                                 NUMBER OF SHARES
                                                                                    UNDERLYING
                                                               SHARES           UNEXERCISED OPTIONS
                                                              ACQUIRED      ---------------------------
                          NAME                              ON EXERCISE     EXERCISABLE   UNEXERCISABLE
Douglas J. Cahill........................................     200,000         75,000         225,000
Thomas R. Heidenthal.....................................      --             64,800         135,200
Richard D. Wohlschlaeger.................................      --             24,776          51,224
Richard A. Hannasch......................................      --             25,376          46,624
David L. Horton..........................................      --             12,000          48,000
Bob L. Robinson*.........................................     298,000              0               0

---------------

* Effective as of Mr. Robinson's retirement on June 30, 1998, options for 72,000 shares of common stock of Doane Pet Care Enterprises, Inc. issued under the terms of two stock option agreements dated November 1, 1996 became fully vested and his remaining unexercised options for 202,000 shares were terminated.

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

                                                           SHARES OF
                                                          COMMON STOCK     PERCENT OF
                                                          BENEFICIALLY    OUTSTANDING
              NAME OF BENEFICIAL OWNER(1)                    OWNED        COMMON STOCK
              ---------------------------                 ------------    ------------
Summit/DPC Partners, L.P.(2)............................   2,880,000          15.7%
DLJMB(3)................................................   4,514,928          19.7
CMIHI(4)................................................   3,662,984          19.0
Bruckmann, Rosser, Sherrill & Co., L.P.(5)..............   3,061,317          16.6
Dartford Partnership, L.L.C.(6)(11).....................     562,861           3.1
Windy Hill Pet Food Company, L.L.C.(7)(11)..............   2,372,607          12.9
PNC Capital Corp(11)....................................     648,045           3.5
Laura Hawkins Mansur(8).................................   3,312,000          18.0
Peter T. Grauer(3)......................................   4,514,928          19.7
George B. Kelly(2)......................................   2,880,000          15.7
Jeffrey C. Walker(4)....................................   3,662,984          19.0
Ray Chung(6)(7).........................................   2,733,837          14.9
Stephen C. Sherrill(5)..................................   3,061,317          16.6
M. Walid Mansur(8)......................................   3,312,000          18.0
Bob L. Robinson(9)......................................   1,098,000           6.0
Douglas J. Cahill(10)...................................     275,000           1.5
Thomas R. Heidenthal(10)................................     264,800           1.4
Richard D. Wohlschlaeger(10)............................      85,776             *
Richard A. Hannasch(10).................................      86,376             *
David L. Horton(10).....................................      27,000             *
All parties to the investors' agreement as a group......  23,221,664          96.8
All executive officers and directors as a group(14
  persons)..............................................  22,194,051          92.1

---------------

* Represents less than one percent.

 (1) The address of Summit/DPC Partners, L.P. ("Summit") and Mr. Kelly is 8 Greenway Plaza, Suite 714, Houston, Texas 77046. The address of DLJMB and Mr. Grauer is 277 Park Avenue, New York, New York 10172. The address of CMIHI and Mr. Walker is 380 Madison Avenue, 12th floor, New York, New York 10017. The address of Bruckmann, Rosser, Sherill & Co., L.P. ("BRS") and Mr. Sherrill is 126 East 56th Street, New York, New York 10022. The address of Dartford Partnership, L.L.C. ("Dartford"), Windy Hill Pet Food Company, L.L.C. and Mr. Chung is 456 Montgomery, Suite 2200, San Francisco, California 94109. The address of Mr. Robinson, Mr. Cahill, Mr. Heidenthal, Mr. Wohlschlaeger, Mr. Hannasch, Mr. Horton, Laura Hawkins Mansur and Mr. Mansur is 103 Powell Court, Suite 200, Brentwood, Tennessee 37027. The address of PNC Capital Corp is 3150 CNG Tower, 625 Liberty Avenue, Pittsburgh, Pennsylvania 15222.

 (2) Summit is a limited partnership of which SCI serves as the general partner. Mr. Kelly, a director of Doane, is Chairman of the Board and a stockholder of SCI. Mr. Kelly may be deemed to beneficially own the shares indicated because of Mr. Kelly's affiliation with Summit. Mr. Kelly disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Exchange Act.

 (3) All of the shares indicated as owned by DLJMB are shares that may be acquired by DLJMB within 60 days pursuant to the exercise of warrants. Of the shares indicated, warrants to purchase 2,126,748, 950,960, 55,136, 857,640 and 524,444 shares are held by DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc. and DLJ First ESC, L.P., respectively. DLJMB is a limited partnership, the general partner of which is DLJ Merchant Banking, Inc., an affiliate of DLJSC. Mr. Grauer is a director of Doane and serves as a Managing Director of DLJ Merchant Banking, Inc. and, as such, may be deemed to beneficially own such shares. Mr. Grauer disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

 (4) Represents shares held by CMIHI and related parties. Of the 3,662,984 shares indicated as owned by CMIHI, (i) 428,000 represent shares of Class A Common Stock, (ii) 2,332,000 represent shares of Class B Common Stock and
     (iii) 902,984 are shares issuable within 60 days upon exercise of warrants. Mr. Walker, a director of Doane, is Managing General Partner of Chase Capital Partners, an affiliate of CMIHI, and may be deemed to beneficially own the shares indicated as owned by CMIHI. Mr. Walker disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

 (5) Includes shares held by BRS and certain other entities and individuals affiliated with BRS. Of the 3,061,317 shares indicated as owned by BRS, 85,824 shares are beneficially owned by BRS and certain other entities and individuals affiliated with BRS pursuant to such parties' interests in Windy Hill Pet Food Company, L.L.C., including 1,654 shares beneficially owned by Mr. Sherrill. Mr. Sherrill, a director of Doane, is a principal of BRS and in addition to the 58,139 shares individually owned by him (and the 1,654 shares beneficially owned by him through his interest in Windy Hill Pet Food Company, L.L.C.), he may be deemed to beneficially own 3,001,524 shares beneficially owned by BRS and certain other entities and individuals affiliated with BRS. Mr. Sherrill disclaims beneficial ownership of 134,279 of such shares within the meaning of Rule 13d-3 of the Exchange Act.

 (6) Of the 562,861 shares indicated as owned by Dartford, 201,631 shares are beneficially owned by Dartford through its membership interest in Windy Hill Pet Food Company, L.L.C. Dartford is the entity that controls Windy Hill Pet Food Company, L.L.C. Mr. Chung, a director of Doane, is a partner in Dartford and may be deemed to beneficially own the shares held by Dartford.

 (7) Windy Hill Pet Food Company, L.L.C. is controlled by Dartford. Mr. Chung, a director of Doane, is a managing member of Windy Hill Pet Food Company, L.L.C. and in addition to the 157,192 shares beneficially owned by him pursuant to his interest in Windy Hill Pet Food Company, L.L.C., he may be deemed to beneficially own an additional 2,215,415 shares beneficially owned by Windy Hill Pet Food Company, L.L.C. and certain other entities and individuals affiliated with Windy Hill Pet Food Company, L.L.C., other than himself. Mr. Chung disclaims beneficial ownership of those 2,215,415 shares within the meaning of Rule 13d-3 of the Exchange Act.

 (8) Of the shares indicated as owned by Mr. and Mrs. Mansur, 1,400,000 are held in Mr. Mansur's name, 1,612,000 are owned by Mrs. Mansur and 300,000 are held in trust for their children. The shares held by Mrs. Mansur and the Mansurs' children may be deemed to be beneficially owned by Mr. Mansur; Mr. Mansur disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act. The shares held by Mr. Mansur and the Mansur's children may be deemed to be beneficially owned by Mrs. Mansur; Mrs. Mansur disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

 (9) Of the shares indicated as owned by Mr. Robinson, 176,092 are held in Mr. Robinson's name, 560,000 are held in a limited partnership of which Mr. Robinson is the managing partner, 169,908 are held in trust for Mr. Robinson, 169,908 are held in trust for Mr. Robinson's wife, Jeanine L. Robinson, and 22,092 are held in Mrs. Robinson's name. The shares held by the partnership and in Mr. Robinson's wife's trust may be deemed to be beneficially owned by Mr. Robinson; Mr. Robinson disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

(10) Amounts include 75,000 options granted to Mr. Cahill, 64,800 options granted to Mr. Heidenthal, 24,776 options granted to Mr. Wohlschlaeger, 25,376 options granted to Mr. Hannasch and 12,000 options granted to Mr. Horton, all of which are exercisable within 60 days.

(11) BRS, Dartford, Windy Hill Pet Food Company, L.L.C. and PNC Capital Corp comprise the former shareholders of Windy Hill. Together they own 6,357,376 shares of common stock, or 34.5% of the outstanding shares of common stock.

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

     - one will be designated by DLJMB (the DLJMB designee),

     - two will be designated by SCI on behalf of the Summit investors (each, a Summit designee),

     - one will be designated by CMIHI (the Chase designee),

     - two will be the Windy Hill representatives designated on behalf of the Windy Hill investors (each, a Windy Hill designee),

     - one will be the chief executive officer of Doane Pet Care Enterprises, Inc. and

     - one will be designated by the mutual agreement of the DLJMB designee, as long as a DLJMB designee then serves on the board of directors, and George B. Kelly, as long as Mr. Kelly is one of the Summit designees, or by either of the Summit designees if Mr. Kelly is not then one of the Summit designees.

     If at any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by the Summit investors is less than 50% of the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned as of August 3, 1998, the Summit investors will only have the right to designate one individual. If at any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by the Windy Hill investors is less than 50% of the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned as of August 3, 1998, the Windy Hill investors will only have the right to designate one individual. Notwithstanding the foregoing, at any time any of DLJMB's, CMIHI's, the Summit investors' or the Windy Hill investors' respective percentage ownership is less than 5%, that person or group will not have the further right to designate any individual to the boards of directors of Doane or Doane Pet Care Enterprises, Inc. pursuant to the investors' agreement. In addition, until the earlier of August 3, 1999 and the date the Windy Hill investors no longer have the right to designate any individual to the boards of directors of Doane and Doane Pet Care Enterprises, Inc., Windy Hill Pet Food Company L.L.C. will have the right to designate one observer to the boards.

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

     In connection with our acquisition by our parent, DLJMB purchased 1,000,000 shares of our preferred stock and warrants to purchase 4,514,928 shares of common stock of Doane Pet Care Enterprises, Inc. for an aggregate purchase price of $25 million. In December 1997, DLJMB and certain of its affiliates sold their shares of our preferred stock to DLJSC, who thereupon sold the shares to qualified institutional buyers, as defined in Rule 144A under the Securities Act. DLJMB is also a party to the investors' agreement described above. Mr. Grauer, a Managing Director of DLJMB, is a member of the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

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

TRANSACTIONS WITH SCI

     SCI is the general partner of Summit, which is the owner of 2,880,000 shares of common stock of Doane Pet Care Enterprises, Inc. In addition to certain payments of fees and reimbursements for out-of-pocket expenses in connection with our acquisition in 1995, SCI entered into a management advisory agreement with Doane for a term of five years or until such time as Doane Pet Care Enterprises, Inc. consummates an initial public offering of its common stock resulting in the receipt by Doane Pet Care Enterprises, Inc. of at least $35 million in gross proceeds, whichever is shorter, and pursuant to which Doane will pay SCI an annual fee of $200,000 plus reimbursable expenses.

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

TRANSACTIONS WITH CMIHI AND AFFILIATES

     CMIHI is an affiliate of Chase Securities Inc. ("CSI") and The Chase Manhattan Bank ("Chase"). CMIHI and an affiliate of CMIHI own:

     - 200,000 shares of our preferred stock that will be repurchased by Doane in connection with Doane Pet Care Enterprises, Inc.'s initial public offering of common stock,

     - 428,000 shares of Class A common stock of Doane Pet Care Enterprises, Inc. and 2,332,000 shares of Class B (non-voting) common stock of Doane Pet Care Enterprises, Inc. and

     - warrants to purchase 902,984 shares of common stock of Doane Pet Care Enterprises, Inc.

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

TRANSACTIONS WITH M. WALID MANSUR

     M. Walid Mansur, a director of Doane and Doane Pet Care Enterprises, Inc., was paid $500,000 for services rendered in connection with our acquisition in 1995 and related financings. Mr. Mansur owns 1,400,000 shares of common stock of Doane Pet Care Enterprises, Inc., Mr. Mansur's spouse, Laura Hawkins Mansur, owns 1,612,000 shares of common stock of Doane Pet Care Enterprises, Inc. and 300,000 shares of common stock of Doane Pet Care Enterprises, Inc. are held in trust for their children.

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

                                    PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Financial Statements

          (3) Exhibits

           The following exhibits are filed as part of this report:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of Doane Pet Care Company
                            (incorporated by reference to Exhibit 3.1 to Doane Pet
                            Care Company's Registration Statement on Form S-1, Reg.
                            No. 33-98110 (the "Form S-1"))
          3.2            -- Certificate of Amendment to Certificate of Incorporation
                            of Doane Pet Care Company (incorporated by reference to
                            Exhibit 3.2 to Doane Pet Care Company's Annual Report on
                            Form 10-K for the year ended December 31, 1997 (the "1997
                            Form 10-K"))
          3.3            -- Bylaws of Doane Pet Care Company (incorporated by
                            reference to Exhibit 3.2 to the Form S-1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.1            -- Indenture dated November 12, 1998 between Doane Pet Care
                            Company and Wilmington Trust Company (incorporated by
                            reference to Exhibit 10.12 of Doane Pet Care Enterprises,
                            Inc.'s Registration Statement on Form S-1, Reg. No. 333-
                            61027 ("Enterprises' Form S-1"))
          4.2            -- Registration Agreement among Doane Pet Care Company,
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            Chase Securities Inc. dated November 12, 1998
                            (incorporated by reference to Exhibit 4.2 to Doane Pet
                            Care Company's Registration Statement on Form S-4, Reg.
                            No. 333-70759 (the "Form S-4"))
          9.1            -- Amended and Restated Investors' Agreement dated as of
                            August 3, 1998 among Doane Pet Care Company, Doane Pet
                            Care Enterprises, Inc., Summit Capital Inc., Summit/DPC
                            Partners, L.P., Chase Manhattan Investment Holdings,
                            Inc., Baseball Partners, DLJ Merchant Banking Partners,
                            L.P., DLJ International Partners, C.V., DLJ Offshore
                            Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ
                            First ESC, L.P., Dartford Partnership, L.L.C., Bruckmann,
                            Rosser, Sherrill & Co., L.P., PNC Capital Corp, Windy
                            Hill Pet Food Company, L.L.C. and certain other persons
                            named therein (incorporated by reference to Exhibit 9.1
                            of Enterprises' Form S-1)
          9.2            -- First Amendment to First Amended and Restated Investors'
                            Agreement dated as of October 14, 1998 among Doane Pet
                            Care Company, Doane Pet Care Enterprises, Inc., Summit
                            Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                            Investment Holdings, Inc., Baseball Partners, DLJ
                            Merchant Banking Partners, L.P., DLJ International
                            Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                            Banking Funding, Inc., DLJ First ESC, L.P., Dartford
                            Partnership, L.L.C., Bruckmann, Rosser, Sherrill & Co.,
                            L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                            L.L.C. and certain other persons named therein
                            (incorporated by reference to Exhibit 9.2 of the Form
                            S-4)
          9.3            -- Second Amendment to First Amended and Restated Investor's
                            Agreement dated as of February 4, 1999 among Doane Pet
                            Care Company, Doane Pet Care Enterprises, Inc., Summit
                            Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                            Investment Holdings, Inc., Baseball Partners, DLJ
                            Merchant Banking Partners, L.P., DLJ International
                            Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                            Banking Funding, Inc., DLJ First ESC, L.P., Dartford
                            Partnership, L.L.C., Bruckmann, Rosser, Sherrill & Co.,
                            L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                            L.L.C. and certain other persons named therein
                            (incorporated by reference to Exhibit 9.3 to Enterprises'
                            Form S-1)
         *9.4            -- Third Amendment to First Amended and Restated Investors'
                            Agreement dated as of April 8, 1999 among Doane Pet Care
                            Company, Doane Pet Care Enterprises, Inc., Summit Capital
                            Inc., Summit/DPC Partners, L.P. Chase Manhattan
                            Investment Holdings, Inc., Baseball Partners, DLJ
                            Merchant Banking Partners, L.P., DLJ International
                            Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                            Banking Funding, Inc., DLJ First ESC, L.P., Dartford
                            Partnership, L.L.C., Bruckmann, Rosser, Sherrill & Co.,
                            L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                            L.L.C. and certain other persons named therein
         10.1            -- Early Retirement Agreement and Release effective as of
                            June 30, 1998 between Doane Pet Care Company and Bob L.
                            Robinson (incorporated by reference to Exhibit 10.1 of
                            Enterprises' Form S-1)
         10.2            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Douglas J. Cahill (incorporated by
                            reference to Exhibit 10.3 to the 1997 Form 10-K)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.3            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Thomas R. Heidenthal (incorporated
                            by reference to Exhibit 10.4 to the 1997 Form 10-K)
         10.4            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Richard D. Wohlschlaeger
                            (incorporated by reference to Exhibit 10.4 to the Form
                            S-4)
         10.5            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Richard A. Hannasch (incorporated by
                            reference to Exhibit 10.5 to the Form S-4)
         10.6            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and David L. Horton (incorporated by
                            reference to Exhibit 10.6 to the Form S-4)
         10.7            -- Doane Pet Care Enterprises, Inc.'s 1996 Stock Option Plan
                            (incorporated by reference to Exhibit 10.7 to Doane Pet
                            Care Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996)
         10.8            -- First Amendment to Doane Pet Care Enterprises, Inc.'s
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.8 to the 1997 Form 10-K)
         10.9            -- Second Amendment to Doane Pet Care Enterprises, Inc.'s
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.9 to the 1997 Form 10-K)
         10.10           -- Termination and Dissolution Agreement, dated March 25,
                            1998, between Flint River Mills, Inc. and Windy Hill Pet
                            Food Company, Inc. (incorporated by reference to the
                            Quarterly Report of Windy Hill Pet Food, Inc. on Form
                            10-Q filed on May 12, 1998)
         10.11           -- Revolving Credit and Term Loan Agreement dated as of
                            November 12, 1998 among Doane Pet Care Company, Doane Pet
                            Care Enterprises, Inc., The Chase Manhattan Bank, as
                            administrative agent, DLJ Capital Funding, Inc., as
                            syndication agent, and Mercantile Bank National
                            Association, as documentation agent, and the banks named
                            therein (incorporated by reference to Exhibit 10.13 of
                            Enterprises' Form S-1)
         10.12           -- Employment Agreement dated February 15, 1999, between
                            Doane Pet Care Company and Philip K. Woodlief
                            (incorporated by reference to Exhibit 10.14 to
                            Enterprises' Form S-1)
         21.1            -- List of subsidiaries of Doane Pet Care Company
                            (incorporated by reference to Exhibit 21.1 to the Form
                            S-4)
       **27.1            -- Financial Data Schedule

------------------------------

 * Filed herewith.
** Previously filed.

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

                                                     Date: May 4, 1999

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ GEORGE B. KELLY                   Chairman of the Board and           May 4, 1999
-----------------------------------------------------    Director
                   George B. Kelly

                /s/ DOUGLAS J. CAHILL                  Chief Executive Officer,            May 4, 1999
-----------------------------------------------------    President and Director
                  Douglas J. Cahill                      (Principal Executive Officer)

              /s/ THOMAS R. HEIDENTHAL                 Senior Vice President and Chief     May 4, 1999
-----------------------------------------------------    Financial Officer (Principal
                Thomas R. Heidenthal                     Financial Officer and
                                                         Principal Accounting Officer)

                 /s/ PETER T. GRAUER                   Director                            May 4, 1999
-----------------------------------------------------
                   Peter T. Grauer

                 /s/ M. WALID MANSUR                   Director                            May 4, 1999
-----------------------------------------------------
                   M. Walid Mansur

                 /s/ BOB L. ROBINSON                   Director                            May 4, 1999
-----------------------------------------------------
                   Bob L. Robinson

                /s/ JEFFREY C. WALKER                  Director                            May 4, 1999
-----------------------------------------------------
                  Jeffrey C. Walker

                    /s/ RAY CHUNG                      Director                            May 4, 1999
-----------------------------------------------------
                      Ray Chung

               /s/ STEPHEN C. SHERRILL                 Director                            May 4, 1999
-----------------------------------------------------
                 Stephen C. Sherrill

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

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
Net sales..................................................  $513,217    $564,741    $686,663
Cost of goods sold.........................................   446,776     482,896     554,447
                                                             --------    --------    --------
Gross profit...............................................    66,441      81,845     132,216
Operating expenses:
  Promotion and distribution...............................    26,480      31,876      45,039
  Selling, general and administrative......................    11,512      14,384      26,266
  Amortization of intangibles..............................     3,538       3,601       6,468
  Transition expenses......................................        --          --       7,043
  Product recall...........................................        --          --       3,000
                                                             --------    --------    --------
          Income from operations...........................    24,911      31,984      44,400
Interest expense, net......................................    22,471      22,463      31,136
Non-recurring finance charge...............................     4,815          --       4,599
Other (income) expense, net................................        (2)       (102)        164
                                                             --------    --------    --------
          Income (loss) before income taxes and
            extraordinary loss.............................    (2,373)      9,623       8,501
Income tax expense (benefit)...............................      (855)      3,389       3,602
                                                             --------    --------    --------
          Income (loss) before extraordinary loss..........    (1,518)      6,234       4,899
Extraordinary loss, net of income tax benefit..............        --          --      26,788
                                                             --------    --------    --------
          Net income (loss)................................  $ (1,518)   $  6,234    $(21,889)
                                                             ========    ========    ========
Net loss applicable to common stock........................    (7,264)       (151)    (29,136)
Basic and diluted net income (loss) per common share:
  Income (loss) before extraordinary loss..................  $ (1,518)   $  6,234    $  4,899
  Extraordinary loss.......................................        --          --     (26,788)
  Preferred stock dividends and accretion of preferred
     stock.................................................    (5,746)     (6,385)     (7,247)
                                                             --------    --------    --------
  Net loss per common share................................  $ (7,264)   $   (151)   $(29,136)
                                                             ========    ========    ========
Basic and diluted weighted average number of shares
  outstanding..............................................     1,000       1,000       1,000
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

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                        DECEMBER 31, 1996, 1997 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Doane Pet Care Company ("Company" or "Doane"), formerly Doane Products Company, manufactures dry and canned pet foods and operates a machine shop and a structural steel fabrication plant. The Company extends unsecured credit in the form of current accounts receivable, principally to large distributors and retailers throughout the United States, with credit extended to one customer approximating 70%, 65% and 50% of accounts receivable at December 31, 1996, 1997, and 1998, respectively.

  Principles of Consolidation

     On October 5, 1995, Doane Pet Care Enterprises, Inc. ("Parent" or "Enterprises") acquired the Company. The accompanying consolidated financial statements for December 31, 1996, 1997, and 1998, include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The Company is accounting for its 50% investment in a foreign joint venture under the equity method of accounting.

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
                                                              =======   =======   ========

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value an cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

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

  Windy Hill Pet Food Holdings Inc. ("Holdings") Acquisition

     On August 3, 1998, the Parent acquired Holdings for approximately 6.4 million shares of its common stock valued at $63,574 and the assumption of $183.5 million of indebtedness. Holdings was liquidated into the Parent at the date of acquisition. Windy Hill Pet Food Company, Inc. ("Windy Hill"), a wholly-owned subsidiary of Holdings, was merged into the Company in November 1998 in connection with the Refinancing Transactions as discussed in Note 3. Windy Hill was a leading manufacturer of pet food products for both dogs and cats, including dry, canned, semi-moist, soft dry, soft treats and dog biscuits. With Windy Hill, the Company became the largest manufacturer of dog biscuits in the United States. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. The allocation of the purchase price is preliminary because estimates were made regarding the fair value of certain assets and liabilities for which the Company is obtaining valuation information either from sale transactions, or internal studies. The Company has recorded an estimated accrual associated with such valuations at December 31, 1998. The final determination of the fair values is expected to be completed no later than the second quarter of 1999, and any resulting changes to the estimate, which are not expected to be material, will be recorded as an adjustment to Goodwill. Goodwill of approximately $59.4 million was recorded in connection with this transaction. The goodwill is being amortized over 40 years on a straight-line basis.

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

     -- Windy Hill was merged into Doane, the Parent's principal operating subsidiary;

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

  Annual Maturities of Long-Term Debt

     Aggregate annual maturities of long-term debt at December 31, 1998 were:

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
1999........................................................    $ 12,889
2000........................................................      14,186
2001........................................................      17,054
2002........................................................      17,072
Thereafter..................................................     397,969

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value at December 31 of financial instruments, other than current assets and liabilities, follows:

                                                    1997                      1998
                                           -----------------------   -----------------------
                                                        ESTIMATED                 ESTIMATED
                                           BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
                                           ----------   ----------   ----------   ----------
Debt:
  Revolving credit facility..............       $775         $775      $32,000      $32,000
  Bank term loan.........................     33,937       33,937      245,000      245,000
  Senior subordinated notes..............    160,000      160,000      146,996      152,800
  Other..................................      5,698        5,698       35,174       35,174
                                           ---------    ---------    ---------    ---------
                                            $200,410     $200,410     $459,170     $464,974
                                           =========    =========    =========    =========
Hedges:
  Interest rate (asset)..................        $--          $--          $--         $400
Commodities (asset)......................      1,321          404        4,711        1,689
                                           ---------    ---------    ---------    ---------
                                              $1,321         $404       $4,711       $2,089
                                           =========    =========    =========    =========

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

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

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

(11) COMMON STOCK

     The Parent's Common Stock consists of two classes, Class A and Class B. The Class A and Class B Common Stock are identical in all respects except that the Class B Common Stock has no voting rights. The Class B Common Stock is convertible into shares of Class A Common Stock at any time at the option of the holder thereof. Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record on all matters submitted to a vote of stockholders. The holders of Class A Common Stock do not have cumulative voting rights in the election of directors. The holders of Common Stock have no preemptive, subscription, redemptive or conversion rights, except that holders of Class B Common Stock may, at their option, convert their shares into Class A Common Stock.

(12) STOCK OPTION PLAN

     Effective November 1, 1996, the Company's parent, Enterprises, adopted a management stock option plan, as amended. Certain employees of the Company are covered under this plan, and each stock option granted allows for the purchase of one share of Enterprises common stock. The options vest based on the attainment of certain performance levels as defined by the plan.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

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
                                                              ------
                                                              $7,043
                                                              ======

     The relocation expense represents liabilities incurred to relocate personnel from the former Doane corporate office to merged corporate headquarters. Merger bonuses were paid to Doane personnel in connection with the acquisition. Professional fees represent costs for consultants in human resources,

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
employment, law, accounting and information systems to assist in the transition. As of December 31, 1998, $2.6 million of these expenses were accrued and expected to be paid in the next six months.

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

(22) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      FIRST      SECOND     THIRD      FOURTH
                       1998                          QUARTER    QUARTER    QUARTER    QUARTER
                       ----                          --------   --------   --------   --------
Net sales..........................................  $144,307   $140,843   $176,511   $225,002
Gross profit.......................................    24,340     24,768     33,970     49,138
Net income (loss)..................................     3,279      2,474        222    (27,864)

                                                      FIRST      SECOND     THIRD      FOURTH
                       1997                          QUARTER    QUARTER    QUARTER    QUARTER
                       ----                          --------   --------   --------   --------
Net sales..........................................  $141,741   $137,215   $132,445   $153,340
Gross profit.......................................    19,016     18,885     20,623     23,321
Net income.........................................       995        481      1,905      2,853

     The prior quarters have been restated due to the revised valuation of the stock of the Company's parent.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of Doane Pet Care Company
                            (incorporated by reference to Exhibit 3.1 to Doane Pet
                            Care Company's Registration Statement on Form S-1, Reg.
                            No. 33-98110 (the "Form S-1"))
          3.2            -- Certificate of Amendment to Certificate of Incorporation
                            of Doane Pet Care Company (incorporated by reference to
                            Exhibit 3.2 to Doane Pet Care Company's Annual Report on
                            Form 10-K for the year ended December 31, 1997 (the "1997
                            Form 10-K"))
          3.3            -- Bylaws of Doane Pet Care Company (incorporated by
                            reference to Exhibit 3.2 to the Form S-1)
          4.1            -- Indenture dated November 12, 1998 between Doane Pet Care
                            Company and Wilmington Trust Company (incorporated by
                            reference to Exhibit 10.12 of Doane Pet Care Enterprises,
                            Inc.'s Registration Statement on Form S-1, Reg. No. 333-
                            61027 ("Enterprises' Form S-1"))
          4.2            -- Registration Agreement among Doane Pet Care Company,
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            Chase Securities Inc. dated November 12, 1998
                            (incorporated by reference to Exhibit 4.2 to Doane Pet
                            Care Company's Registration Statement on Form S-4, Reg.
                            No. 333-70759 (the "Form S-4"))
          9.1            -- Amended and Restated Investors' Agreement dated as of
                            August 3, 1998 among Doane Pet Care Company, Doane Pet
                            Care Enterprises, Inc., Summit Capital Inc., Summit/DPC
                            Partners, L.P., Chase Manhattan Investment Holdings,
                            Inc., Baseball Partners, DLJ Merchant Banking Partners,
                            L.P., DLJ International Partners, C.V., DLJ Offshore
                            Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ
                            First ESC, L.P., Dartford Partnership, L.L.C., Bruckmann,
                            Rosser, Sherrill & Co., L.P., PNC Capital Corp, Windy
                            Hill Pet Food Company, L.L.C. and certain other persons
                            named therein (incorporated by reference to Exhibit 9.1
                            of Enterprises' Form S-1)
          9.2            -- First Amendment to First Amended and Restated Investors'
                            Agreement dated as of October 14, 1998 among Doane Pet
                            Care Company, Doane Pet Care Enterprises, Inc., Summit
                            Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                            Investment Holdings, Inc., Baseball Partners, DLJ
                            Merchant Banking Partners, L.P., DLJ International
                            Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                            Banking Funding, Inc., DLJ First ESC, L.P., Dartford
                            Partnership, L.L.C., Bruckmann, Rosser, Sherrill & Co.,
                            L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                            L.L.C. and certain other persons named therein
                            (incorporated by reference to Exhibit 9.2 of the Form
                            S-4)
          9.3            -- Second Amendment to First Amended and Restated Investor's
                            Agreement dated as of February 4, 1999 among Doane Pet
                            Care Company, Doane Pet Care Enterprises, Inc., Summit
                            Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                            Investment Holdings, Inc., Baseball Partners, DLJ
                            Merchant Banking Partners, L.P., DLJ International
                            Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                            Banking Funding, Inc., DLJ First ESC, L.P., Dartford
                            Partnership, L.L.C., Bruckmann, Rosser, Sherrill & Co.,
                            L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                            L.L.C. and certain other persons named therein
                            (incorporated by reference to Exhibit 9.3 to Enterprises'
                            Form S-1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *9.4            -- Third Amendment to First Amended and Restated Investors'
                            Agreement dated as of April 8, 1999 among Doane Pet Care
                            Company, Doane Pet Care Enterprises, Inc., Summit Capital
                            Inc., Summit/DPC Partners, L.P. Chase Manhattan
                            Investment Holdings, Inc., Baseball Partners, DLJ
                            Merchant Banking Partners, L.P., DLJ International
                            Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                            Banking Funding, Inc., DLJ First ESC, L.P., Dartford
                            Partnership, L.L.C., Bruckmann, Rosser, Sherrill & Co.,
                            L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                            L.L.C. and certain other persons named therein
         10.1            -- Early Retirement Agreement and Release effective as of
                            June 30, 1998 between Doane Pet Care Company and Bob L.
                            Robinson (incorporated by reference to Exhibit 10.1 of
                            Enterprises' Form S-1)
         10.2            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Douglas J. Cahill (incorporated by
                            reference to Exhibit 10.3 to the 1997 Form 10-K)
         10.3            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Thomas R. Heidenthal (incorporated
                            by reference to Exhibit 10.4 to the 1997 Form 10-K)
         10.4            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Richard D. Wohlschlaeger
                            (incorporated by reference to Exhibit 10.4 to the Form
                            S-4)
         10.5            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Richard A. Hannasch (incorporated by
                            reference to Exhibit 10.5 to the Form S-4)
         10.6            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and David L. Horton (incorporated by
                            reference to Exhibit 10.6 to the Form S-4)
         10.7            -- Doane Pet Care Enterprises, Inc.'s 1996 Stock Option Plan
                            (incorporated by reference to Exhibit 10.7 to Doane Pet
                            Care Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996)
         10.8            -- First Amendment to Doane Pet Care Enterprises, Inc.'s
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.8 to the 1997 Form 10-K)
         10.9            -- Second Amendment to Doane Pet Care Enterprises, Inc.'s
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.9 to the 1997 Form 10-K)
         10.10           -- Termination and Dissolution Agreement, dated March 25,
                            1998, between Flint River Mills, Inc. and Windy Hill Pet
                            Food Company, Inc. (incorporated by reference to the
                            Quarterly Report of Windy Hill Pet Food, Inc. on Form
                            10-Q filed on May 12, 1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11           -- Revolving Credit and Term Loan Agreement dated as of
                            November 12, 1998 among Doane Pet Care Company, Doane Pet
                            Care Enterprises, Inc., DLJ Capital Funding, Inc., as
                            syndication agent, Mercantile Bank National Association,
                            as documentation agent, and The Chase Manhattan Bank, as
                            administrative agent, and the banks named therein
                            (incorporated by reference to Exhibit 10.13 of
                            Enterprises' Form S-1)
         10.12           -- Employment Agreement dated February 15, 1999, between
                            Doane Pet Care Company and Philip K. Woodlief
                            (incorporated by reference to Exhibit 10.14 to
                            Enterprises' Form S-1)
         21.1            -- List of subsidiaries of Doane Pet Care Company
                            (incorporated by reference to Exhibit 21.1 to the Form
                            S-4)
       **27.1            -- Financial Data Schedule

------------------------------

 * Filed herewith.
** Previous filed.