Form 10-Q
period 1999-04-03
DOANE PET CARE CO
filed 1999-05-14
CIK 1002211

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission file number 0-27818
                             DOANE PET CARE COMPANY
                       (formerly Doane Products Company)
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     43-1350515
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                               Highwoods Plaza II
                          103 Powell Court, Suite 200
                              Brentwood, TN 37027
          (Address of Principal Executive Office, Including Zip Code)

                                 (615) 373-7774
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. As of May 6, 1999, 1000 shares of common stock, $0.01 par value, were outstanding.




--------------------------------------------------------------------------------
================================================================================

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                                                                Page
                                                                                                                ----
Item 1.              Financial Statements

                     Condensed Consolidated Balance Sheets - April 3, 1999 (unaudited) and December
                     31, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2

                     Unaudited Condensed Consolidated Statements of Income - three months ended
                     April 3, 1999 and March 31, 1999  . . . . . . . . . . . . . . . . . . . . . . .         3

                     Unaudited Condensed Consolidated Statements of Cash Flows - three months ended
                     April 3, 1999 and March 31, 1999  . . . . . . . . . . . . . . . . . . . . . . .         4

                     Unaudited Condensed Consolidated Statement of Stockholder's Equity and
                     Comprehensive Income - April 3, 1999  . . . . . . . . . . . . . . . . . . . . .         5

                     Notes to Unaudited Condensed Consolidated Financial Statements  . . . . . . . .         6

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of
                     Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

Item 3.              Qualitative and Quantitative Disclosures about Market Risk  . . . . . . . . . .        15


PART II.         OTHER INFORMATION

Item 6.              Exhibits and Report on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .        16

                     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                      (unaudited)
                                                        April 3,  December 31,
                                                          1999        1998
                                                       ---------- ------------
ASSETS

Current assets:
     Cash and cash equivalents                         $   3,814      $  3,349
     Trade accounts receivable, net of allowances         90,196        95,775
     Inventories, net                                     55,012        51,499
     Deferred tax asset                                    3,802         3,749
     Prepaid expenses and other current assets            12,954        17,131
                                                        --------      --------
          Total current assets                           165,778       171,503
Property, plant and equipment, net                       203,007       206,353
Goodwill, and other intangibles net                      305,695       299,631
Other assets, net                                         30,558        31,581
                                                        --------      --------
          Total assets                                  $705,038      $709,068
                                                        ========      ========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current installments of long-term debt             $ 13,942      $ 12,889
     Accounts payable                                     59,814        79,013
     Accrued liabilities                                  52,553        49,878
                                                        --------      --------
          Total current liabilities                      126,309       141,780
Long-term debt, excluding current liabilities            450,025       446,281
Other long-term liabilities                               10,064         9,160
Deferred tax liability                                     8,746         4,761
                                                        --------      --------
          Total liabilities                              595,144       601,982
                                                        --------      --------
Senior exchangeable preferred stock, 3,000 shares
  authorized, 1,200 shares issued                         39,743        37,792
                                                        --------      --------
Stockholder's equity:
     Common stock, $0.01 par value; 1,000 shares
        authorized and issued                                  1             1
     Additional paid-in capital                          105,672       105,669
     Other comprehensive income                           (3,721)          489
     Accumulated deficit                                 (31,801)      (36,865)
                                                        --------      --------
          Total stockholder's equity                      70,151        69,294
                                                        --------      --------
          Total liabilities and stockholder's equity    $705,038      $709,068
                                                        ========      ========





     See accompanying notes to unaudited condensed consolidated financial statements.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (in thousands, except share and per share amounts)

                                                                Three months ended
                                                              ----------------------
                                                               April 3,    March 31,
                                                                 1999        1998
                                                              ----------  ----------
Net sales                                                      $203,673    $144,307
Cost of goods sold                                              151,846     119,967
                                                               --------    --------
     Gross Profit                                                51,827      24,340
Operating expenses:
     Promotion and distribution                                  15,831       8,244
     Selling, general and administrative                          9,549       4,743
     Amortization of intangibles                                  2,514         907
     Nonrecurring expense                                         1,946           -
                                                               --------    --------
          Income from operations                                 21,987      10,446
Interest expense, net                                            10,335       5,422
Other (income) expense, net                                        (155)        (31)
                                                               --------    --------
          Income before taxes                                    11,807       5,055
Income tax expense                                                4,792       1,776
                                                               --------    --------
          Net income                                           $  7,015    $  3,279
                                                               ========    ========
Basic net income per common share:
     Net income                                                $  7,015    $  3,279
     Preferred stock dividends and accretion of
       preferred stock                                           (1,951)     (1,732)
                                                               --------    --------
Basic net income per common share                              $  5,064    $  1,547
                                                               ========    ========
Weighted average shares outstanding                               1,000       1,000
                                                               ========    ========






































     See accompanying notes to unaudited condensed consolidated financial statements.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                   Three months ended
                                                                  ----------------------
                                                                  April 3,    March 31,
                                                                    1999        1998
                                                                  ----------  ----------
Cash flows from operating activities:
      Net income                                                    $ 7,015     $ 3,279
      Items not requiring (providing) cash:
         Depreciation and amortization                                6,430       2,918
         Noncash interest expense                                       452         297
         Deferred tax expense                                         3,988       1,776
         Other                                                          111         (76)
         Changes in current assets and liabilities                  (16,555)    (11,557)
                                                                  ----------  ----------
            Net cash provided by operating activities                 1,441      (3,363)
                                                                  ----------  ----------

Cash flows from investing activities:
      Capital expenditures, including interest capitalized           (6,925)     (3,355)
      Other                                                            (309)        (75)
                                                                  ----------  ----------
            Net cash used in investing activities                    (7,234)     (3,430)
                                                                  ----------  ----------

Cash flows from financing activities:
      Net borrowings under revolving credit agreement                 9,400       9,465
      Principal payments on long-term debt                           (2,925)     (2,922)
      Contributed capital                                                 3         250
                                                                  ----------  ----------
            Net cash provided by financing activities                 6,478       6,793
                                                                  ----------  ----------
            Effects of exchange rates changes on cash                  (220)          -
                                                                  ----------  ----------
            Increase in cash and cash equivalents                       465           -
Cash and cash equivalents, beginning of period                        3,349           -
                                                                  ----------  ----------
Cash and cash equivalents, end of period                            $ 3,814         $ -
                                                                  ==========  ==========




See accompanying notes to unaudited condensed consolidated financial statements.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (in thousands)



                                                Common                                      Accumulated
                                                Stock                                          Other
                                           -----------------    Paid-in     Accumulated    Comprehensive
                                           Shares     Amount    capital       deficit          Income        Total
                                           --------   --------------------  ------------   -------------   ---------
Balance, December 31, 1998                   1,000      $ 1     $ 105,669     $ (36,865)        $ 489      $ 69,294
   Comprehensive income:
     Net income                                  -        -             -         7,015             -         7,015
     Comprehensive income, unrealized
       loss on foreign currency translation      -        -             -             -          (742)         (742)
     Comprehensive income, unrealized
       loss on cash flow derivative hedges       -        -             -             -        (3,468)       (3,468)
                                                                                                          ---------
       Total comprehensive income                                                                             2,805
   Preferred stock dividends                     -        -             -        (1,682)            -        (1,682)
   Accretion of preferred stock                  -        -             -          (269)            -          (269)
   Capital contribution                          -        -             3             -             -             3
                                           ========   ======  ============  ============    ==========    =========
Balance, April 3, 1999                       1,000      $ 1     $ 105,672     $ (31,801)     $ (3,721)     $ 70,151
                                           ========   ======  ============  ============    ==========    =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 3, 1999


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all determinable adjustments have been made which are considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results are likely to differ from those estimates and assumptions, but management does not believe such differences will materially affect the Company's financial position, results of operations or cash flows.

The accounting policies used in preparing these financial statements are the same as those summarized in the Company's Annual Report as amended on Form 10-K/A for the fiscal year ended December 31, 1998 (the "1998 10-K/A").

The Company's interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the 1998 10-K/A (including related exhibits).

2.       52-WEEK FISCAL YEAR

For the year ended December 31, 1998, the Company's fiscal year end was a calendar year end. Effective January 1, 1999, the Company has implemented a fiscal year that ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the first quarter in 1999 ending on April 3, 1999.

3.       1998 ACQUISITIONS

On April 17, 1998 the Company acquired Ipes Iberica, S.A. ("Ipes") for $26.2 million, net of cash acquired and the assumption of $1.9 million of indebtedness. Ipes is a private label pet food manufacturer located in Spain. This transaction has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed.

On August 3, 1998, the Company's parent acquired Windy Hill Pet Food Holdings Inc. ("Holdings") for approximately 6.4 million shares of its common stock valued at $63.6 million and the assumption of $183.5 million of indebtedness. Windy Hill Pet Food Company, Inc. ("Windy Hill"), a wholly-owned subsidiary of Holdings, was merged into the Company in November 1998 in connection with the Refinancing Transactions as discussed in Note 4. Windy Hill was a leading manufacturer of pet food products for both dogs and cats, including dry, canned, semi-moist, soft dry and soft treats and dog biscuits. With Windy Hill, the Company became the largest manufacturer of dog biscuits in the United States. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. The allocation of the purchase price is preliminary because estimates were made regarding the fair value of certain assets and liabilities for which the Company is obtaining valuation information either from sale transactions, or internal studies. The final determination of the fair values is expected to be completed no later than the second quarter of 1999, and any resulting changes to the estimate, which are not expected to be material, will be recorded as an adjustment to Goodwill.


4.       EXCHANGE OFFER AND REFINANCING TRANSACTIONS

In November 1998, the Company refinanced its capital structure pursuant to the following series of transactions collectively referred to herein as the "Refinancing Transactions."

o   Windy Hill was merged into the Company;

o the Company completed a cash tender offer for approximately $97 million principal amount of its 10 5/8% senior notes due 2006;

o Windy Hill completed a cash tender offer for $46 million principal amount of its 9 3/4% senior subordinated notes due 2007, which tender offer was required by a change of control provision in the indenture governing such notes;

o the Company completed an exchange offer of $150 million principal amount of its 9 3/4% senior subordinated notes due 2007 for the remaining approximately $63 million principal amount of its senior notes and the remaining approximately $74 million principal amount of Windy Hill's senior subordinated notes; and

o the Company entered into a new senior credit facility with a syndicate of financial institutions providing for total commitments of $345 million. The Company borrowed $292 million under the senior credit facility to fund the cash requirements of the Refinancing Transactions, repay borrowings under and retire its previous credit facilities, repay other debt and repay a bridge financing incurred in connection with the tender offer for the Windy Hill's senior subordinated notes.

5.       PRO FORMA 1998 RESULTS OF OPERATIONS

Set forth below is certain unaudited pro forma consolidated financial information of the Company for the three months ended March 31, 1998 based on historical information that has been adjusted to reflect the Company's acquisition of IPES and Windy Hill, discussed in Note 3, and the Refinancing Transactions, discussed in Note 4, as if all such transactions occurred at the beginning of the period. The pro forma information related to Windy Hill also gives effect to three acquisitions, which occurred during 1998 as if such transactions occurred at the beginning of the period.

The unaudited summary pro forma consolidated financial data is based on certain assumptions and estimates, and therefore does not purport to be indicative of the results that would actually have been obtained had the transactions been completed as of such date or indicative of future results of operations and financial position.

         Unaudited Pro Forma Condensed Consolidated Statement of Income
                       Three months ended March 31, 1998
                                 (in thousands)

            Net sales                                             $ 229,478
            Cost of goods sold                                      185,233
                                                                 -----------
            Gross Profit                                             44,245
            Operating expenses:
                 Promotion and distribution                          16,181
                 Selling, general and administrative                  8,704
                 Amortization of intangibles                          2,438
                 Transition expense                                     160
                                                                 -----------
                      Income from operations                         16,762
            Interest expense, net                                    10,274
            Other (income) expense, net                                (305)
                                                                 -----------
                      Income before taxes                             6,793
            Income tax expense                                        2,743
                                                                 -----------
                      Net income before extraordinary item          $ 4,050
                                                                 ===========

6.       INVENTORIES

Inventories at April 3, 1999 consist of the following (in thousands):

                                                                   April 3,
                                                                     1999
                                                                 -----------
            Raw materials                                          $ 12,700
            Packaging Materials                                      23,342
            Finished goods                                           18,970
                                                                 -----------
              Total                                                $ 55,012
                                                                 ===========

7.       ACCOUNTING CHANGE

Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, the Company is required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. As of April 3, 1999, all of the Company's derivative instruments were designated as cash flow hedges. Comprehensive income includes a loss of $3.5 million as a fair market value adjustment related to the instruments.

8.       NONRECURRING EXPENSE

Nonrecurring expenses include $1.4 million related to a proposed initial public stock offering by the Company's parent, which was withdrawn prior to completion. These expenses include fees paid for legal, accounting and printing services, and other miscellaneous expenses.

In addition, nonrecurring expense includes $0.5 million of transition-related costs incurred in connection with the merger and integration of Windy Hill with the Company.


9.       COMMITMENTS AND CONTINGENCIES

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21B of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, including without limitation statements regarding budgeted capital expenditures, the Company's financial position, the year 2000 and unaudited pro forma financial information, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the Company's 1998 Form 10-K/A. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for the remainder of 1999 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

RESULTS OF OPERATIONS

Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in our Form 10-K/A for the fiscal year ended December 31, 1998 as they read the discussion below.

During 1998, we completed several material transactions affecting our ongoing operations and debt structure. Those transactions are summarized in "Note 3 - 1998 Acquisitions" and "Note 4 - Exchange Offer and Refinancing Transactions" to the Unaudited Condensed Consolidated Financial Statements. The discussion that follows of the financial condition and results of operations includes the effect of the transactions discussed above in the 1999 period. As a result, the comparability of the results is significantly impacted. Pro forma 1998 results of operations assumes that all these transactions occurred at the beginning of the 1998 period, and are presented in Note 5 to the Unaudited Condensed Consolidated Financial Statements.

                                                  Three months     Three months
                                                     ended             ended
                                                    April 3,         March 31,
                                                     1999              1998
                                                ----------------  ----------------
Net sales                                       $203,673  100.0%  $144,307  100.0%
Cost of goods sold                               151,846   74.6    119,967   83.1
                                                --------  -----   --------  -----
Gross Profit                                      51,827   25.4     24,340   16.9
Operating expenses:
     Promotion and distribution                   15,831    7.8      8,244    5.8
     Selling, general and administrative           9,549    4.7      4,743    3.3
     Amortization of intangibles                   2,514    1.2        907    0.6
     Nonrecurring expense                          1,946    0.9          -      -
                                                --------  -----   --------   ----
          Income from operations                  21,987   10.8     10,446    7.2
Interest expense, net                             10,335    5.1      5,422    3.7
Other income (expense), net                         (155)  (0.1)       (31)     -
                                                --------  -----   --------   ----
          Income before taxes                     11,807    5.8      5,055    3.5
Income tax expense                                 4,792    2.4      1,776    1.2
                                                --------  -----   --------   ----
        Net income                              $  7,015    3.4%  $  3,279    2.3%
                                                ========  =====   ========   ====


THREE MONTHS ENDED APRIL 3, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Sales. Net sales for the three months ended April 3, 1999 increased 41.1% to $203.7 million from $144.3 million in the three months ended March 31, 1998. The reason for the increase is due to the Windy Hill and IPES acquisitions. Partially offsetting this increase is certain low margin sales that the Company ceded to provide additional capacity for future growth of more profitable business, resulting in a net pro forma volume decline of 4.4%, and a $4.1 million reduction in nonmanufactured product sales. In addition the 1999 sales reflect price declines attributable to the pass-through of certain raw material cost decreases to customers.

Gross profit. Gross profit for the three months ended April 3, 1999 increased 113.2% to $51.8 million from $24.3 million in the three months ended March 31, 1998. The primary reason for the increase is the sales increase resulting from the Windy Hill and IPES acquisitions. In addition, the increase reflects the benefits from realization of several margin improvement initiatives put in place during the last year and reduction in the cost of commodities. The margin improvement initiatives included new product development, realization of acquisition synergies, automation improvements, and management of low margin business. The increase in gross profit was partially offset by the volume decrease discussed above.

Promotion and distribution expenses. Promotion and distribution expenses for the three months ended April 3, 1999 increased 92.0% to $15.8 million from $8.2 million in the three months ended March 31, 1998. The primary reason for the increase is due to the Windy Hill and IPES acquisitions. The increase is partially offset by the volume decrease discussed above because promotion expense varies based upon tons sold and the realization of acquisition synergies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $9.5 million for the three months ended April 3, 1999 from $4.7 million in the three months ended March 31, 1998. The primary reason for the increase is due to the Windy Hill and IPES acquisitions. In addition, expenses have increased due to expenses related to the Year 2000 compliance and salaries and related fringe benefits associated with annual wage increases.

Amortization of intangibles. Amortization of intangible expenses increased to $2.5 million for the three months ended April 3, 1999 from $0.9 million in the three months ended March 31, 1998 due to the Windy Hill and IPES acquisitions.

Nonrecurring expense. Nonrecurring expense includes: a) $1.4 million expenses related to a proposed initial public stock offering by the Company's parent, which was withdrawn prior to completion and b) $0.5 million of expenses incurred in connection with the merger and integration of Windy Hill with the Company. The stock offering expenses include fees paid for legal, accounting and printing services, and other miscellaneous expenses.

Interest expense, net. Net interest expense for the three months ended April 3, 1999 increased to $10.3 million from $5.4 million in the three months ended March 31, 1998 primarily due to $206.0 million of debt incurred in connection with the Windy Hill and IPES acquisitions.

Income tax expense. The Company's effective income tax rate of 40.6% for the three months ended April 3, 1999 increased from 35.1% in the three months ended March 31, 1998 primarily because of the Windy Hill acquisition and the related amortization of goodwill which is not deductible for federal or state tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and industrial development bonds. We had working capital of $39.5 million at April 3, 1998.

Net cash provided by (used for) operating activities was $1.4 million and $(3.4) million for the three months ended April 3, 1999, and March 31, 1998, respectively. The first quarter of our fiscal year is typically our seasonally lowest quarter for cash flow from operations due to several annual payments in the first quarter. Net cash used in investing activities for the three-month period ended April 3, 1999 increased $3.8 million due to additional capital expenditures for the new facility in Clinton, OK and capital expenditures for acquired businesses which are not reflected in the prior year amount. Net cash provided by financing activities was approximately $6.5 million and $6.8 million for the three months ended April 3, 1999 and March 31, 1998, respectively. The decrease in the 1999 period compared to 1998 was primarily due to the 1998 capital contribution. Borrowings approximated $6.5 million in each period.

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

As of April 3, 1999, we had incurred costs of approximately $4.4 million in connection with year 2000 compliance. We intend to test and verify our year 2000 compliance projects by July 1999, including third party compliance. We believe that a failure to complete our year 2000 compliance, or a failure by parties with whom we have material relationships to complete their year 2000 compliance, by December 31, 1999 could have a material adverse effect on our financial condition and results of operations. We believe that we can provide the resources necessary to ensure year 2000 compliance prior to the year 2000. However, if we are delayed in our year 2000 compliance, we may experience a decrease in efficiency that could have a material adverse effect on our results of operations. We also believe that a sufficient number of suppliers exist if our current suppliers are delayed in their efforts to achieve year 2000 compliance thereby minimizing risk to us. We have developed contingency plans that include moving production within our plant network, securing additional ingredient storage facilities and transferring procurement to year 2000 compliant suppliers.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates, commodity prices and foreign currency exchange rates.

Interest rate risk. We are subject to market risk exposure related to changes in interest rates. Accordingly, our net income is affected by changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would decrease our three-month ended April 3, 1999 net income by approximately $0.4 million and our three-month ended April 3, 1999 pro forma cash flow from operations by approximately $0.7 million. In addition, such a change would result in a decrease in the fair value of the debt at April 3, 1999 by approximately $9.6 million. We could take action to mitigate our exposure to adverse changes in interest rates. However, due to the uncertainty of the actions that would be taken and the possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

We periodically use interest rate hedges, or swaps, to limit our exposure to the interest rate risk associated with our floating rate long term debt, which was approximately $307.1 million, at April 3, 1999. Amounts received under swap agreements are recorded as a reduction (addition) to interest expense. The deferred loss associated with such contracts was approximately $0.3 million at April 3, 1999.

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

Our policy does not permit speculative commodity trading. Effective January 1, 1999, futures and options contracts are accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with the standard, the cash flow hedges are recorded in the balance sheet at fair value. The effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Typically, maturities vary and do not exceed twelve months.

Deferred losses on these outstanding contracts were $3.1 million at April 3, 1999. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at April 3, 1999 would not have a material adverse effect on our financial position, results of operations or cash flows.

Foreign currency exchange risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. Except for our Spanish foreign operations, which had sales of $8.4 million for the three months ended April 3, 1999, we generally transact business in U.S. dollars. We generally finance our peseta-denominated assets with peseta currency borrowings, thereby reducing our exposure to the risk associated with fluctuations in foreign currency rates. The translation adjustment included in comprehensive income for the three months ended April 3, 1999 was a loss of $0.7 million.

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)         Exhibits Index

            27.1 Financial Data Schedule

      (b)        Reports on Form 8-K

            NONE

DOANE PET CARE COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DOANE PET CARE COMPANY

         Dated:  May 14, 1999           By: /s/ THOMAS R. HEIDENTHAL
                                           -------------------------------------
                                            Thomas R. Heidenthal
                                            Senior Vice President and Chief
                                            Financial Officer

         Dated:  May 14, 1999           By: /s/ PHILIP K. WOODLIEF
                                           -------------------------------------
                                            Philip K. Woodlief
                                            Vice President - Finance and
                                            Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
   27.1                          Financial Data Schedule