Form 10-Q
period 1999-06-30
DOANE PET CARE CO
filed 1999-08-16
CIK 1002211

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q


[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission file number 0-27818

                              ---------------------

                             DOANE PET CARE COMPANY
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. As of August 12, 1999, Registrant had outstanding 1,000 shares of common stock, $0.01 par value, were outstanding.

================================================================================

                                TABLE OF CONTENTS

FINANCIAL INFORMATION

                                                                                                       Page
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets - July 3, 1999 (unaudited) and December
               31, 1998......................................................................            1

               Unaudited Condensed Consolidated Statements of Income - three months and six
               months ended July 3, 1999 and June 30, 1998...................................            2

               Unaudited Condensed Consolidated Statements of Cash Flows - six months ended
               July 3, 1999 and June 30, 1998................................................            3

               Unaudited Condensed Consolidated Statement of Stockholder's Equity and
               Comprehensive Income - July 3, 1999...........................................            4

               Notes to Unaudited Condensed Consolidated Financial Statements................            5

               Independent Auditors' Review Report...........................................           10

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations....................................................................           11

Item 3.        Qualitative and Quantitative Disclosures about Market Risk....................           17


OTHER INFORMATION

Item 6.        Exhibits and Report on Form 8-K...............................................           18

               Signatures....................................................................           18

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                          July 3,      December 31,
                                                            1999           1998
                                                         ---------      ---------
ASSETS                                                   (unaudited)
Current assets:
      Cash and cash equivalents                          $   2,369      $   3,349
      Trade accounts receivable, net of allowances          85,254         95,726
      Inventories, net                                      48,607         49,873
      Deferred tax asset                                     4,664          3,749
      Prepaid expenses and other current assets              4,584         17,131
                                                         ---------      ---------
          Total current assets                             145,478        169,828
                                                         ---------      ---------
Property, plant and equipment, net                         204,764        206,287
Goodwill and other intangibles, net                        302,194        298,882
Other assets, net                                           30,979         31,943
                                                         ---------      ---------
          Total assets                                   $ 683,415      $ 706,940
                                                         =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
      Current installments of long-term debt             $  13,842      $  12,889
      Accounts payable                                      54,355         79,013
      Accrued liabilities                                   47,462         47,750
                                                         ---------      ---------
          Total current liabilities                        115,659        139,652

Long-term debt, excluding current liabilities              428,898        446,281
Other long-term liabilities                                  9,169          9,160
Deferred tax liability                                      12,153          4,761
                                                         ---------      ---------
          Total liabilities                                565,879        599,854
                                                         ---------      ---------
Senior exchangeable preferred stock, 3,000,000
      shares authorized, 1,200,000 shares issued            41,754         37,792
                                                         ---------      ---------

Stockholder's equity:
      Common stock, $0.01 par value; 1,000 shares
          authorized and issued                                 --             --
      Additional paid-in capital                           106,268        105,670
      Accumulated other comprehensive income (loss)         (1,817)           489
      Accumulated deficit                                  (28,669)       (36,865)
                                                         ---------      ---------
          Total stockholder's equity                        75,782         69,294
                                                         ---------      ---------
          Total liabilities and stockholder's equity     $ 683,415      $ 706,940
                                                         =========      =========

      See accompanying notes to unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (in thousands, except share and per share amounts)


                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 ------------------------      ------------------------
                                                   JULY 3,       JUNE 30,        JULY 3,       JUNE 30,
                                                    1999           1998           1999           1998
                                                 ---------      ---------      ---------      ---------
Net sales                                        $ 180,412      $ 140,843      $ 384,084      $ 285,150
Cost of goods sold                                 134,519        116,075        286,364        236,042
                                                 ---------      ---------      ---------      ---------
     Gross profit                                   45,893         24,768         97,720         49,108
Operating expenses:
     Promotion and distribution                     14,969          8,412         30,800         16,656
     Selling, general and administrative             9,656          5,829         19,205         10,572
     Amortization of intangibles                     2,619          1,011          5,133          1,918
     Nonrecurring expense                              169             --          2,115             --
                                                 ---------      ---------      ---------      ---------
         Income from operations                     18,480          9,516         40,467         19,962
Interest expense, net                                9,959          5,725         20,294         11,147
Other (income) expense, net                           (212)           (92)          (367)          (123)
                                                 ---------      ---------      ---------      ---------
         Income before taxes                         8,733          3,883         20,540          8,938
Income tax expense                                   3,590          1,409          8,382          3,185
                                                 ---------      ---------      ---------      ---------
         Net income                              $   5,143      $   2,474      $  12,158      $   5,753
                                                 =========      =========      =========      =========

Basic net income per common share:
     Net income                                  $   5,143      $   2,474      $  12,158      $   5,753
     Preferred stock dividends and accretion
         of preferred stock                         (2,011)        (1,783)        (3,962)        (3,515)
                                                 ---------      ---------      ---------      ---------
Basic net income per common share                $   3,132      $     691      $   8,196      $   2,238
                                                 =========      =========      =========      =========
Weighted average shares outstanding                  1,000          1,000          1,000          1,000
                                                 =========      =========      =========      =========


      See accompanying notes to unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six months ending
                                                                  ----------------------
                                                                   July 3,      June 30,
                                                                    1999          1998
                                                                  --------      --------
Cash flows from operating activities:
    Net income                                                    $ 12,158      $  5,753
    Items not requiring (providing) cash:
      Depreciation and amortization                                 12,780         6,453
      Noncash interest expense                                         938           586
      Deferred tax expense                                           7,091         2,874
      Other                                                            617            (7)
      Changes in current assets and liabilities
       (excluding amounts acquired)                                (15,682)       (6,329)
                                                                  --------      --------
       Net cash provided by operating activities                    17,902         9,330
                                                                  --------      --------

Cash flows from investing activities:
    Capital expenditures, including interest capitalized           (13,387)       (8,000)
    Payment for acquisition of business, net of cash acquired           --       (26,190)
    Other                                                           (1,082)         (182)
                                                                  --------      --------
       Net cash used in investing activities                       (14,469)      (34,372)
                                                                  --------      --------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                        12,837        31,321
    Net repayments under revolving credit agreement                (10,200)           --
    Principal payments on long-term debt                            (7,310)       (5,424)
    Contributed capital                                                598         1,580
                                                                  --------      --------
       Net cash provided by (used in) financing activities          (4,075)       27,477
                                                                  --------      --------
       Cash effect of changes in exchange rates                       (338)           (5)
                                                                  --------      --------
       Increase (decrease) in cash and cash equivalents               (980)        2,430
Cash and cash equivalents, beginning of period                       3,349            --
                                                                  --------      --------
Cash and cash equivalents, end of period                          $  2,369      $  2,430
                                                                  ========      ========

      See accompanying notes to unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)



                                                  Common                                    Accumulated
                                                  Stock                                       Other
                                             ----------------     Paid-in     Accumulated  Comprehensive
                                             Shares    Amount     Capital       Deficit    Income (loss)    Total
                                             ------    ------     --------    -----------  -------------   --------
Balance, December 31, 1998                   1,000     $   --     $105,670     $(36,865)     $    489      $ 69,294
   Comprehensive income:
       Net income                               --         --           --       12,158            --        12,158
       Unrealized loss on foreign
          currency translation                  --         --           --           --        (1,264)       (1,264)
       Unrealized loss on cash flow
          derivative hedges, net of
          reclassification adjustment           --         --           --           --        (1,042)       (1,042)
                                                                                                           --------
       Total comprehensive income                                                                             9,852
                                                                                                           --------
   Preferred stock dividends                    --         --           --       (3,424)           --        (3,424)
   Accretion of preferred stock                 --         --           --         (538)           --          (538)
   Capital contribution                         --         --          598           --            --           598
                                             -----     ------     --------     --------      --------      --------
Balance, July 3, 1999                        1,000     $   --     $106,268     $(28,669)     $ (1,817)     $ 75,782
                                             =====     ======     ========     ========      ========      ========


      See accompanying notes to unaudited condensed consolidated financial statements statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 3, 1999

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

The accounting policies used in preparing these financial statements are the same as those summarized in the Company's Annual Report as amended on Form 10-K/A for the fiscal year ended December 31, 1998 (the "1998 10-K/A"), except as discussed in Note 7.

The Company's interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the 1998 10-K/A (including related exhibits).

Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 1998 presentation.

2.       52-WEEK FISCAL YEAR

For the year ended December 31, 1998, the Company's fiscal year end was a calendar year end. Effective January 1, 1999, the Company has implemented a fiscal year that ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the second quarter ending on July 3, 1999.

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

On August 3, 1998, the Company's parent acquired Windy Hill Pet Food Holdings Inc. ("Holdings") for approximately 6.4 million shares of its common stock valued at $63.6 million and

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the assumption of $183.5 million of indebtedness. Windy Hill Pet Food Company, Inc. ("Windy Hill"), a wholly-owned subsidiary of Holdings, was merged into the Company in November 1998 in connection with the Refinancing Transactions discussed in Note 4. Windy Hill was a leading manufacturer of pet food products for both dogs and cats, including dry, canned, semi-moist, soft dry and soft treats and dog biscuits. With Windy Hill, the Company became the largest manufacturer of dog biscuits in the United States. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed.

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

5.       PRO FORMA 1998 RESULTS OF OPERATIONS

Set forth below is certain unaudited pro forma consolidated financial information of the Company for the three months and six months ended June 30, 1998 based on historical information that has been adjusted to reflect the Company's acquisition of IPES and Windy Hill, discussed in Note 3, and the Refinancing Transactions, discussed in Note 4, as if all such transactions occurred at January 1, 1998. The pro forma information related to Windy Hill also gives effect to three acquisitions, which occurred during 1998, prior to the merger with the Company, as if such transactions occurred at January 1, 1998.

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

         Unaudited Pro Forma Condensed Consolidated Statements of Income
                                 (in thousands)


                                                 Three months     Six months
                                                 ended June 30,  ended June 30,
                                                      1998           1998
                                                 -------------   -------------
Net Sales                                          $ 211,067      $ 440,545
Cost of goods sold                                   168,365        353,598
                                                   ---------      ---------
      Gross profit                                    42,702         86,947
Operating expenses:
      Promotion and distribution                      15,907         32,088
      Selling, general and administrative              9,983         18,687
      Amoritization of intangibles                     2,501          4,939
      Transition expenses                                353            513
                                                   ---------      ---------
          Income from operations                      13,958         30,720
Interest expense, net                                 10,015         20,289
Other (income) expense, net                             (292)          (597)
                                                   ---------      ---------
          Income before taxes                          4,235         11,028
Income tax expense                                     1,632          4,375
                                                   ---------      ---------
          Net income before extraordinary item     $   2,603      $   6,653
                                                   =========      =========


6.       INVENTORIES

Inventories at July 3, 1999 consist of the following (in thousands):


Raw materials                                                      $ 10,999
Packaging Materials                                                  21,315
Finished goods                                                       16,293
                                                                   --------
  Total                                                            $ 48,607
                                                                   ========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       ACCOUNTING CHANGE

Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, the Company is required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. As of July 3, 1999, all of the Company's derivative instruments were designated as cash flow hedges. Comprehensive income includes a loss of $2.3 million, net of tax, as a fair market value adjustment related to the instruments.

8.       NONRECURRING EXPENSE

Nonrecurring expenses for the six months ended July 3, 1999 include $1.4 million related to a proposed initial public stock offering by the Company's parent, which was withdrawn prior to completion. These expenses include fees paid for legal, accounting and printing services, and other miscellaneous expenses.

In addition, nonrecurring expense for the three months and six months ended July 3, 1999 includes $0.2 million and $0.7 million, respectively, of transition-related costs incurred in connection with the merger and integration of Windy Hill with the Company.

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

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.      SUBSEQUENT EVENT

On July 30, 1999, the Company acquired a 50% interest in the business of North American Pet Products, Inc, a privately held international pet food distribution and brokerage company with approximately $9 million in annual revenues.

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company

We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of July 3, 1999, the related condensed consolidated statements of income for the three-month and six-month periods ended July 3, 1999 and June 30, 1998 and condensed consolidated statements of cash flows for the six-month periods ended July 3, 1999 and June 30, 1998 and the condensed consolidated statement of stockholder's equity and comprehensive income for the six-month period ended July 3, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Houston, Texas
August 6, 1999                                                      KPMG, LLP

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

During 1998, we completed several material transactions affecting our ongoing operations and debt structure. Those transactions are summarized in "Note 3 - 1998 Acquisitions" and "Note 4 - Exchange Offer and Refinancing Transactions" to the Unaudited Condensed Consolidated Financial Statements. The discussion that follows of the financial condition and results of operations includes the effect of the Ipes acquisition in the 1998 amounts after April 17, 1998 and includes the effect of all the transactions discussed above in the 1999 period. As a result, the comparability of the results is significantly impacted. Pro forma 1998 results of operations assumes that all these transactions occurred at January 1, 1998, and are presented in Note 5 to the Unaudited Condensed Consolidated Financial Statements.

                                                         Three months ended                            Six months ended
                                            -------------------------------------------   ------------------------------------------
                                                July 3, 1999          June 30, 1998           July 3, 199           June 30, 1998
                                            --------------------   --------------------   --------------------   -------------------
Net Sales                                   $ 180,412      100.0%  $ 140,843      100.0%  $ 384,084      100.0%   $285,150    100.0%
Cost of goods sold                            134,519       74.6     116,075       82.4     286,364       74.6     236,042     82.8
                                            ---------    -------   ---------      -----   ---------      -----   ---------    -----
      Gross profit                             45,893       25.4      24,768       17.6      97,720       25.4      49,108     17.2

Operating expenses:
      Promotion and distribution               14,969        8.3       8,412        6.0      30,800        8.0      16,656      5.8
      Selling, general and administrative       9,656        5.4       5,829        4.1      19,205        5.0      10,572      3.7
      Amortization of intangibles               2,619        1.5       1,011        0.7       5,133        1.3       1,918      0.7
      Nonrecurring expense                        169     --            --       --           2,115        0.6        --        0.0
                                            ---------    -------   ---------      -----   ---------      -----   ---------    -----
          Income from operations               18,480       10.2       9,516        6.8      40,467       10.5      19,962      7.0

Interest expense, net                           9,959        5.5       5,725        4.1      20,294        5.3      11,147      3.9

Other (income) expense, net                      (212)      (0.1)        (92)      (0.1)       (367)      (0.1)       (123)     0.0
                                            ---------    -------   ---------      -----   ---------      -----   ---------    -----
          Income before taxes                   8,733        4.8       3,883        2.8      20,540        5.3       8,938      3.1

Income tax expense                              3,590        1.9       1,409        1.0       8,382        2.1       3,185      1.1
                                            ---------    -------   ---------      -----   ---------      -----   ---------    -----
          Net income                        $   5,143        2.9%  $   2,474        1.8%  $  12,158        3.2%  $   5,753      2.0%
                                            =========    =======   =========      =====   =========      =====   =========    =====


THREE MONTHS ENDED JULY 3, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Sales. Net sales for the three months ended July 3, 1999 increased 28.1% to $180.4 million from $140.8 million in the three months ended June 30, 1998. The reason for the increase is due to the Windy Hill acquisition. Partially offsetting this increase is certain low margin sales that the Company ceded to provide additional capacity for future growth of more profitable business, resulting in a net pro forma volume decline of 8.5%, and a $4.5 million reduction in non-manufactured product sales. In addition the 1999 sales reflect price declines attributable to the pass-through of certain raw material cost decreases to customers.

Gross profit. Gross profit for the three months ended July 3, 1999 increased 85.1% to $45.9 million from $24.8 million in the three months ended June 30, 1998. The primary reason for the increase is the sales increase resulting from the Windy Hill acquisition. In addition, the increase reflects the benefits from realization of several margin improvement initiatives put in place during the last year and reduction in the cost of commodities. The margin improvement initiatives included new product development, realization of acquisition synergies, automation improvements, and management of low margin business. On a pro forma basis, the increase in gross profit was partially offset by the volume decrease discussed above.

Promotion and distribution expenses. Promotion and distribution expenses for the three months ended July 3, 1999 increased 78.6% to $15.0 million from $8.4 million in the three months ended June 30, 1998. The primary reason for the increase is due to the Windy Hill acquisition. On a pro forma basis, the increase is partially offset by the realization of acquisition synergies and the volume decrease discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $9.7 million for the three months ended July 3, 1999 from $5.8 million in the three months ended June 30, 1998. The primary reason for the increase is due to the Windy Hill acquisition.

Amortization of intangibles. Amortization of intangibles increased to $2.6 million for the three months ended July 3, 1999 from $1.0 million in the three months ended June 30, 1998 due to the Windy Hill acquisition.

Interest expense, net. Net interest expense for the three months ended July 3, 1999 increased to $10.0 million from $5.7 million in the three months ended June 30, 1998 primarily due to $183.5 million of debt incurred in connection with the Windy Hill acquisition, offset by payments made on the debt since the date of the acquisitions.

Income tax expense. The Company's effective income tax rate of 41.1% for the three months ended July 3, 1999 increased from 36.3% in the three months ended June 30, 1998 primarily because of the Windy Hill acquisition and the related amortization of goodwill which is not deductible for federal or state tax purposes.

SIX MONTHS ENDED JULY 3, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Sales. Net sales for the six months ended July 3, 1999 increased 34.7% to $384.1 million from $285.2 million in the six months ended June 30, 1998. The reason for the increase is due to the Windy Hill and IPES acquisitions. Partially offsetting this increase is certain low margin sales that the Company ceded to provide additional capacity for future growth of more profitable business, resulting in a net pro forma volume decline of 7.5%, and a $9.2 million reduction in non-manufactured product sales. In addition the 1999 sales reflect price declines attributable to the pass-through of certain raw material cost decreases to customers.

Gross profit. Gross profit for the six months ended July 3, 1999 increased 99.0% to $97.7 million from $49.1 million in the six months ended June 30, 1998. The primary reason for the increase is the sales increase resulting from the Windy Hill and IPES acquisitions. In addition, the increase reflects the benefits from realization of several margin improvement initiatives put in place during the last year and reduction in the cost of commodities. The margin improvement initiatives included new product development, realization of acquisition synergies, automation improvements, and management of low margin business. On a pro forma basis, the increase in gross profit was partially offset by the volume decrease discussed above.

Promotion and distribution expenses. Promotion and distribution expenses for the six months ended July 3, 1999 increased 84.4% to $30.8 million from $16.7 million in the six months ended June 30, 1998. The primary reason for the increase is due to the Windy Hill and IPES acquisitions. On a pro forma basis, the increase is partially offset by the realization of acquisition synergies and the volume decrease discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $19.2 million for the six months ended July 3, 1999 from $10.6 million in the six months ended June 30, 1998. The primary reason for the increase is due to the Windy Hill and IPES acquisitions. In addition, expenses have increased due to expenses related to the Year 2000 compliance and salaries and related fringe benefits associated with annual wage increases.

Amortization of intangibles. Amortization of intangibles increased to $5.1 million for the six months ended July 3, 1999 from $1.9 million in the six months ended June 30, 1998 due to the Windy Hill and IPES acquisitions.

Nonrecurring expense. Nonrecurring expense includes: a) $1.4 million expenses related to a proposed initial public stock offering by the Company's parent, which was withdrawn prior to completion and b) $0.7 million of expenses incurred in connection with the merger and integration of Windy Hill with the Company. The stock offering expenses include fees paid for legal, accounting and printing services, and other miscellaneous expenses.

Interest expense, net. Net interest expense for the six months ended July 3, 1999 increased to $20.3 million from $11.1 million in the six months ended June 30, 1998 primarily due to $206.0 million of debt incurred in connection with the Windy Hill and IPES acquisitions, offset by payments made on the debt since the date of the acquisitions.

Income tax expense. The Company's effective income tax rate of 40.8% for the six months ended July 3, 1999 increased from 35.6% in the six months ended June 30, 1998 primarily because of the Windy Hill acquisition and the related amortization of goodwill which is not deductible for federal or state tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and industrial development bonds. We had working capital of $29.8 million at July 3, 1999. As of July 3, 1999, we had borrowing capacity of $75.8 million under our revolver, which was net of $2.4 million for outstanding letters of credit.

Net cash provided by operating activities was $17.9 million in the six months ended July 3, 1999 and $9.3 million in the corresponding 1998 period. This increase in the 1999 period compared to 1998 was due to higher net income before deferred tax and an increase in amortization expense resulting from the acquisitions, partially offset by working capital requirements.

Net cash used in investing activities was $14.5 million and $34.4 million for the six-month periods ended July 3, 1999 and June 30, 1998, respectively. In the six months ended July 3, 1999, we spent $13.4 million on capital expenditures. In the 1998 comparable period, we acquired Ipes for approximately $26.2 million and spent $8.0 million on capital expenditures.

Net cash used in financing activities was approximately $4.1 million in the six months ended July 3, 1999. Net cash provided by financing activities was $27.5 million for the six months ended June 30, 1998. For the six months ended July 3, 1999, we paid down $10.2 million and $7.3 million on our revolver and long-term debt, respectively. This was partially offset by long-term borrowings of $12.8 million. For the 1998 comparable period, we borrowed $31.3 million which was primarily used for the Ipes acquisition. This was partially offset by long term debt payments of $5.4 million.

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

As of July 3, 1999, we had incurred costs of approximately $5.3 million in connection with year 2000 compliance. We have tested our year 2000 compliance projects, including third party compliance. We believe that a failure to complete our year 2000 compliance, or a failure by parties with whom we have material relationships to complete their year 2000 compliance, by December 31, 1999 could have a material adverse effect on our financial condition and results of operations. We believe that we can provide the resources necessary to ensure year 2000 compliance prior to the year 2000. However, if we are delayed in our year 2000 compliance, we may experience a decrease in efficiency that could have a material adverse effect on our results of operations. We also believe that a sufficient number of suppliers exist if our current suppliers are delayed in their efforts to achieve year 2000 compliance thereby minimizing risk to us. We have developed contingency plans that include moving production within our plant network, securing additional ingredient storage facilities and transferring procurement to year 2000 compliant suppliers.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates, commodity prices and foreign currency exchange rates.

Interest rate risk. We are subject to market risk exposure related to changes in interest rates. Accordingly, our net income is affected by changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would decrease our six-month ended July 3, 1999 net income by approximately $0.8 million and our six-month ended July 3, 1999 pro forma cash flow from operations by approximately $1.4 million. In addition, such a change would result in a decrease in the fair value of the debt at July 3, 1999 by approximately $10.2 million. We could take action to mitigate our exposure to adverse changes in interest rates. However, due to the uncertainty of the actions that would be taken and the possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

We periodically use interest rate hedges, or swaps, to limit our exposure to the interest rate risk associated with our floating rate long term debt, which was approximately $281.9 million, at July 3, 1999. Amounts received under swap agreements are recorded as a reduction (addition) to interest expense. The deferred gain associated with such contracts was approximately $0.6 million, net of tax, at July 3, 1999.

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

Deferred losses on these outstanding contracts were $1.6 million, net of tax, at July 3, 1999. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at July 3, 1999 would not have a material adverse effect on our financial position, results of operations or cash flows.

Foreign currency exchange risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. Except for our Spanish foreign operations, which had net sales of $15.5 million for the six months ended July 3, 1999, we generally transact business in U.S. dollars. We generally finance our peseta-denominated assets with peseta currency borrowings, thereby reducing our exposure to the risk associated with fluctuations in foreign currency rates. The translation adjustment included in comprehensive income for the six months ended July 3, 1999 was a loss of $1.3 million.


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

                                            DOANE PET CARE COMPANY


Dated:   August 16, 1999              By: /s/ THOMAS R. HEIDENTHAL
                                      -----------------------------------------
                                      Thomas R. Heidenthal
                                      Senior Vice President and Chief Financial
                                      Officer

Dated:   August 16, 1999              By: /s/ PHILIP K. WOODLIEF
                                      -----------------------------------------
                                      Philip K. Woodlief
                                      Vice President - Finance and
                                      Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule