Form 10-Q
period 1999-10-02
DOANE PET CARE CO
filed 1999-11-16
CIK 1002211

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

                 For the quarterly period ended October 2, 1999

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


                       210 WESTWOOD PLACE SOUTH, SUITE 300
                               BRENTWOOD, TN 37027
           (Address of Principal Executive Office, Including Zip Code)

                                 (615) 373-7774
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. As of November 12, 1999, Registrant had outstanding 1,000 shares of common stock, $.01 par value, were outstanding.


================================================================================

                                TABLE OF CONTENTS

FINANCIAL INFORMATION


                                                                                                         Page
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets - October 2, 1999 (unaudited) and
             December 31, 1998......................................................................       1

             Unaudited Condensed Consolidated Statements of Income - three months and nine
             months ended October 2, 1999 and September 30, 1998....................................       2

             Unaudited Condensed Consolidated Statements of Cash Flows - nine months ended
             October 2, 1999 and September 30, 1998.................................................       3

             Unaudited Condensed Consolidated Statement of Stockholder's Equity and
             Comprehensive Income - October 2, 1999.................................................       4

             Notes to Unaudited Condensed Consolidated Financial Statements.........................       5

             Independent Auditors' Review Report....................................................      10

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations.............................................................................      11

Item 3.      Qualitative and Quantitative Disclosures about Market Risk.............................      17


OTHER INFORMATION

Item 6.      Exhibits and Report on Form 8-K........................................................      18

             Signatures.............................................................................      18

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                               October 2,    December 31,
                                                                                 1999           1998
                                                                              -----------    ------------
                                                                              (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $  2,699       $  3,349
     Trade accounts receivable, net of allowances                                 88,282         95,726
     Inventories, net                                                             48,830         49,873
     Deferred tax asset                                                            5,098          3,749
     Prepaid expenses and other current assets                                     4,771         17,131
                                                                                --------       --------
         Total current assets                                                    149,680        169,828
Property, plant and equipment, net                                               210,070        206,287
Goodwill and other intangibles, net                                              300,676        298,882
Other assets, net                                                                 30,080         31,943
                                                                                --------       --------
         Total assets                                                           $690,506       $706,940
                                                                                ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current installments of long-term debt                                     $ 13,942       $ 12,889
     Accounts payable                                                             60,417         79,013
     Accrued liabilities                                                          44,956         47,750
                                                                                --------       --------
         Total current liabilities                                               119,315        139,652
Long-term debt, excluding current liabilities                                    425,797        446,281
Other long-term liabilities                                                       10,285          9,160
Deferred tax liability                                                            15,228          4,761
                                                                                --------       --------
         Total liabilities                                                       570,625        599,854
                                                                                --------       --------
Senior exchangeable preferred stock, 3,000,000 shares
     authorized, 1,200,000 shares issued                                          43,827         37,792
                                                                                --------       --------

Stockholder's equity:
     Common stock, $0.01 par value; 1,000 shares
         authorized and issued                                                       --             --
     Additional paid-in capital                                                  106,708        105,670
     Accumulated other comprehensive income (loss)                                (4,227)           489
     Accumulated deficit                                                         (26,427)       (36,865)
                                                                                --------       --------
         Total stockholder's equity                                               76,054         69,294
                                                                                --------       --------
         Total liabilities and stockholder's equity                             $690,506       $706,940
                                                                                ========       ========


      See accompanying notes to unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (in thousands, except share and per share amounts)


                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                -----------------------------      ---------------------------
                                                OCTOBER 2,      SEPTEMBER 30,      OCTOBER 2,    SEPTEMBER 30,
                                                   1999             1998              1999            1998
                                                 --------         --------          --------       ---------
Net sales                                        $181,436         $176,511          $565,520       $ 461,661
Cost of goods sold                                136,550          142,541           422,914         378,582
                                                 --------         --------          --------       ---------
     Gross profit                                  44,886           33,970           142,606          83,079
Operating expenses:
     Promotion and distribution                    14,264           12,395            45,064          29,051
     Selling, general and administrative           10,400            6,808            29,605          17,380
     Amortization of intangibles                    2,619            2,205             7,752           4,124
     Nonrecurring expense                             304            4,311             2,419           4,311
                                                 --------         --------          --------       ---------
        Income from operations                     17,299            8,251            57,766          28,213
Interest expense, net                              10,040            8,340            30,334          19,444
Other (income) expense, net                          (168)            (146)             (535)           (229)
                                                 --------         --------          --------       ---------
        Income before taxes                         7,427               57            27,967           8,998
Income tax expense (benefit)                        3,112             (165)           11,494           3,020
                                                 --------         --------          --------       ---------
        Net income                               $  4,315         $    222          $ 16,473       $   5,978
                                                 ========         ========          ========       =========
Basic net income per common share:
     Net income                                  $  4,315         $    222          $ 16,473       $   5,978
     Preferred stock dividends and accretion
        of preferred stock                         (2,073)          (1,838)           (6,035)         (5,353)
                                                 --------         --------          --------       ---------
Basic net income per common share                $  2,242         $ (1,616)         $ 10,438           $ 625
                                                 ========         ========          ========       =========
Weighted average shares outstanding                 1,000            1,000             1,000           1,000
                                                 ========         ========          ========       =========


      See accompanying notes to unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                         NINE MONTHS ENDING
                                                                     ----------------------------
                                                                     OCTOBER 2,     SEPTEMBER 30,
                                                                        1999             1998
                                                                      --------         -------
Cash flows from operating activities:
    Net income                                                        $ 16,473         $ 5,978
    Items not requiring (providing) cash:
     Depreciation and amortization                                      19,680          11,867
     Noncash interest expense                                            1,427             942
     Deferred tax expense                                               11,364           2,665
     Other                                                                (527)           (593)
     Changes in current assets and liabilities
      (excluding amounts acquired)                                     (18,025)         (5,217)
                                                                      --------         -------
      Net cash provided by operating activities                         30,392          15,642
                                                                      --------         -------
Cash flows from investing activities:
    Capital expenditures, including interest capitalized               (20,558)        (13,988)
    Payment for acquisition of business, net of cash acquired             (801)        (26,190)
    Other                                                               (1,351)         (4,014)
                                                                      --------         -------
      Net cash used in investing activities                            (22,710)        (44,192)
                                                                      --------         -------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                            12,851          42,021
    Net borrowings (repayments) under revolving credit agreement       (11,200)          3,310
    Principal payments on long-term debt                               (10,600)        (16,114)
    Contributed capital                                                    598           1,862
                                                                      --------         -------
      Net cash provided by (used in) financing activities               (8,351)         31,079
                                                                      --------         -------
      Cash effect of changes in exchange rates                              19             225
                                                                      --------         -------
      Increase (decrease) in cash and cash equivalents                    (650)          2,754
Cash and cash equivalents, beginning of period                           3,349           1,078
                                                                      --------         -------
Cash and cash equivalents, end of period                               $ 2,699         $ 3,832
                                                                      ========         =======


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

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)



                                                      Common                                            Accumulated
                                                      Stock                                                Other
                                                -----------------        Paid-in       Accumulated     Comprehensive
                                                Shares     Amount        Capital         Deficit       Income (loss)       Total
                                                ------     ------       --------       -----------     -------------      --------
Balance, December 31, 1998                       1,000     $ --         $105,670        $(36,865)        $    489         $ 69,294
   Comprehensive income:
      Net income                                  --         --             --            16,473             --             16,473
      Unrealized loss on foreign
         currency translation                     --         --             --              --               (684)            (684)
      Unrealized loss on cash flow
         derivative hedges, net of
         reclassification adjustment              --         --             --              --             (4,032)          (4,032)
                                                                                                                          --------
      Total comprehensive income                                                                                            11,757
                                                                                                                          --------
   Preferred stock dividends                      --         --             --            (5,228)            --             (5,228)
   Accretion of preferred stock                   --         --             --              (807)            --               (807)
   Capital contribution, other                    --         --            1,038            --               --              1,038
                                                 -----     ------       --------        --------         --------         --------
Balance, October 2, 1999                         1,000     $ --         $106,708        $(26,427)        $ (4,227)        $ 76,054
                                                 =====     ======       ========        ========         ========         ========


      See accompanying notes to unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 October 2, 1999

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

Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 1999 presentation.

2.       52-WEEK FISCAL YEAR

For the year ended December 31, 1998, the Company's fiscal year end was a calendar year end. Effective January 1, 1999, the Company has implemented a fiscal year that ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the third quarter ending on October 2, 1999.

3.        ACQUISITIONS

1998

On April 17, 1998, the Company acquired Ipes Iberica, S.A. ("Ipes") for $26.2 million, net of cash acquired and the assumption of $1.9 million of indebtedness. Ipes is a private label pet food manufacturer located in Spain. This transaction has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


On August 3, 1998, the Company's parent acquired Windy Hill Pet Food Holdings, Inc. ("Holdings") for approximately 6.4 million shares of its common stock valued at $63.6 million and the assumption of $183.5 million of indebtedness. Windy Hill Pet Food Company, Inc. ("Windy Hill"), a wholly-owned subsidiary of Holdings, was merged into the Company in November 1998 in connection with the Refinancing Transactions discussed in Note 4. Windy Hill was a leading manufacturer of pet food products for both dogs and cats, including dry, canned, semi-moist, soft dry and soft treats and dog biscuits. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed.

1999

On July 30, 1999, the Company acquired a 50% interest in the business of North American Pet Products, Inc., a privately held international pet food distribution and brokerage company with approximately $9 million in annual revenues. The purchase price was $0.8 million in cash and $0.4 million in stock. This acquisition will be accounted for under the equity method.

On September 1, 1999, the Company terminated its 50/50 joint venture associated with the manufacturing operations of a pet food plant in Caldwell, Idaho. Upon termination, the Company assumed control of 100% of the pet food operations at the facility. In connection therewith, the Company entered into a long-term lease for the facility. This acquisition has been accounted for as a purchase.

On October 14, 1999, the Company acquired a pet food plant in the United Kingdom for approximately $5.0 million. Although the plant does not have a current customer base (the plant's exclusive customer terminated its contract prior to the acquisition), it has the capability to manufacture a complete range of dry pet foods, with an emphasis on super premium pet foods. This acquisition has been accounted for as a purchase.

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

5.        PRO FORMA 1998 RESULTS OF OPERATIONS

Set forth below is certain unaudited pro forma consolidated financial information of the Company for the three months and nine months ended September 30, 1998 based on historical information that has been adjusted to reflect the Company's acquisition of Ipes and Windy Hill, discussed in Note 3, and the Refinancing Transactions, discussed in Note 4, as if all such transactions occurred at January 1, 1998. The pro forma information related to Windy Hill also gives effect to three acquisitions, which occurred during 1998, prior to the merger with the Company, as if such transactions occurred at January 1, 1998.

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

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Unaudited Pro Forma Condensed Consolidated Statements of Income
                                 (in thousands)


                                                           Three months ended            Nine months ended
                                                              September 30,                 September 30,
                                                                  1998                           1998
                                                           ------------------            -----------------
Net sales                                                       $199,799                       $640,344
Cost of goods sold                                               160,328                        513,926
                                                                --------                       --------
     Gross profit                                                 39,471                        126,418
Operating expenses:
     Promotion and distribution                                   14,731                         46,819
     Selling, general and administrative                           8,331                         27,018
     Amortization of intangibles                                   2,718                          7,657
     Nonrecurring expenses                                        12,254                         12,767
                                                                --------                       --------
         Income from operations                                    1,437                         32,157
Interest expense, net                                              9,572                         29,861
Other (income) expense, net                                         (287)                          (884)
                                                                --------                       --------
         Income (loss) before taxes                               (7,848)                         3,180
Income tax expense (benefit)                                      (1,110)                         3,265
                                                                --------                       --------
         Net income (loss) before extraordinary item            $ (6,738)                      $    (85)
                                                                ========                       ========


6.       INVENTORIES

Inventories at October 2, 1999 consist of the following (in thousands):


Raw materials                                                      $10,112
Packaging Materials                                                 18,924
Finished goods                                                      19,794
                                                                   -------
  Total                                                            $48,830
                                                                   =======


7.       ACCOUNTING CHANGE

Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, the Company is required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


relationship and, if so, on the reason for holding it. As of October 2, 1999, all of the Company's derivative instruments were designated as cash flow hedges, whereby the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss is reported in earnings immediately. Comprehensive income includes a loss of $4.0 million, net of tax, as a fair market value adjustment related to the instruments.

8.       NONRECURRING EXPENSE

Nonrecurring expenses for the nine months ended October 2, 1999 include $1.4 million related to a proposed initial public stock offering by the Company's parent, which was withdrawn prior to completion. These expenses include fees paid for legal, accounting and printing services, and other miscellaneous expenses.

In addition, nonrecurring expense for the three months and nine months ended October 2, 1999 includes $0.3 million and $1.0 million, respectively, of transition-related costs incurred in connection with the merger and integration of Windy Hill with the Company.


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

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Doane Pet Care Company

We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of October 2, 1999, the related condensed consolidated statements of income for the three-month and nine-month periods ended October 2, 1999 and September 30, 1998 and condensed consolidated statements of cash flows for the nine-month periods ended October 2, 1999 and September 30, 1998 and the condensed consolidated statement of stockholder's equity and comprehensive income for the nine-month period ended October 2, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Houston, Texas
November 8, 1999                                                  KPMG LLP

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

During 1998, we completed several material transactions affecting our ongoing operations and debt structure. Those transactions are summarized in "Note 3 - 1998 Acquisitions" and "Note 4 - Exchange Offer and Refinancing Transactions" to the Unaudited Condensed Consolidated Financial Statements. The discussion that follows of the financial condition and results of operations includes the effect of the Ipes and Windy Hill acquisitions in the 1998 amounts after April 17, 1998 and August 3, 1998, respectively. As a result, the comparability of the results is significantly impacted. Pro forma 1998 results of operations assumes that all these transactions occurred at January 1, 1998, and are presented in Note 5 to the Unaudited Condensed Consolidated Financial Statements.

                                                       THREE MONTHS ENDED                              NINE MONTHS ENDED
                                           ------------------------------------------    ------------------------------------------
                                                 OCTOBER 2,            SEPTEMBER 30,           OCTOBER 2,            SEPTEMBER 30,
                                                    1999                   1998                   1999                   1998
                                           -------------------    -------------------    -------------------    -------------------
Net Sales                                  $ 181,436    100.0%    $ 176,511    100.0%    $ 565,520    100.0%    $ 461,661    100.0%
Cost of goods sold                           136,550     75.3       142,541     80.8       422,914     74.8       378,582     82.0
                                           ---------    -----     ---------    -----     ---------    -----     ---------    -----
     Gross profit                             44,886     24.7        33,970     19.2       142,606     25.2        83,079     18.0
Operating expenses:
     Promotion and distribution               14,264      7.9        12,395      7.0        45,064      8.0        29,051      6.3
     Selling, general and administrative      10,400      5.7         6,808      3.9        29,605      5.2        17,380      3.8
     Amortization of intangibles               2,619      1.4         2,205      1.2         7,752      1.4         4,124      0.9
     Nonrecurring expense                        304      0.2         4,311      2.4         2,419      0.4         4,311      0.9
                                           ---------    -----     ---------    -----     ---------    -----     ---------    -----
         Income from operations               17,299      9.5         8,251      4.7        57,766     10.2        28,213      6.1
Interest expense, net                         10,040      5.5         8,340      4.7        30,334      5.4        19,444      4.2
Other (income) expense, net                     (168)    (0.1)         (146)     --           (535)    (0.1)         (229)     --
                                           ---------    -----     ---------    -----     ---------    -----     ---------    -----
         Income before taxes                   7,427      4.1            57      0.0        27,967      4.9         8,998      1.9
Income tax expense                             3,112      1.7          (165)    (0.1)       11,494      2.0         3,020      0.6
                                           ---------    -----     ---------    -----     ---------    -----     ---------    -----
         Net income                        $   4,315      2.4%    $     222      0.1     $  16,473      2.9%    $   5,978      1.3%
                                           =========    =====     =========    =====     =========    =====     =========    =====


THREE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales. Net sales for the three months ended October 2, 1999 increased 2.8% to $181.4 million from $176.5 million in the three months ended September 30, 1998. The reason for the increase is due to the Windy Hill acquisition, which was acquired on August 3, 1998 and therefore included in the 1999 third quarter results for three months and in the comparative 1998 period for two months. The impact of the acquisition was mitigated by certain low margin sales that the Company ceded to provide additional capacity for future growth of more profitable business, resulting in a net pro forma volume decline of 6.6%, and a $4.3 million reduction in non-manufactured product sales. In addition, the 1999 sales reflect price declines attributable to the pass-through of certain raw material cost decreases to customers.

Gross profit. Gross profit for the three months ended October 2, 1999 increased 32.1% to $44.9 million from $34.0 million in the three months ended September 30, 1998. The primary reason for the increase is due to benefits from realization of several margin improvement initiatives put in place during 1998 and 1999. The margin improvement initiatives included new product development, realization of acquisition synergies, automation improvements, and management of low margin business. In addition, the increase is partially due to the increase in sales resulting from the Windy Hill acquisition. On a pro forma basis, the increase in gross profit was partially offset by the volume decrease discussed above.

Promotion and distribution expenses. Promotion and distribution expenses for the three months ended October 2, 1999 increased 15.3% to $14.3 million from $12.4 million in the three months ended September 30, 1998. The primary reason for the increase is due to the Windy Hill acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $10.4 million for the three months ended October 2, 1999 from $6.8 million in the three months ended September 30, 1998. The increase is partially due to the Windy Hill acquisition. In addition, expenses have increased due to expenses related to the Year 2000 compliance, salaries and related fringe benefits associated with annual wage increases, and higher one time professional fees in the 1999 third quarter period.

Amortization of intangibles. Amortization of intangibles increased to $2.6 million for the three months ended October 2, 1999 from $2.2 million in the three months ended September 30, 1998 due to the Windy Hill acquisition.

Nonrecurring expense. Nonrecurring expense for the three months ended October 2, 1999 was $0.3 million as compared to $4.3 million for the same period in 1998. These expenses were incurred in connection with the merger and integration of Windy Hill with the Company.

Interest expense, net. Net interest expense for the three months ended October 2, 1999 increased to $10.0 million from $8.3 million in the three months ended September 30, 1998 primarily due to $183.5 million of debt incurred in connection with the Windy Hill acquisition, offset by payments made on the debt since the date of the acquisition.

Income tax expense. The Company's effective income tax rate of 41.9% for the three months ended October 2, 1999 is higher than the statutory rate due to the amortization of goodwill which is not deductible for federal or state tax purposes. The Company's tax benefit for the three months ended September 30, 1998 includes a year-to-date cumulative effect adjustment necessary to reflect the annual effective tax rate.

NINE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
1998

Net Sales. Net sales for the nine months ended October 2, 1999 increased 22.5% to $565.5 million from $461.7 million in the nine months ended September 30, 1998. The reason for the increase is due to the Windy Hill and IPES acquisitions. Partially offsetting this increase is certain low margin sales that the Company ceded to provide additional capacity for future growth of more profitable business, resulting in a net pro forma volume decline of 7.2%, and a $13.5 million reduction in non-manufactured product sales. In addition, the 1999 sales reflect price declines attributable to the pass-through of certain raw material cost decreases to customers.

Gross profit. Gross profit for the nine months ended October 2, 1999 increased 71.6% to $142.6 million from $83.1 million in the nine months ended September 30, 1998. The primary reason for the increase is the sales increase resulting from the Windy Hill and IPES acquisitions. In addition, the increase reflects the benefits from realization of several margin improvement initiatives put in place during 1998 and 1999. The margin improvement initiatives included new product development, realization of acquisition synergies, automation improvements, and management of low margin business. On a pro forma basis, the increase in gross profit was partially offset by the volume decrease discussed above.

Promotion and distribution expenses. Promotion and distribution expenses for the nine months ended October 2, 1999 increased 55.0% to $45.1 million from $29.1 million in the nine months ended September 30, 1998. The primary reason for the increase is due to the Windy Hill and IPES acquisitions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $29.6 million for the nine months ended October 2, 1999 from $17.4 million in the nine months ended September 30, 1998. The primary reason for the increase is due to the Windy Hill and IPES acquisitions. In addition, expenses have increased due to expenses related to the Year 2000 compliance and salaries and related fringe benefits associated with annual wage increases.

Amortization of intangibles. Amortization of intangibles increased to $7.8 million for the nine months ended October 2, 1999 from $4.1 million in the nine months ended September 30, 1998 due to the Windy Hill and IPES acquisitions.

Nonrecurring expense. Nonrecurring expense includes: a) $1.4 million expenses related to a proposed initial public stock offering by the Company's parent, which was withdrawn prior to completion and b) $1.0 million of expenses incurred in connection with the merger and integration of Windy Hill with the Company for the nine months ended October 2, 1999. For the nine months ended September 30, 1998, the Company incurred $4.3 million in connection with the merger and integration of Windy Hill with the Company.

Interest expense, net. Net interest expense for the nine months ended October 2, 1999 increased to $30.3 million from $19.4 million in the nine months ended September 30, 1998 primarily due to $206.0 million of debt incurred in connection with the Windy Hill and Ipes acquisitions, offset by payments made on the debt since the date of the acquisitions.

Income tax expense. The Company's effective income tax rate of 41.1% for the nine months ended October 2, 1999 increased from 33.6% in the nine months ended September 30, 1998 primarily because of the Windy Hill acquisition and the related amortization of goodwill which is not deductible for federal or state tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and industrial development bonds. We had working capital of $30.4 million at October 2, 1999. As of October 2, 1999, we had borrowing capacity of $76.8 million under our revolver, which was net of $2.4 million for outstanding letters of credit.

Net cash provided by operating activities was $30.4 million in the nine months ended October 2, 1999 and $15.6 million in the corresponding 1998 period. This increase in the 1999 period compared to 1998 was due to higher net income before the non-cash charges of deferred tax and amortization expense, partially offset by working capital requirements.

Net cash used in investing activities was $22.7 million and $44.2 million for the nine-month periods ended October 2, 1999 and September 30, 1998, respectively. In the nine months ended October 2, 1999, we spent $20.6 million on capital expenditures. In the 1998 comparable period, we acquired Ipes for approximately $26.2 million and spent $14.0 million on capital expenditures.

Net cash used in financing activities was approximately $8.4 million in the nine months ended October 2, 1999. Net cash provided by financing activities was $31.1 million for the nine months ended September 30, 1998. For the nine months ended October 2, 1999, we paid down $11.2 million and $10.6 million on our revolver and long-term debt, respectively. This was partially offset by long-term borrowings of $12.9 million. For the 1998 comparable period, we borrowed

$42.0 million which was primarily used for the Ipes acquisition. This was partially offset by long term debt payments of $16.1 million.

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

YEAR 2000

We have conducted a comprehensive review of our computer software to identify the systems that could be affected by the "year 2000" issue. The year 2000 issue results from computer programs being written using two digits, rather than four, to define the applicable year. As a result, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This calculation could result in a system failure or miscalculations.

We have made an assessment of year 2000 readiness and reviewed our business application software. We undertook a review of our administrative hardware and software, which include networks, communications and security systems, and the software related to manufacturing equipment. We have implemented a program to confirm year 2000 readiness with all external entities with which we have material relationships.

As of October 2, 1999, we had incurred costs of approximately $5.4 million in connection with year 2000 readiness. We have tested our year 2000 readiness projects, including third party compliance. We believe that a failure to complete our year 2000 readiness, or a failure by parties with whom we have material relationships to complete their year 2000 readiness, by December 31, 1999 could have a material adverse effect on our financial condition and results of operations. We believe that our Year 2000 efforts have been conducted in an efficient and responsible manner. However, if we are delayed in our year 2000 readiness, we may experience a decrease in efficiency that could have a material adverse effect on our results of operations. We also believe that a sufficient number of suppliers exist if our current suppliers are delayed in their efforts to achieve year 2000 readiness thereby minimizing risk to us. We have developed contingency plans that include moving production within our plant network, securing additional ingredient storage facilities and transferring procurement to year 2000 ready suppliers.

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

INFLATION AND CHANGES IN PRICES

Our financial results depend to a large extent on the cost of raw materials and packaging and our ability to pass along to our customers increases in these costs. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices have resulted from changes in supply and demand, general economic conditions and other factors. In the event of any increases in raw materials costs, we may be required to increase sales prices for our products in order to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in the event of increased raw material costs or of whether any price increases implemented by us may affect the volumes of future shipments.

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

Interest rate risk. We are subject to market risk exposure related to changes in interest rates. Accordingly, our net income is affected by changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would decrease our nine-month ended October 2, 1999 net income by approximately $0.9 million and our nine-month ended October 2, 1999 pro forma cash flow from operations by approximately $1.5 million. In addition, such a change would result in a decrease in the fair value of the debt at October 2, 1999 by approximately $9.3 million. We could take action to mitigate our exposure to adverse changes in interest rates. However, due to the uncertainty of the actions that would be taken and the possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

We periodically use interest rate hedges, or swaps, to limit our exposure to the interest rate risk associated with our floating rate long term debt, which was approximately $278.9 million at October 2, 1999. Amounts received under swap agreements are recorded as a reduction (addition) to interest expense. The deferred gain associated with such contracts was approximately $0.8 million, net of tax, at October 2, 1999.

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

Deferred losses on these outstanding contracts were $4.8 million, net of tax, at October 2, 1999. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at October 2, 1999 would not have a material adverse effect on our financial position, results of operations or cash flows.

Foreign currency exchange risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. Except for our Spanish foreign operations, which had net sales of $23.0 million for the nine months ended October 2, 1999, we generally transact business in U.S. dollars. We generally finance our peseta-denominated assets with peseta currency borrowings, thereby reducing our exposure to the risk associated with fluctuations in foreign currency rates. The translation adjustment included in comprehensive income for the nine months ended October 2, 1999 was a loss of $0.7 million.


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

                                                   DOANE PET CARE COMPANY


    Dated:   November 15, 1999           By: /s/ THOMAS R. HEIDENTHAL
                                             -----------------------------------
                                             Thomas R. Heidenthal
                                             Senior Vice President and
                                             Chief Financial Officer

    Dated:   November 15, 1999           By: /s/ PHILIP K. WOODLIEF
                                             -----------------------------------
                                             Philip K. Woodlief
                                             Vice President - Finance and
                                             Principal Accounting Officer