Form 10-Q
period 2000-04-01
DOANE PET CARE CO
filed 2000-05-12
CIK 1002211

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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


                       210 WESTWOOD PLACE SOUTH, SUITE 400
                               BRENTWOOD, TN 37027
           (Address of Principal Executive Office, Including Zip Code)

                                 (615) 373-7774
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 10, 2000, registrant had outstanding 1,000 shares of common stock.





================================================================================

                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                                      PAGE
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of April 1, 2000
         and January 1, 2000.......................................................................     1

         Unaudited Condensed Consolidated Statements of Income for the three
         months ended April 1, 2000 and April 3, 1999..............................................     2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and
         Comprehensive Income for the three months ended April 1, 2000.............................     3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         three months ended April 1, 2000 and April 3, 1999........................................     4

         Notes to Unaudited Condensed Consolidated Financial Statements............................     5

         Independent Auditors' Review Report.......................................................     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................................     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................    11


                                            PART II. OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K...........................................................    13

Signatures.........................................................................................    14

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                                April 1,        January 1,
                                                                                2000             2000
                                                                             ------------     ------------
                                                                             (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                $      1,942     $      7,194
    Accounts receivable, net                                                       82,483           69,156
    Inventories, net                                                               56,836           52,938
    Deferred tax asset                                                             18,687           14,720
    Prepaid expenses and other current assets                                       3,134            3,799
                                                                             ------------     ------------
        Total current assets                                                      163,082          147,807

Property, plant and equipment, net                                                217,125          216,067
Goodwill and other intangible assets, net                                         295,785          298,545
Other assets                                                                       31,615           30,877
                                                                             ------------     ------------
        Total assets                                                         $    707,607     $    693,296
                                                                             ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt                                     $     17,612     $     17,131
    Accounts payable                                                               60,521           64,512
    Accrued liabilities                                                            33,364           33,332
                                                                             ------------     ------------
        Total current liabilities                                                 111,497          114,975

Long-term debt, excluding current maturities                                      410,578          410,791
Other long-term liabilities                                                         7,381            8,169
Deferred tax liability                                                             39,625           30,450
                                                                             ------------     ------------
        Total liabilities                                                         569,081          564,385
                                                                             ------------     ------------

Senior Preferred Stock, 3,000,000 shares authorized,
    1,200,000 shares issued and outstanding                                        48,169           45,965
                                                                             ------------     ------------

Commitments and contingencies

Stockholder's equity:
    Common stock, $0.01 par value; 1,000 shares authorized,
        issued and outstanding                                                          -                -
    Additional paid-in-capital                                                    106,786          106,708
    Accumulated other comprehensive loss                                             (669)            (170)
    Accumulated deficit                                                           (15,760)         (23,592)
                                                                             ------------     ------------
        Total stockholder's equity                                                 90,357           82,946
                                                                             ------------     ------------
        Total liabilities and stockholder's equity                           $    707,607     $    693,296
                                                                             ============     ============



    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                      Three months ended
                                                                                   -----------------------
                                                                                    April 1,      April 3,
                                                                                      2000          1999
                                                                                   -----------   -----------
Net sales                                                                          $   204,463   $   203,673
Cost of goods sold                                                                     147,268       151,273

     Gross profit                                                                       57,195        52,400

Operating expenses:
     Promotion and distribution                                                         16,705        15,831
     Selling, general and administrative                                                10,895         9,549
     Amortization of intangibles                                                         2,689         2,514
     Non-recurring expenses                                                                  -         1,946

        Income from operations                                                          26,906        22,560
Interest expense, net                                                                   10,126        10,335
Other income, net                                                                         (136)         (155)

        Income before income taxes and cumulative effect of
           a change in accounting principle                                             16,916        12,380
Income tax expense                                                                       6,880         5,015

        Income before cumulative effect of a change in
           accounting principle                                                         10,036         7,365
Cumulative effect at adoption on January 1, 1999 of a
     change in accounting for derivative instruments, net of
     income tax benefit of $1,440                                                            -        (2,263)

        Net income                                                                      10,036         5,102
Preferred stock dividends and accretion                                                 (2,204)       (1,951)

        Net income available to common shares                                      $     7,832   $     3,151
                                                                                   ===========   ===========

Basic and diluted net income per common share:
     Income from continuing operations                                                   7,832         5,414
     Cumulative effect of accounting change                                                  -        (2,263)

        Net income per common share                                                $     7,832   $     3,151
                                                                                   ===========   ===========
Basic and diluted weighted-average common shares outstanding                             1,000         1,000
                                                                                   ===========   ===========








See accompanying notes to the unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF

                  STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           Accumulated
                                         Common stock        Additional       other
                                       -------------------     paid-in     comprehensive  Accumulated
                                        Shares     Amount      capital        income        deficit      Total
                                       --------   --------   ----------   ------------   -----------  ---------
Balances at January 1, 2000               1,000   $      -   $  106,708   $       (170)  $   (23,592) $  82,946
   Comprehensive income:
     Net income                               -          -            -              -        10,036     10,036
     Unrealized loss on foreign
       currency translation, net              -          -            -           (579)            -       (579)
     Unrealized gain on cash flow
       hedges, net of tax of $50              -          -            -             80             -         80
                                                                                                      ---------
            Total comprehensive income                                                                    9,537
                                                                                                      ---------
   Preferred stock dividends                  -          -            -              -        (1,935)    (1,935)
   Accretion of preferred stock               -          -            -              -          (269)      (269)
   Capital contribution                       -          -           78              -             -         78
                                       --------   --------   ----------   ------------   -----------  ---------
Balances at April 1, 2000                 1,000   $      -   $  106,708   $       (669)  $   (15,760) $  90,357
                                       ========   ========   ==========   ============   ===========  =========













    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       Three months ended
                                                                                   --------------------------
                                                                                     April 1,      April 3,
                                                                                       2000          1999
                                                                                    -----------   -----------
Cash flows from operating activities:
    Net income                                                                      $    10,036   $     5,102
    Items not requiring (providing) cash:
      Depreciation                                                                        4,494         3,916
      Amortization of intangibles                                                         2,689         2,514
      Deferred income tax expense                                                         5,163         4,211
      Changes in fair value of derivative instruments                                    (3,391)         (573)
      Non-cash interest expense                                                             405           452
      Other non-cash (credits) charges , net                                               (323)          111
      Equity in joint ventures                                                             (357)            -
      Cumulative effect of accounting change                                                  -         2,263
      Changes in current assets and liabilities                                         (17,950)      (16,555)
                                                                                    -----------   -----------
                  Net cash provided by operating activities                                 766         1,441
                                                                                    -----------   -----------
Cash flows from investing activities:
    Capital expenditures, including interest capitalized                                 (6,368)       (6,925)
    Other, net                                                                           (1,093)         (309)
                                                                                    -----------   -----------
                  Net cash used in investing activities                                  (7,461)       (7,234)
                                                                                    -----------   -----------
Cash flows from financing activities:
    Capital contribution                                                                     78             3
    Net borrowings under revolving credit agreements                                      4,000         9,400
    Principal payments on long-term debt                                                 (3,547)       (2,925)
                                                                                    -----------   -----------
                  Net cash provided by financing activities                                 531         6,478
Effect of exchange rate changes on cash and
    cash equivalents                                                                        912          (220)
                                                                                    -----------   -----------
                  Increase (decrease) in cash and cash equivalents                       (5,252)          465

Cash and cash equivalents, beginning of period                                            7,194         3,349
                                                                                    -----------   -----------
Cash and cash equivalents, end of period                                            $     1,942   $     3,814
                                                                                    ===========   ===========












    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 (1)     BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company and Subsidiaries (the "Company") do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The year end condensed consolidated balance sheet data was derived from audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 2000 presentation.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company's 1999 annual report on Form 10-K for the fiscal year ended January 1, 2000 (the "1999 10-K"), including related exhibits. The accounting policies used in preparing these financial statements are the same as those summarized in the 1999 10-K.

         Effective January 1, 1999, the Company implemented a fiscal year that ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the first quarters of 1999 and 2000 ending on April 3, 1999 and April 1, 2000, respectively.

(2) CHANGE IN ACCOUNTING PRINCIPLE AND RESTATEMENT OF 1999 QUARTERLY FINANCIAL DATA

         Effective January 1, 1999, the Company adopted Statement on Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") which establishes new accounting and reporting guidelines for derivatives and hedging transactions. SFAS 133 requires derivatives in place at the date of adoption to be re-evaluated and documented as to the specific planned or expected future purchase being hedged to defer losses on the derivative instruments. The Company's process and strategy used to manage price risk associated with future purchases of commodities does not meet the requirements of SFAS 133 to allow the derivatives to be designated as cash flow hedges and to defer losses.

         The Company disclosed in its 1999 10-K a restatement of its financial results for the first three quarters of 1999 relating to the adoption of SFAS
133. The adjustments are the result of a change from the previous methodology for offsetting or reversing commodity derivative instrument contract fair value gains and losses recognized in cost of goods sold in future periods when actual cash settlement occurs or contract dates have passed. This change was implemented based on a year end review of the Company's policies and procedures relating to SFAS 133. The restated balances and results from operations as of and for the quarter ended April 3, 1999, as disclosed in this quarterly report on Form 10-Q, reflect the fair value gains and losses of the Company's commodity derivative instruments in cost of goods sold immediately as required by SFAS
133. As a result, the Company recorded the cumulative effect of a change in accounting principle related to derivative instruments of $2.3 million, net of income tax benefit of $1.4 million, at adoption on January 1, 1999. In addition, an adjustment was made for the first quarter of 1999 to decrease costs of goods sold by $0.6 million and to recognize the related income tax expense of $0.2 million. The comparable amounts for the first quarter of 2000 was to decrease cost of goods sold by $5.7 million and to recognize the related income tax expense of $2.2 million.

         SFAS 133 also applies to the Company's accounting for interest rate swap agreements and foreign currency derivative transactions. The Company has designated its interest rate swap agreements as cash flow hedges and its foreign currency transactions as derivative instruments in accordance with SFAS 133. The Company had no outstanding foreign currency derivative transactions at the date SFAS 133 was adopted. As a result, no transition amount was recorded related to either interest rate swap agreements or

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


foreign currency derivative transactions as part of the cumulative effect of a change in accounting principle mentioned above.

(3)      ACQUISITIONS

DIPP Acquisition

         On July 30, 1999, the Company acquired a 50% interest in the business of North American Pet Products, Inc., a privately held international pet food distribution and brokerage company. The jointly owned business has operated under the name of Doane International Pet Products LLC ("DIPP") since the acquisition and will be the Company's exclusive distributor of Doane manufactured products, as well as DIPP's existing product lines, in the Asian and Latin American markets. The Company's investment in DIPP is being accounted for under the equity method. The purchase price was $0.8 million in cash and 40,000 shares in Parent's common stock valued at $0.4 million.

Caldwell Acquisition

         On August 31, 1999, the Company terminated its joint venture agreement associated with the manufacturing operations of a pet food plant in Caldwell, Idaho. Upon termination, the Company assumed control of 100% of the pet food operations at the facility.

Larkshall Acquisition

         On October 14, 1999, the Company acquired all of the assets of the Larkshall Extrusions ("Larkshall") division of Buxted Chicken Limited for $5.0 million in cash. Larkshall is a manufacturer of a complete range of dry pet foods, with an emphasis on super premium pet foods, located in England. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed.

Arovit Acquisition

         On May 10, 2000, the Company acquired A/S Arovit Petfood ("Arovit"), headquartered in Esbjerg, Denmark, for approximately DKK 1.2 billion and assumed indebtedness, net of cash, of approximately DKK 97.0 million. The decline in the value of the DKK compared to the U.S. dollar since signing the share purchase agreement in March 2000 reduced the U.S. dollar purchase price to approximately $144.4 million from $156.0 million. The Company did not realize the full impact of the DKK currency fluctuation because it hedged a portion of the DKK purchase price against the U.S. dollar to limit exposure to fluctuations in this foreign currency in accordance with its risk management policy, and will record a non-recurring charge of approximately $4.6 million ($0.4 million in the first quarter and $4.2 million in the second quarter of 2000) to reflect the hedged portion of the foreign currency fluctuation.

         Arovit manufactures and sells a full range of pet food products, throughout Europe, for dogs and cats, including wet, dry and treats, primarily through private label programs. This acquisition will be accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. The Company financed this acquisition through an amendment to its existing credit facilities.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(4)      INVENTORIES

         A summary of inventories, net of valuation allowances, follows (in thousands):

                                             (UNAUDITED)
                                                APRIL 1,       JANUARY 1,
                                                 2000             2000
                                             -----------       ----------

               Raw materials                 $    13,977       $   15,321
               Packaging materials                23,535           20,199
               Finished goods                     19,324           17,418
                                             -----------       ----------
                                             $    56,836       $   52,938
                                             ===========       ==========


(5)      COMMITMENTS AND CONTINGENCIES

         The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company


We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of April 1, 2000, the related condensed consolidated statements of income for the three-month periods ended April 1, 2000 and April 3, 1999, the condensed consolidated statement of stockholder's equity and comprehensive income for the three-month period ended April 1, 2000 and the condensed consolidated statements of cash flows for the three-month periods ended April 1, 2000 and April 3, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of January 1, 2000, and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 1, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, effective January 1, 1999, the Company adopted Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


/s/ KPMG LLP

Houston, Texas
April 27, 2000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the sections "Forward-Looking Statements" and "Risk Factors" in Item 1 of our 1999 annual report on Form 10-K, which lists important factors that could cause actual results to differ materially from those discussed in this report.

RESULTS OF OPERATIONS

         Readers are encouraged to consider carefully the accompanying unaudited condensed consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes contained in our 1999 annual report on Form 10-K as they read the discussion below (table in thousands, except percentages):

                                                                    THREE MONTHS ENDED
                                                         ---------------------------------------------------
                                                             April 1, 2000          April 3, 1999
                                                         ----------------------     ------------------------
Net sales                                                $  204,463      100.0%     $    203,673       100.0%
Cost of goods  sold                                         147,268       72.0           151,273        74.3
                                                         ----------      -----      ------------       -----
      Gross profit                                           57,195       28.0            52,400        25.7

Operating expenses:
    Promotion and distribution                               16,705        8.2            15,831         7.8
    Selling, general and administrative                      10,895        5.3             9,549         4.6
    Amortization of intangibles                               2,689        1.3             2,514         1.2
    Non-recurring expenses                                        -          -             1,946         1.0
                                                         ----------      -----      ------------       -----
      Income from operations                                 26,906       13.2            22,560        11.1

Interest expense, net                                        10,126        4.9            10,335         5.0
Other income, net                                              (136)         -              (155)          -
                                                         ----------      -----      ------------       -----
      Income before income taxes and
        cumulative effect of a change in
        accounting principle                                 16,916        8.3            12,380         6.1
Income tax expense                                            6,880        3.4             5,015         2.5
                                                         ----------      -----      ------------       -----
      Income before cumulative effect of a
        change in accounting principle                       10,036        4.9             7,365         3.6
Cumulative effect at adoption on
    January 1, 1999 of a change in accounting
    for derivative instruments, net of income
    tax benefit of $1,440                                         -          -            (2,263)       (1.1)
                                                         ----------      -----      ------------       -----
      Net income                                         $   10,036        4.9%     $      5,102         2.5%
                                                         ==========      =====      ============       =====



THREE MONTHS ENDED APRIL 1, 2000 COMPARED TO THREE MONTHS ENDED APRIL 3, 1999

         Net sales. Our net sales of $204.5 million in the first quarter of 2000 increased less than 1% from the comparable 1999 period. The net sales and tonnage volume growth was mitigated by two industry factors: 1) our customers' reduced purchases following a year end build-up of inventory due to year 2000 concerns and 2) our mass merchandise, grocery, and club customers reduced first quarter purchases to make room for the launch of a major national brand into these channels following development of the brand in select specialty channels. In addition to the industry factors, our sales growth was mitigated by certain low margin sales, which we ceded towards the end of the first quarter of 1999, and lower selling prices from the pass through of certain raw material cost decreases to our customers.

         Gross profit. Our gross profit in the first quarter of 2000 increased 9.2% to $57.2 million from $52.4 million in the comparable 1999 period primarily due to the change in the fair value of our commodity derivative instruments. As required by SFAS 133, we recognized in cost of goods sold a favorable fair market value adjustment associated with our derivative instruments of $5.7 million in 2000 compared to a favorable fair market value adjustment of $0.6 million in the 1999 period. In addition, the gross margin for the 2000 period was favorably impacted by reductions in certain raw material costs. These favorable items were partially offset by reductions in our selling prices.

         Promotion and distribution expenses. Our promotion and distribution expenses in the first quarter of 2000 increased to $16.7 million from $15.8 million in the comparable 1999 period primarily because of freight and warehousing expenses associated with a new customer relationship.

         Selling, general and administrative. Our selling, general and administrative expenses in the first quarter of 2000 increased to $10.9 million from $9.5 million in the comparable 1999 period primarily due to expenses associated with our Larkshall acquisition, depreciation on hardware and software put in place during 1999 and annual salary adjustments.

         Non-recurring expenses. Non-recurring expenses in the 1999 period include $1.4 million of costs associated with a proposed initial public stock offering by our parent, Doane Pet Care Enterprises, Inc., and $0.5 million of transition expenses related to our acquisition of Windy Hill.

         Interest expense, net. Interest expense, net, for the first quarter of 2000 decreased 2.0% to $10.1 million from $10.3 million in the comparable 1999 period. This decrease is due to the net pay down of our debt during 1999 and 2000 partially offset by increases in interest rates.

         Income tax expense. Income tax expense in the first quarter of 2000 increased due to higher pre-tax income compared to the 1999 period. Our effective income tax rate was 40.7% and remained consistent for these periods.

         Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle in the first quarter of 1999 relates to our adoption of SFAS 133, which applies to derivative commodity purchase transactions. The loss recorded of $3.7 million in the 1999 period is presented net of income tax benefit of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and industrial development revenue bonds. We had working capital of $51.6 million at April 1, 2000. As of April 1, 2000, we had borrowing capacity of $84.0 million under our revolving credit agreements, which was net of $2.0 million for outstanding letters of credit.

         The net cash provided by our operating activities of $0.8 million in the first quarter of 2000 is comparable to the $1.4 million provided in the 1999 period.

         The net cash used in our investing activities of $7.5 million in the first quarter of 2000 and $7.2 million in the 1999 period were primarily the result of capital expenditures.

         Net cash provided by our financing activities was approximately $0.5 million in the first quarter of 2000 compared to $6.5 million for the 1999 period. In 2000, we borrowed $4.0 million under our revolving credit agreements which was offset by $3.5 million in principal payments on our long-term debt.

         The acquisition of Arovit, in May 2000, was financed through borrowings under an amendment to our senior credit agreement. The amended credit agreement provides for $80.0 million of incremental Tranche B loans and Euro 82.0 million (approximately $73.0 million) of new Euro Tranche A loans. The final maturity of each is December 2005, and each amortizes over the five-year term with balloon payments at maturity.

         We expect that existing manufacturing facilities will not be sufficient to meet our anticipated volume growth. We have continued to examine alternatives for expanding our business either through construction of additional manufacturing capacity or acquisitions of manufacturing assets. Potential acquisitions could include acquisitions of operating companies. We intend to finance these expansions or acquisitions with borrowings under existing or expanded credit facilities, or the issuance of additional equity or debt securities.

         We are highly leveraged and have significant cash requirements for debt service relating to the senior credit facility, the senior subordinated notes, the Ipes debt and industrial development revenue bonds. Our ability to borrow is limited by the senior credit facility and the limitations on the incurrence of indebtedness in the indenture governing our senior subordinated notes. We anticipate our operating cash flows, together with amounts available to us under our senior credit facility, will be sufficient to finance working capital requirements, debt service requirements and capital expenditures through fiscal 2000.

EURO

         Effective January 1, 1999, 11 of the 15 countries comprising the European Union began a transition to a single monetary unit, the "Euro," which is scheduled to be completed by July 1, 2002. We are currently considering options to ensure our European operations can operate effectively after transitioning to the Euro. Our operations in Italy, Spain and the United Kingdom may incur significant costs in conversion of their systems to the Euro. We are unable to predict whether these costs can be passed through to our customers in Europe. These customers may also begin conducting business using the Euro prior to the completion of the conversion of our European systems. Delays in conversion could have a material adverse effect on the results of our operations in Europe. In addition, the introduction of the Euro may increase competition, as manufacturers in other European countries become able to compete more easily in our markets. We do not believe that the implementation of the Euro will have a material effect on our operations or financial condition taken as a whole.

INFLATION AND CHANGES IN PRICES

         Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increases in these costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In the event of any increases in raw materials and packaging costs, we may be required to increase sales prices for our products to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in the event of increased raw materials and packaging costs or of whether any price increases implemented by us may affect the volumes of future shipments to our customers.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

         Commodity price risk. We manage price risk created by market fluctuations by using derivative instruments for portions of our primary commodity products purchases, which are corn and soybean meal, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or through exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity.

         Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the commodity derivative instruments at April 1, 2000 would not have a material adverse effect on our financial position, results of operations or cash flows.

         Interest rate risk. We are subject to market risk exposure related to changes in interest rates. Accordingly, our net income is affected by changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would decrease our net income for the three months ended April 1, 2000 by approximately $1.1 million. In addition, such a change would result in a decrease of approximately $8.9 million in the fair value of our fixed rate debt at April 1, 2000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         We periodically use interest rate hedges (swaps) to limit our exposure to the interest rate risk associated with our floating rate debt, which was $263.2 million at April 1, 2000. Amounts received (paid) under interest rate swap agreements are recorded as reductions (additions) to interest expense. These contracts are designated as cash flow hedges, as described below. The deferred gains associated with these contracts were $1.1 million, net of tax of $0.7 million, at April 1, 2000.

         Foreign currency exchange risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently have foreign operations in Spain, Italy and the United Kingdom. The translation adjustment during the first quarter of 2000 was a loss of $0.6 million which was recognized in accumulated other comprehensive income in the accompanying unaudited condensed consolidated financial statements included herein.

         Prior to the Arovit acquisition, our normal business operations have not been exposed to significant foreign exchange risk. We do not currently hedge against adverse foreign currency fluctuations, but we may hedge part of our foreign currency exposure resulting from the Arovit acquisition.

         Our commitment to purchase Arovit for approximately DKK 1.2 billion created foreign currency exchange exposure relative to the purchase price. We made a forward purchase of DKK 462.5 million to hedge our risk associated with this purchase. The decrease in the fair value of the DKK as of April 1, 2000 resulted in a fair market value adjustment loss of approximately $0.4 million, which is recognized as an expense in the statement of income for the first quarter of 2000.

         On January 1, 1999, we adopted SFAS 133, which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS 133 requires all derivative instruments be recognized as assets or liabilities in the balance sheet and measured at fair value. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in accumulated other comprehensive income in the balance sheet until the hedged item is recognized in earnings. Changes in the fair value of derivative instruments, which are not designated as hedges, are recorded in earnings as the changes occur.

         Our commodity derivative instruments do not meet the requirements of SFAS 133 to be designated as hedges. Accordingly, all changes in the fair value of our derivative instruments for commodities are included in cost of goods sold in the statements of income for the three months ended April 1, 2000 and April 3, 1999 in the accompanying unaudited condensed consolidated financial statements included herein. We expect to refine the strategy, process and documentation of our commodity derivative instruments and redesignate qualifying transactions as cash flow hedges in the fourth quarter of fiscal year 2000.


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

                                                      DOANE PET CARE COMPANY

Dated:   May 10, 2000                        By:  /s/ THOMAS R. HEIDENTHAL
                                                  ---------------------------
                                                  Thomas R. Heidenthal
                                                  Senior Vice President and
                                                      Chief Financial Officer

Dated:   May 10, 2000                        By:  /s/ PHILIP K. WOODLIEF
                                                  ---------------------------
                                                  Philip K. Woodlief
                                                  Vice President - Finance and
                                                    Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 27.1                         Financial Data Schedule