Form 10-Q
period 2000-07-01
DOANE PET CARE CO
filed 2000-08-15
CIK 1002211

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

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 4, 2000, registrant had outstanding 1,000 shares of common stock.

================================================================================

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                                                      PAGE
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of July 1, 2000
         and January 1, 2000.......................................................................     1

         Unaudited Condensed Consolidated Statements of Income for the three
         months and six months ended July 1, 2000 and July 3, 1999.................................     2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and
         Comprehensive Income for the six months ended July 1, 2000................................     3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         six months ended July 1, 2000 and July 3, 1999............................................     4

         Notes to Unaudited Condensed Consolidated Financial Statements............................     5

         Independent Auditors' Review Report.......................................................     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................................     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................    12

                                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................    13

Item 6.  Exhibits and Reports on Form 8-K..........................................................    14

Signatures.........................................................................................    15

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                               July 1,         January 1,
                                                                                2000             2000
                                                                             ------------     ------------
                                                                             (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                $      4,002     $      7,194
    Accounts receivable, net                                                      104,439           69,156
    Inventories, net                                                               72,880           52,938
    Deferred tax asset                                                             18,709           14,720
    Prepaid expenses and other current assets                                       3,925            3,799
                                                                             ------------     ------------
        Total current assets                                                      203,955          147,807

Property, plant and equipment, net                                                289,408          216,067
Goodwill and other intangible assets, net                                         368,842          298,545
Other assets                                                                       43,330           30,877
                                                                             ------------     ------------
        Total assets                                                         $    905,535     $    693,296
                                                                             ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt                                     $     25,024     $     17,131
    Accounts payable                                                               79,871           64,512
    Accrued liabilities                                                            48,770           33,332
                                                                             ------------     ------------
        Total current liabilities                                                 153,665          114,975

Long-term debt, excluding current maturities                                      560,643          410,791
Other long-term liabilities                                                         7,901            8,169
Deferred tax liability                                                             46,988           30,450
                                                                             ------------     ------------
        Total liabilities                                                         769,197          564,385
                                                                             ------------     ------------
Senior Preferred Stock, 3,000,000 shares authorized,
    1,200,000 shares issued and outstanding                                        50,442           45,965
                                                                             ------------     ------------
Commitments and contingencies

Stockholder's equity:
    Common stock, $0.01 par value; 1,000 shares authorized,
        issued and outstanding                                                          -                -
    Additional paid-in-capital                                                    107,119          106,708
    Accumulated other comprehensive income (loss)                                   3,865             (170)
    Accumulated deficit                                                           (25,088)         (23,592)
                                                                             ------------     ------------
        Total stockholder's equity                                                 85,896           82,946
                                                                             ------------     ------------
        Total liabilities and stockholder's equity                           $    905,535     $    693,296
                                                                             ============     ============

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              Three months ended            Six months ended
                                                          --------------------------   ---------------------------
                                                             July 1,       July 3,        July 1,       July 3,
                                                              2000          1999           2000          1999
                                                          ------------   -----------   ------------   ------------
Net sales                                                 $    210,688   $   180,412   $    415,155   $    384,085
Cost of goods sold                                             166,971       133,869        314,238        285,142
                                                          ------------   -----------   ------------   ------------
      Gross profit                                              43,717        46,543        100,917         98,943

Operating expenses:
    Promotion and distribution                                  17,208        14,969         33,913         30,800
    Selling, general and administrative                         11,574         9,656         22,475         19,205
    Amortization of intangibles                                  3,159         2,619          5,849          5,133
    Non-recurring expenses                                       8,665           169          9,028          2,115
                                                          ------------   -----------   ------------   ------------
      Income from operations                                     3,111        19,130         29,652         41,690
Interest expense, net                                           12,311         9,959         22,437         20,294
Other income, net                                                 (321)         (212)          (821)          (367)
                                                          ------------   -----------   ------------   ------------
      Income (loss) before income taxes and cumulative
        effect of a change in accounting principle              (8,879)        9,383          8,036         21,763
Income tax expense (benefit)                                    (1,826)        3,843          5,055          8,858
                                                          ------------   -----------   ------------   ------------
      Income (loss) before cumulative effect of a
        change in accounting principle                          (7,053)        5,540          2,981         12,905
Cumulative effect at adoption on January 1, 1999
    of a change in accounting for derivative
    instruments, net of income tax benefit of $1,440                 -             -              -         (2,263)
                                                          ------------   -----------   ------------   ------------
      Net income (loss)                                         (7,053)        5,540          2,981         10,642
Preferred stock dividends and accretion                         (2,273)       (2,011)        (4,477)        (3,962)
                                                          ------------   -----------   ------------   ------------
      Net income (loss) allocated to common shares        $     (9,326)  $     3,529   $     (1,496)  $      6,680
                                                          ============   ===========   ============   ============
Basic and diluted net income (loss) per common share:
    Income (loss) from continuing operations                    (9,326)        3,529         (1,496)         8,943
    Cumulative effect of accounting change                           -             -              -         (2,263)
                                                          ------------   -----------   ------------   ------------
      Net income (loss) per common share                  $     (9,326)  $     3,529   $     (1,496)  $      6,680
                                                          ============   ===========   ============   ============
Basic and diluted weighted-average common
    shares outstanding                                           1,000         1,000          1,000          1,000
                                                          ============   ===========   ============   ============








    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF

                  STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                Accumulated
                                                                 Additional        other
                                              Common stock         paid-in      comprehensive  Accumulated
                                           Shares     Amount       capital         income        deficit       Total
                                           ------     ------   ------------     -------------  -----------  ----------
Balances at January 1, 2000                 1,000   $      -   $    106,708     $       (170)  $   (23,592) $   82,946
   Comprehensive income:
     Net income                                 -          -              -                -         2,981       2,981
     Unrealized gain on foreign
       currency translation, net                -          -              -            3,203             -       3,203
     Unrealized gain on cash flow
       hedges, net of deferred tax of $400      -          -              -              832             -         832
                                                                                                            ----------
            Total comprehensive income                                                                           7,016
                                                                                                            ----------
   Preferred stock dividends                    -          -              -                -          (538)       (538)
   Accretion of preferred stock                 -          -              -                -        (3,939)     (3,939)
   Capital contribution                         -          -            411                -             -         411
                                           ------   --------   ------------     ------------   -----------  ----------
Balances at July 1, 2000                    1,000   $      -   $    107,119     $      3,865   $   (25,088) $   85,896
                                           ======   ========   ============     ============   ===========  ==========








    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Six months ended
                                                                                   --------------------------
                                                                                       July 1,      July 3,
                                                                                        2000          1999
                                                                                   -------------  -----------
Cash flows from operating activities:
    Net income                                                                     $       2,981  $    10,642
    Items not requiring (providing) cash:
      Depreciation                                                                        10,258        7,647
      Amortization of intangibles                                                          5,849        5,133
      Deferred income tax expense                                                          3,150        7,567
      Changes in fair value of derivative instruments                                       (422)      (1,223)
      Non-cash interest expense                                                            1,015          938
      Other non-cash (credits) charges, net                                                  741          815
      Equity in joint ventures                                                              (615)        (198)
      Cumulative effect of accounting change                                                   -        2,263
      Changes in current assets and liabilities                                          (11,213)     (15,682)
                                                                                   -------------  -----------
          Net cash provided by operating activities                                       11,744       17,902
                                                                                   -------------  -----------
Cash flows from investing activities:
    Capital expenditures, including interest capitalized                                 (13,024)     (13,387)
    Acquisition related payments, net of cash acquired                                  (143,689)           -
    Other, net                                                                            (1,603)      (1,082)
                                                                                   -------------  -----------
           Net cash used in investing activities                                        (158,316)     (14,469)
                                                                                   -------------  -----------
Cash flows from financing activities:
    Capital contribution                                                                     411          598
    Net borrowings under revolving credit agreement                                       (1,700)     (10,200)
    Principal payments on long-term debt                                                  (9,439)      (7,310)
    Proceeds on issuance of long-term debt                                               156,357       12,837
    Payments for debt issuance costs                                                      (2,475)          --
                                                                                   -------------  -----------
           Net cash provided by (used in) financing activities                           143,154       (4,075)
Effect of exchange rate changes on cash and
    cash equivalents                                                                         226         (338)
                                                                                   -------------  -----------
           Increase (decrease) in cash and cash equivalents                               (3,192)        (980)

Cash and cash equivalents, beginning of period                                             7,194        3,349
                                                                                   -------------  -----------
Cash and cash equivalents, end of period                                           $       4,002  $     2,369
                                                                                   =============  ===========






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

         Effective January 1, 1999, the Company implemented a fiscal year that ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the second quarters of 1999 and 2000 ending on July 3, 1999 and July 1, 2000, respectively.

(2) CHANGE IN ACCOUNTING PRINCIPLE AND RESTATEMENT OF 1999 QUARTERLY FINANCIAL DATA

         Effective January 1, 1999, the Company adopted Statement on Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") which establishes new accounting and reporting guidelines for derivatives and hedging transactions. SFAS 133 requires derivatives in place at the date of adoption to be re-evaluated and documented as to the specific planned or expected future purchase being hedged to defer unrealized gains and losses on the derivative instruments. The Company's policies and procedures do not meet the requirements of SFAS 133 for this accounting treatment.

         The Company disclosed in its 1999 10-K a restatement of its financial results for the first three quarters of 1999 relating to the adoption of SFAS
133. The adjustments are the result of a change from the previous methodology for offsetting or reversing commodity derivative instrument contract fair value gains and losses recognized in cost of goods sold in future periods when actual cash settlement occurs or contract dates have passed. This change was implemented based on a year end review of the Company's policies and procedures relating to SFAS 133. The restated balances and results from operations as of and for the second quarter and six months ended July 3, 1999, as disclosed in this quarterly report on Form 10-Q, reflect the fair value gains and losses of the Company's commodity derivative instruments in cost of goods sold immediately as required by SFAS 133. As a result, the Company recorded the cumulative effect of a change in accounting principle related to commodity derivative instruments of $2.3 million at adoption on January 1, 1999. In addition, adjustments were made for the second quarter and six months ended July 3, 1999 to decrease cost of goods sold by $0.6 million and $1.2 million, respectively. The comparable amounts for the second quarter and six months ended July 1, 2000 include adjustments to increase cost of goods sold by $4.5 million and to decrease cost of goods sold by $1.2 million, respectively.

(3)      ACQUISITIONS

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


signing the share purchase agreement in March 2000 reduced the U.S. dollar purchase price (approximately DKK 1.2 billion) to approximately $144.4 million from $156.0 million. The Company did not realize the full benefit of the DKK currency fluctuation because it hedged a portion of the DKK purchase price against the U.S. dollar to limit exposure to foreign currency fluctuations in accordance with its risk management policy. The Company recorded a non-recurring charge of approximately $4.2 million and $4.6 million for the second quarter and six months ended July 1, 2000, respectively, to reflect the hedged portion of the foreign currency fluctuation.

         Arovit manufactures and sells a full range of pet food products, throughout Europe, for dogs and cats, including wet, dry and treats, primarily through private label programs. This acquisition was accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. In connection with the purchase of Arovit, the Company recorded $70.7 million of goodwill and trademarks which are being amortized over 40 years and $11.7 million of other identifiable assets which are being amortized over 5 to 30 years. Additionally, the Company is depreciating acquired property, plant and equipment of $69.2 million over the remaining useful lives ranging from 5 to 30 years. The Company financed this acquisition through an amendment to its existing credit facilities which included $80.0 million of incremental Tranche B loans and Euro 82.0 million (approximately $73 million at May 10, 2000) of new Euro Tranche A loans. The Euro denominated debt has been designated as a hedge of the foreign currency
(Euro) exposure inherent in Doane's net investment in Arovit. Changes in the fair value of this Euro denominated debt due to fluctuations in the Euro to U.S. dollar exchange rate have been recognized in accumulated other comprehensive income.

         Set forth below is certain unaudited pro forma consolidated financial information of the Company for the year ended January 1, 2000 and the six months ended July 1, 2000 that has been adjusted to reflect the Company's acquisition of Arovit in the second quarter of 2000 as if such transaction occurred at January 1, 1999 (in thousands, except per share amounts):

                                                                   Six months
                                                                      ended        Year ended
                                                                     July 1,       January 1,
                                                                      2000            2000
                                                                  -------------   -------------
     Net sales                                                    $     465,574   $     954,700
     Net income                                                           2,164          22,183
     Basic and diluted net income (loss) per common share                (2,313)         14,010


         The pro forma financial data above is based on certain assumptions and estimates, and therefore does not purport to be indicative of the results that would actually have been obtained had the acquisition of Arovit been completed as of such dates or indicative of future results of operations and financial position.

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

DIPP Acquisition

         On July 30, 1999, the Company acquired a 50% interest in the business of North American Pet Products, Inc., a privately held international pet food distribution and brokerage company. The jointly owned business has operated under the name of Doane International Pet Products LLC ("DIPP") since the acquisition and is the Company's exclusive distributor of Doane manufactured products, as well as DIPP's existing product lines, in the Asian and Latin American markets. The Company's investment in DIPP is

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



being accounted for under the equity method. The purchase price was $0.8 million in cash and 40,000 shares in common stock of Doane Pet Care Enterprises, Inc., the Company's parent, valued at $0.4 million.

(4)      INVENTORIES

         A summary of inventories, net of valuation allowances, follows (in thousands):

                                                                        July 1,        January 1,
                                                                         2000            2000
                                                                      -----------     -----------
                                                                      (Unaudited)

     Raw materials                                                    $    24,716     $    15,321
     Packaging materials                                                   26,412          20,199
     Finished goods                                                        21,752          17,418
                                                                      -----------     -----------
         Total                                                        $    72,880     $    52,938
                                                                      ===========     ===========

(5)      COMMITMENTS AND CONTINGENCIES

         The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

(6)      NON-RECURRING EXPENSES

         Non-recurring expenses include (1) a realized loss of $4.2 million and $4.6 million for the second quarter and six months ended July 1, 2000, respectively, on a forward currency purchase contract to hedge our currency risk associated with the Arovit purchase; (2) a $3.0 million charge in the second quarter of 2000 for closure of certain inefficient manufacturing facilities; and
(3) a $1.4 million charge in the second quarter of 2000 for the write-off of costs for a potential acquisition that was not consummated.

         At July 1, 2000, the Company had $2.2 million accrued for plant closure costs, primarily related to lease termination costs and severance. The Company expects to pay these costs within the next year.

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company


We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of July 1, 2000, the related condensed consolidated statements of income for the three-month and six-month periods ended July 1, 2000 and July 3, 1999, the condensed consolidated statement of stockholder's equity and comprehensive income for the six-month period ended July 1, 2000 and the condensed consolidated statements of cash flows for the six-month periods ended July 1, 2000 and July 3, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Houston, Texas
July 27, 2000

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

RESULTS OF OPERATIONS

         Readers are encouraged to consider carefully the accompanying unaudited condensed consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes contained in our 1999 annual report on Form 10-K as they read the discussion below (table in thousands, except percentages):

                                                              Three months ended                          Six months ended
                                                  ----------------------------------------   --------------------------------------
                                                     July 1, 2000          July 3, 1999         July 1, 2000         July 3, 1999
                                                  ------------------     ----------------    ------------------    ----------------
Net sales                                         $  210,688   100.0 %   $180,412   100.0 %  $ 415,155   100.0 %  $384,085   100.0%
Cost of goods sold                                   166,971    79.3      133,869    74.2      314,238    75.7     285,142    74.2
                                                  ----------   -----      -------   -----    ---------   -----    --------   -----
      Gross profit                                    43,717    20.7       46,543    25.8      100,917    24.3      98,943    25.8

Operating expenses:
    Promotion and distribution                        17,208     8.2       14,969     8.3       33,913     8.2      30,800     8.0
    Selling, general and administrative               11,574     5.4        9,656     5.4       22,475     5.4      19,205     5.0
    Amortization of intangibles                        3,159     1.5        2,619     1.4        5,849     1.4       5,133     1.3
    Non-recurring expenses                             8,665     4.1          169     0.1        9,028     2.2       2,115     0.6
                                                  ----------   -----      -------   -----    ---------   -----    --------   -----
      Income from operations                           3,111     1.5       19,130    10.6       29,652     7.1      41,690    10.9

Interest expense, net                                 12,311     5.8        9,959     5.5       22,437     5.4      20,294     5.3
Other income, net                                       (321)   (0.1)        (212)   (0.1)        (821)   (0.2)       (367)   (0.1)
                                                  ----------   -----      -------   -----    ---------   -----    --------   -----
      Income (loss) before income taxes and
         cumulative effect of a change in
         accounting principle                         (8,879)   (4.2)       9,383     5.2        8,036     1.9      21,763     5.7
Income tax expense (benefit)                          (1,826)   (0.9)       3,843     2.1        5,055     1.2       8,858     2.3
                                                  ----------   -----      -------   -----    ---------   -----    --------   -----
      Income (loss) before cumulative effect of
         a change in accounting principle             (7,053)   (3.3)       5,540     3.1        2,981     0.7      12,905     3.4
Cumulative effect at adoption on
    January 1, 1999 of a change in accounting
    for derivative instruments, net of income
    tax benefit of $1,440                                  -       -            -       -            -       -      (2,263)   (0.6)
                                                  ----------   -----      -------   -----    ---------   -----    --------   -----
      Net income (loss)                               (7,053)   (3.3)%      5,540     3.1 %      2,981     0.7 %    10,642     2.8%
                                                  ==========   =====      =======   =====    =========   =====    ========   =====


THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JULY 3, 1999

         Net sales. Our net sales in the second quarter of 2000 increased 16.8% to $210.7 million from $180.4 million in the same 1999 period. This net sales growth is primarily due to the acquisition of Arovit in May 2000. Excluding the impact of this acquisition, we experienced an increase of approximately 3.1% over the comparable 1999 period.

         Gross profit. Our gross profit in the second quarter of 2000 decreased 6.1% to $43.7 million from $46.5 million in the same 1999 period primarily due to the change in the fair value of our commodity derivative instruments. As required by SFAS 133, we recognized in cost of goods sold an unfavorable fair market value adjustment associated with our commodity derivative instruments of $4.5 million in the second quarter of 2000 compared to a favorable fair market value adjustment of $0.6 million in the comparable 1999 period. In addition, our gross margin for the second quarter of 2000 was impacted by product improvements to meet competition, new business development expenses and an increase in the price of natural gas.

These factors were partially offset by a favorable impact on our gross margin resulting from the acquisition of Arovit.

         Promotion and distribution expenses. Our promotion and distribution expenses in the second quarter of 2000 increased to $17.2 million from $15.0 million in the same 1999 period primarily due to the acquisition of Arovit. As a percentage of net sales, promotion and distribution expenses remained consistent between the periods.

         Selling, general and administrative. Our selling, general and administrative expenses in the second quarter of 2000 increased to $11.6 million from $9.7 million in the same 1999 period primarily due to the acquisition of Arovit. As a percentage of net sales, selling, general and administrative expenses remained consistent between the periods.

         Amortization of intangibles. Our amortization expense for intangibles in the second quarter of 2000 increased to $3.2 million from $2.6 million in the same 1999 period primarily due to the acquisition of Arovit.

         Non-recurring expenses. Non-recurring expenses in the second quarter of 2000 include (1) a $4.2 million realized loss on a forward currency purchase contract which was put in place to hedge our currency risk associated with the Arovit purchase; (2) a $3.0 million charge for closure of certain inefficient manufacturing facilities; and (3) a $1.4 million charge for the write-off of costs for a potential acquisition that was not consummated.

         Interest expense, net. Interest expense, net, for the second quarter of 2000 increased to $12.3 million from $10.0 million in the same 1999 period primarily due to an increase in interest rates and the financing obtained for the purchase of Arovit in May 2000.

         Income tax expense. Our second quarter pre-tax loss of $8.9 million resulted in an income tax benefit of $1.8 million compared to $3.8 million of income tax expense on pre-tax income of $9.4 million in the same 1999 period. Our effective income tax rate decreased for the second quarter of 2000 primarily as the result of the loss on the forward currency purchase contract discussed above that is not deductible for income tax purposes.

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JULY 3, 1999

         Net sales. Our net sales for the six months ended July 1, 2000 increased 8.1% to $415.2 million from $384.1 million in the same 1999 period. This net sales growth is primarily due to the acquisition of Arovit in May 2000. Excluding the impact of this acquisition, we experienced an increase in net sales of approximately 1.6% over the comparable 1999 period. Our net sales and tonnage volume growth was mitigated by two industry factors: (1) our customers reduced purchases at the beginning of this year following a year-end build-up of inventory due to year 2000 concerns and (2) our mass merchandise, grocery and club customers reduced purchases to make room for a major national brand that was launched into these channels in the first quarter of 2000 following development of this brand in select specialty channels. In addition to the industry factors, our sales growth was mitigated by certain low margin sales, which we ceded towards the end of the first quarter of 1999.

         Gross profit. Our gross profit for the six months ended July 1, 2000 increased by 2.0% to $100.9 million from $98.9 million in the same 1999 period. While our gross margin was favorably impacted by the purchase of Arovit, this impact was partially offset by additional costs for product improvements to meet competition, new business development expenses and an increase in the price of natural gas.

         Promotion and distribution expenses. Our promotion and distribution expenses for the six months ended July 1, 2000 increased to $33.9 million from $30.8 million in the same 1999 period primarily due to the acquisition of Arovit. As a percentage of net sales, promotion and distribution expenses remained consistent between the periods.

         Selling, general and administrative. Our selling, general and administrative expenses for the six months ended July 1, 2000 increased to $22.5 million from $19.2 million in the same 1999 period primarily due to the acquisition of Arovit and partially due to expenses associated with our Larkshall acquisition, depreciation on hardware and software put in place during 1999 and annual salary adjustments.

         Amortization of intangibles. Our amortization expense on intangibles for the six months ended July 1, 2000 increased to $5.8 million from $5.1 million in the same 1999 period primarily due to the acquisition of Arovit.

         Non-recurring expenses. Non-recurring expenses for the six months ended July 1, 2000 include (1) a $4.6 million realized loss on a forward currency purchase contract which was put in place to hedge our currency risk associated with the Arovit purchase; (2) a $3.0 million charge for closure of certain inefficient manufacturing facilities; and (3) a $1.4 million charge for the write-off of costs for a potential acquisition that was not consummated.

         Interest expense, net. Interest expense, net, for the six months ended July 1, 2000 increased to $22.4 million from $20.3 million in the same 1999 period primarily due to an increase in interest rates.

         Income tax expense. Income tax expense for the six months ended July 1, 2000 decreased to $5.1 million from $8.9 million due to lower pre-tax income compared to the same 1999 period. Our effective income tax rate increased to 62.9% from 40.7% due to the add-back of permanent differences, primarily non-deductible amortization of goodwill, reflecting a larger percentage of pre-tax income for the 2000 period and the loss on a forward currency purchase contract discussed in non-recurring expenses above that is not deductible for income tax purposes.

         Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle in the first quarter of 1999 relates to our adoption of SFAS 133, which applies to derivative commodity purchase transactions. The loss recorded of $3.7 million in the 1999 period is presented net of income tax benefit of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and industrial development revenue bonds. We had working capital of $50.3 million at July 1, 2000. As of July 1, 2000, we had unused borrowing capacity of $89.7 million under our revolving credit agreement, which was net of $2.0 million for outstanding letters of credit.

         For the six months ended July 1, 2000, cash generated from operating activities totaled $11.7 million, down from $17.9 million in the same 1999 period. This decrease resulted primarily from lower earnings offset by a favorable change in working capital in the 2000 period compared to the 1999 period.

         The net cash used in our investing activities of $158.3 million for the six months ended July 1, 2000 was higher than the same 1999 period due to $143.7 of acquisition related payments, net of cash acquired, primarily for the Arovit acquisition.

         Net cash provided by our financing activities was approximately $143.2 million for the six months ended July 1, 2000 primarily resulting from the financing obtained for the purchase of Arovit.

         The acquisition of Arovit, in May 2000, was financed through borrowings under an amendment to our senior credit agreement. The amended credit agreement provides for $80.0 million of incremental Tranche B loans and Euro 82.0 million (approximately $73.0 million at May 10, 2000) of new Euro Tranche A loans. The final maturity of each is December 2005, and each amortizes over the five-year term with balloon payments at maturity.

         We are continually reviewing our requirements to upgrade and/or add new facilities to meet the market demands placed on us. In this process, the Company may eliminate outdated and inefficient facilities, upgrade equipment and warehouse facilities, or add new capacity either through the construction or acquisition of operating companies. We intend to finance these upgrades or acquisitions with borrowings under existing or expanded credit facilities, or the issuance of additional equity or debt securities.

         We are highly leveraged and have significant cash requirements for debt service. Our ability to borrow is limited by our senior credit facility and the limitations on the incurrence of indebtedness in the indenture governing our senior subordinated notes. We anticipate our operating cash flows, together with amounts available to us under our senior credit facility, will be sufficient to finance working capital requirements, debt service requirements and capital expenditures through fiscal 2000.

EURO

         Effective January 1, 1999, 11 of the 15 countries comprising the European Union began a transition to a single monetary unit, the "Euro," which is scheduled to be completed by July 1, 2002. We are currently considering options to ensure our operations in Europe can operate effectively after transitioning to the Euro. Our European operations may incur significant costs in conversion of their systems to the Euro. We are unable to predict whether these costs can be passed through to our European customers. These customers may also begin conducting business using the Euro prior to the completion of the conversion of our European systems. Delays in conversion could have a material adverse effect on the results of our operations in Europe. In addition, the introduction of the Euro may increase competition, as manufacturers in other European countries become able to compete more easily in our markets. We do not believe that the implementation of the Euro will have a material effect on our operations or financial condition taken as a whole.

INFLATION AND CHANGES IN PRICES

         Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increases in these costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. In the event of any increases in raw materials, packaging and natural gas costs, we may be required to increase sales prices for our products to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in the event of increased raw materials, packaging and natural gas costs or of whether any price increases implemented by us may affect the volumes of future shipments to our customers.

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

         Commodity price risk. We manage price risk created by market fluctuations by using derivative instruments for portions of our primary commodity product purchases, which are corn and soybean meal, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or through exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity.

         Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the commodity derivative instruments at July 1, 2000 would not have a material adverse effect on our financial position, results of operations or cash flows.

         Our commodity derivative instruments currently do not meet the requirements of SFAS 133 to be designated as hedges. Accordingly, all changes in the fair value of our derivative instruments for commodities are included in cost of goods sold in the statements of income for the second quarter and six months ended July 1, 2000 and July 3, 1999 in the accompanying unaudited condensed consolidated financial statements included herein. We expect to refine the strategy, process and documentation of our commodity derivative instruments and redesignate qualifying transactions as cash flow hedges in the fourth quarter of fiscal year 2000.

         Interest rate risk. We are subject to market risk exposure related to changes in interest rates. Accordingly, our net income is affected by changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would decrease our net income for the second quarter and six months ended July 1, 2000 by approximately $0.5 million and $1.0 million, respectively. In addition, such a change would result in a decrease of approximately $8.9 million in the fair value of our fixed rate debt at July 1, 2000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         We periodically use interest rate hedges (swaps) to limit our exposure to the interest rate risk associated with our floating rate debt, which was $411.1 million at July 1, 2000. Amounts received (paid) under interest rate swap agreements are recorded as reductions (additions) to interest expense. These contracts are designated as cash flow hedges. The deferred gains associated with these contracts were $1.1 million, net of tax of $0.7 million, at July 1, 2000 and have been recognized in accumulated other comprehensive income in the accompanying unaudited condensed consolidated financials statements included herein.

         Foreign currency exchange risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently have foreign operations in Western Europe. The translation adjustments during the second quarter and six months ended July 1, 2000 were gains of $3.8 million and $3.2 million, respectively, which were recognized in accumulated other comprehensive income in the accompanying unaudited condensed consolidated financial statements included herein.

         Prior to the Arovit acquisition, our normal business operations have not been exposed to significant foreign exchange risk. Arovit periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. At July 1, 2000, the Company had open positions maturing within the next 12 months with a fair value of $34.3 million. Net unrealized gains on these foreign currency contracts totaling $0.8 million, net of deferred tax of $0.4 million, have been recognized as a portion of the foreign currency translation adjustment in accumulated other comprehensive income for the second quarter and six months ended July 1, 2000.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to a Consent of Sole Stockholder, in lieu of an annual meeting, dated June 27, 2000, the following persons were elected to our Board of
Directors: George B. Kelly, Douglas J. Cahill, Peter T. Grauer, M. Walid Mansur, Bob L. Robinson, Stephen C. Sherrill and Jeffrey C. Walker. Each such director shall have a term of office expiring on the earlier of such person's resignation, removal or death or until such person's successor has been duly elected and qualified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits Index

              *10.1 Amended and Restated Credit Agreement dated as of May 8, 2000 among Doane Pet Care Company, as borrower, the Chase Manhattan Bank, as administrative agent, DLJ Capital Funding, Inc, as syndication agent, and Firstar Bank, N.A., as documentation agent, and the banks named therein

              *21.1    Schedule of Subsidiaries and Jurisdiction of
                       Incorporation

              *27.1    Financial Data Schedule

     *  Filed herewith


     (b)      Reports on Form 8-K

              A current report on Form 8-K/A dated May 10, 2000 was filed by the Company, to disclose the acquisition of A/S Arovit Petfood, to provide pro forma consolidated financial information for the Company for the year ended January 1, 2000 and the quarter ended April 1, 2000 that reflects pro forma adjustments associated with the acquisition, and to provide historical audited financial statements of Arovit on a stand-alone basis.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DOANE PET CARE COMPANY



Dated:   August 15, 2000                     By: /s/ PHILIP K. WOODLIEF
                                                 -------------------------------
                                                 Philip K. Woodlief
                                                 Vice President and
                                                   Chief Financial Officer

Dated:   August 15, 2000                     By: /s/ STEPHEN P. HAVALA
                                                 -------------------------------
                                                 Stephen P. Havala
                                                 Corporate Controller and
                                                   Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
*10.1 Amended and Restated Credit Agreement dated as of May 8, 2000 among Doane Pet Care Company, as borrower, the Chase Manhattan Bank, as administrative agent, DLJ Capital Funding, Inc, as syndication agent, and Firstar Bank, N.A., as documentation agent, and the banks named therein

*21.1    Schedule of Subsidiaries and Jurisdiction of
         Incorporation

*27.1    Financial Data Schedule