Form 10-Q
period 2000-09-30
DOANE PET CARE CO
filed 2000-11-14
CIK 1002211

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 10, 2000, registrant had outstanding 1,000 shares of common stock.


================================================================================

                                TABLE OF CONTENTS

                                     PART I. FINANCIAL INFORMATION

                                                                                                       PAGE
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
         and January 1, 2000.......................................................................     1

         Unaudited Condensed Consolidated Statements of Income for the three
         months and nine months ended September 30, 2000 and October 2, 1999.......................     2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and
         Comprehensive Income for the nine months ended September 30, 2000.........................     3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2000 and October 2, 1999..................................     4

         Notes to Unaudited Condensed Consolidated Financial Statements............................     5

         Independent Auditors' Review Report.......................................................     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................................     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................    12

                                      PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................    14

Item 6.  Exhibits and Reports on Form 8-K..........................................................    14

Signatures.........................................................................................    15

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                     SEPTEMBER 30,       JANUARY 1,
                                                                         2000               2000
                                                                     -------------      -------------
                                                                      (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                        $       6,673      $       7,194
    Accounts receivable, net                                               109,351             69,156
    Inventories, net                                                        74,101             52,938
    Deferred tax assets                                                     16,094             14,720
    Prepaid expenses and other current assets                                5,944              3,799
                                                                     -------------      -------------

        Total current assets                                               212,163            147,807

Property, plant and equipment, net                                         284,916            216,067
Goodwill and other intangibles, net                                        359,942            298,545
Other assets                                                                41,670             30,877
                                                                     -------------      -------------

        Total assets                                                 $     898,691      $     693,296
                                                                     =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt                             $      24,504      $      17,131
    Accounts payable                                                        93,581             64,512
    Accrued liabilities                                                     56,299             33,332
                                                                     -------------      -------------

        Total current liabilities                                          174,384            114,975

Long-term debt, excluding current maturities                               541,152            410,791
Other long-term liabilities                                                  7,635              8,169
Deferred tax liabilities                                                    45,822             30,450
                                                                     -------------      -------------

        Total liabilities                                                  768,993            564,385
                                                                     -------------      -------------

Senior Preferred Stock, 3,000,000 shares authorized,
    1,200,000 shares issued and outstanding                                 52,787             45,965
                                                                     -------------      -------------

Commitments and contingencies                                                   --                 --

Stockholder's equity:
    Common stock, $0.01 par value; 1,000 shares authorized,
        issued and outstanding                                                  --                 --
    Additional paid-in-capital                                             107,119            106,708
    Accumulated other comprehensive loss                                    (4,368)              (170)
    Accumulated deficit                                                    (25,840)           (23,592)
                                                                     -------------      -------------

        Total stockholder's equity                                          76,911             82,946
                                                                     -------------      -------------

        Total liabilities and stockholder's equity                   $     898,691      $     693,296
                                                                     =============      =============


    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           -------------------------------     -------------------------------
                                                           SEPTEMBER 30,       OCTOBER 2,      SEPTEMBER 30,       OCTOBER 2,
                                                               2000               1999              2000              1999
                                                           -------------     -------------     -------------     -------------

Net sales                                                  $     225,723     $     181,436     $     640,878     $     565,521
Cost of goods sold                                               173,328           141,465           487,566           426,607
                                                           -------------     -------------     -------------     -------------

      Gross profit                                                52,395            39,971           153,312           138,914

Operating expenses:
    Promotion and distribution                                    18,863            14,264            52,776            45,064
    Selling, general and administrative                           13,014            10,400            35,489            29,605
    Amortization of intangibles                                    3,379             2,619             9,228             7,752
    Non-recurring expenses                                            --               304             9,028             2,419
                                                           -------------     -------------     -------------     -------------

      Income from operations                                      17,139            12,384            46,791            54,074
Interest expense, net                                             14,441            10,040            36,878            30,334
Other income, net                                                   (225)             (168)           (1,046)             (535)
                                                           -------------     -------------     -------------     -------------

      Income before income taxes and cumulative
        effect of a change in accounting principle                 2,923             2,512            10,959            24,275
Income tax expense                                                 1,331             1,200             6,385            10,058
                                                           -------------     -------------     -------------     -------------

      Income before cumulative effect of a change
        in accounting principle                                    1,592             1,312             4,574            14,217
Cumulative effect at adoption on January 1, 1999
    of a change in accounting for derivative
    instruments, net of income tax benefit of $1,440                  --                --                --            (2,263)
                                                           -------------     -------------     -------------     -------------

      Net income                                                   1,592             1,312             4,574            11,954
Preferred stock dividends and accretion                           (2,345)           (2,074)           (6,822)           (6,035)
                                                           -------------     -------------     -------------     -------------

      Net income (loss) allocated to common shares         $        (753)    $        (762)    $      (2,248)    $       5,919
                                                           =============     =============     =============     =============

Basic and diluted net income (loss) per common share:
    Net income (loss) before cumulative effect
      of accounting change                                          (753)             (762)           (2,248)            8,182
    Cumulative effect of accounting change                            --                --                --            (2,263)
                                                           -------------     -------------     -------------     -------------

      Net income (loss) per common share                   $        (753)    $        (762)    $      (2,248)    $       5,919
                                                           =============     =============     =============     =============

Basic and diluted weighted-average common
    shares outstanding                                             1,000             1,000             1,000             1,000
                                                           =============     =============     =============     =============


    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF

                  STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          ACCUMULATED
                                                      COMMON STOCK          ADDITIONAL      OTHER
                                                ------------------------     PAID-IN     COMPREHENSIVE   ACCUMULATED
                                                  SHARES        AMOUNT       CAPITAL         LOSS          DEFICIT         TOTAL
                                                ----------    ----------    ----------   -------------   -----------    ----------

Balances at January 1, 2000                          1,000    $       --    $  106,708    $     (170)    $  (23,592)    $   82,946
   Comprehensive income:
     Net income                                         --            --            --            --          4,574          4,574
     Unrealized loss on foreign
       currency translation, net                        --            --            --        (4,088)            --         (4,088)
     Unrealized loss on cash flow
       hedges, net of deferred tax
       benefit of $101                                  --            --            --          (110)            --           (110)
                                                                                                                        ----------

            Total comprehensive income                                                                                         376
                                                                                                                        ----------

   Preferred stock dividends                            --            --            --            --         (6,014)        (6,014)
   Accretion of preferred stock                         --            --            --            --           (808)          (808)
   Capital contribution                                 --            --           411            --             --            411
                                                ----------    ----------    ----------    ----------     ----------     ----------

Balances at September 30, 2000                       1,000    $       --    $  107,119    $   (4,368)    $  (25,840)    $   76,911
                                                ==========    ==========    ==========    ==========     ==========     ==========


    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                      --------------------------------
                                                                      SEPTEMBER 30,        OCTOBER 2,
                                                                          2000                1999
                                                                      -------------      -------------

Cash flows from operating activities:
    Net income                                                        $       4,574      $      11,954
    Items not requiring (providing) cash:
      Depreciation                                                           16,843             11,928
      Amortization of intangibles                                             9,228              7,752
      Deferred tax expense                                                    5,979              9,928
      Changes in fair value of derivative instruments                        (2,008)             3,692
      Non-cash interest expense                                               1,724              1,427
      Other non-cash charges, net                                               608                169
      Equity in joint ventures                                                 (741)              (696)
      Cumulative effect of accounting change                                     --              2,263
    Changes in current assets and liabilities                                   932            (18,025)
                                                                      -------------      -------------

          Net cash provided by operating activities                          37,139             30,392
                                                                      -------------      -------------

Cash flows from investing activities:
    Capital expenditures, including interest capitalized                    (22,114)           (20,558)
    Acquisition related payments, net of cash acquired                     (143,893)              (801)
    Other, net                                                               (2,343)            (1,351)
                                                                      -------------      -------------

           Net cash used in investing activities                           (168,350)           (22,710)
                                                                      -------------      -------------

Cash flows from financing activities:
    Capital contribution                                                        411                598
    Net payments under revolving credit agreement                            (9,000)           (11,200)
    Principal payments on long-term debt                                    (16,226)           (10,600)
    Proceeds on issuance of long-term debt                                  158,619             12,851
    Payments for debt issuance costs                                         (2,501)                --
                                                                      -------------      -------------

           Net cash provided by (used in) financing activities              131,303             (8,351)
Effect of exchange rate changes on cash and
    cash equivalents                                                           (613)                19
                                                                      -------------      -------------

           Decrease in cash and cash equivalents                               (521)              (650)

Cash and cash equivalents, beginning of period                                7,194              3,349
                                                                      -------------      -------------

Cash and cash equivalents, end of period                              $       6,673      $       2,699
                                                                      =============      =============


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

         The Company's fiscal year ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the third quarters of 1999 and 2000 ending on October 2, 1999 and September 30, 2000, respectively.

(2) CHANGE IN ACCOUNTING PRINCIPLE AND RESTATEMENT OF 1999 QUARTERLY FINANCIAL DATA

         Effective January 1, 1999, the Company adopted Statement on Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") which establishes new accounting and reporting guidelines for derivatives and hedging transactions. The Company disclosed in its 1999 10-K a restatement of its financial results for the first three quarters of 1999 relating to the adoption of SFAS 133. The adjustments are the result of a change from the previous methodology for offsetting or reversing commodity derivative instrument contract fair value gains and losses recognized in cost of goods sold in future periods when actual cash settlement occurs or contract dates have passed. This change was implemented based on a year end review of the Company's policies and procedures relating to SFAS 133. The restated balances and results from operations as of and for the third quarter and nine months ended October 2, 1999, as disclosed in this quarterly report on Form 10-Q, reflect the fair value gains and losses of the Company's commodity derivative instruments in cost of goods sold immediately as required by SFAS
133. As a result, the Company recorded the cumulative effect of a change in accounting principle related to commodity derivative instruments of $2.3 million at adoption on January 1, 1999. In addition, adjustments were made for the third quarter and nine months ended October 2, 1999 to increase cost of goods sold by $4.9 million and $3.7 million, respectively.

(3)      ACQUISITIONS

Arovit Acquisition

         On May 10, 2000, the Company acquired A/S Arovit Petfood ("Arovit"), headquartered in Esbjerg, Denmark, for approximately DKK 1.2 billion ($144.4 million) and assumed indebtedness, net of cash, of approximately DKK 97.0 million.

         Arovit manufactures and sells a full range of pet food products, throughout Europe, for dogs and cats, including wet, dry and treats, primarily through private label programs. This acquisition was accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. In connection with the purchase of Arovit, the Company recorded $70.8 million of goodwill and trademarks which are being amortized over 40 years and $11.7 million of other identifiable assets which are being amortized over 5 to 30 years. Additionally, the

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Company is depreciating acquired property, plant and equipment of $69.2 million over the remaining useful lives ranging from 5 to 30 years. The Company financed this acquisition through an amendment to its existing credit facilities which included Euro 82.0 million (approximately $73.0 million at May 10, 2000) of new Euro Tranche A loans with the remainder being an incremental Tranche B loan. The Euro denominated debt has been designated as a hedge of the foreign currency
(Euro) exposure inherent in Doane's net investment in Arovit. Changes in the fair value of this Euro denominated debt due to fluctuations in the Euro to U.S. dollar exchange rate have been recognized in accumulated other comprehensive income.

         Set forth below is certain unaudited pro forma consolidated financial information of the Company for the year ended January 1, 2000 and the nine months ended September 30, 2000 that has been adjusted to reflect the Company's acquisition of Arovit as if such transaction occurred at January 1, 1999 (in thousands, except per share amounts):

                                                                               NINE MONTHS
                                                                                  ENDED           YEAR ENDED
                                                                              SEPTEMBER 30,       JANUARY 1,
                                                                                   2000               2000
                                                                              -------------      -------------

                  Net sales                                                   $     691,297      $     954,700
                  Net income                                                          2,647             22,183
                  Basic and diluted net income (loss) per common share               (4,175)            14,010

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

DIPP Acquisition

         On July 30, 1999, the Company acquired a 50% interest in Doane International Pet Products LLC ("DIPP"), a privately held international pet food distribution and brokerage company. The jointly owned business is the Company's exclusive distributor of Doane manufactured products, as well as DIPP's existing product lines, in the Asian and Latin American markets. The Company's investment in DIPP is being accounted for under the equity method. The purchase price was $0.8 million in cash and 40,000 shares in common stock of Doane Pet Care Enterprises, Inc., the Company's parent, valued at $0.4 million.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(4)      INVENTORIES

         A summary of inventories, net of valuation allowances, follows (in thousands):

                                                SEPTEMBER 30,       JANUARY 1,
                                                     2000             2000
                                                -------------     -------------
                                                 (UNAUDITED)

                  Raw materials                 $      18,045     $      15,321
                  Packaging materials                  26,394            20,199
                  Finished goods                       29,662            17,418
                                                -------------     -------------

                      Total                     $      74,101     $      52,938
                                                =============     =============

(5)      COMMITMENTS AND CONTINGENCIES

         The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

(6)      NON-RECURRING EXPENSES

         Non-recurring expenses for the nine months ended September 30, 2000 include (1) a $4.6 million loss on a forward currency purchase contract which was put in place to hedge our currency risk associated with the Arovit purchase;
(2) a $3.0 million charge for closure of certain inefficient manufacturing facilities; and (3) a $1.4 million charge for the write-off of costs for a potential acquisition that was not consummated.

         At September 30, 2000, the Company had $1.9 million accrued for plant closure costs, primarily related to lease termination costs and severance. The Company expects to pay these costs within the next 12 months.

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company


We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of September 30, 2000, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999, the condensed consolidated statement of stockholder's equity and comprehensive income for the nine-month period ended September 30, 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and October 2, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Houston, Texas
October 27, 2000

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

RESULTS OF OPERATIONS

         Our financial results in the periods covered by this quarterly report on Form 10-Q are significantly impacted by two acquisitions: (1) the acquisition of Arovit in May 2000, and (2) the acquisition of Larkshall in October 1999. Readers are encouraged to consider carefully the accompanying unaudited condensed consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes contained in our 1999 annual report on Form 10-K as they read the discussion below (in thousands, except percentages):

                                                          Three months ended                         Nine months ended
                                                ---------------------------------------   ---------------------------------------
                                                September 30, 2000     October 2, 1999    September 30, 2000    October 2, 1999
                                                ------------------   ------------------   ------------------   ------------------
Net sales                                       $225,723     100.0%  $181,436     100.0%  $640,878     100.0%  $565,521     100.0%
Cost of goods sold                               173,328      76.8    141,465      78.0    487,566      76.1    426,607      75.4
                                                --------  --------   --------  --------   --------  --------   --------  --------
       Gross profit                               52,395      23.2     39,971      22.0    153,312      23.9    138,914      24.6
Operating expenses:
    Promotion and distribution                    18,863       8.4     14,264       7.9     52,776       8.2     45,064       8.0
    Selling, general and administrative           13,014       5.8     10,400       5.7     35,489       5.5     29,605       5.2
    Amortization of intangibles                    3,379       1.4      2,619       1.4      9,228       1.5      7,752       1.4
    Non-recurring expenses                            --        --        304       0.2      9,028       1.4      2,419       0.4
                                                --------  --------   --------  --------   --------  --------   --------  --------
       Income from operations                     17,139       7.6     12,384       6.8     46,791       7.3     54,074       9.6
Interest expense, net                             14,441       6.4     10,040       5.5     36,878       5.8     30,334       5.4
Other income, net                                   (225)     (0.1)      (168)     (0.1)    (1,046)     (0.2)      (535)     (0.1)
                                                --------  --------   --------  --------   --------  --------   --------  --------
       Income before income taxes and
         cumulative effect of a change in
         accounting principle                      2,923       1.3      2,512       1.4     10,959       1.7     24,275       4.3
Income tax expense                                 1,331       0.6      1,200       0.7      6,385       1.0     10,058       1.8
                                                --------  --------   --------  --------   --------  --------   --------  --------
       Income before cumulative effect of
         a change in accounting principle          1,592       0.7      1,312       0.7      4,574       0.7     14,217       2.5
Cumulative effect at adoption on
    January 1, 1999 of a change in accounting
    for derivative instruments, net of income
    tax benefit of $1,440                             --        --         --        --         --        --     (2,263)     (0.4)
                                                --------  --------   --------  --------   --------  --------   --------  --------
       Net income                                  1,592       0.7%     1,312       0.7%     4,574       0.7%    11,954       2.1%
                                                ========  ========   ========  ========   ========  ========   ========  ========


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 1999

         Net sales. Our net sales in the third quarter of 2000 increased 24.4% to $225.7 million from $181.4 million in the same 1999 period. This net sales growth is primarily due to the acquisition of Arovit in May 2000, as well as the acquisition of Larkshall in October 1999. Excluding the impact of these acquisitions, we experienced an increase in net sales of approximately 3.6% over the comparable 1999 period.

         Gross profit. Our gross profit in the third quarter of 2000 increased 31.1% to $52.4 million from $40.0 million in the same 1999 period primarily due to the acquisitions of Arovit and Larkshall. In addition, our gross margin has become more volatile as a result of SFAS 133 fair value accounting for our commodity derivative instruments. Such accounting has resulted in a $2.1 million reduction to our cost of goods sold in the third quarter of 2000 compared to a $4.9 million increase in the third quarter of 1999.

These factors were partially offset by expenditures for product improvements to meet competition, new business development expenses and an increase in the price of natural gas.

         Promotion and distribution. Our promotion and distribution expenses in the third quarter of 2000 increased to $18.9 million from $14.3 million in the same 1999 period primarily due to the acquisition of Arovit.

         Selling, general and administrative. Our selling, general and administrative expenses in the third quarter of 2000 increased to $13.0 million from $10.4 million in the same 1999 period due to the acquisitions of Arovit and Larkshall, partially offset by lower expenses associated with management of corporate overhead.

         Amortization of intangibles. Our amortization expense for intangibles in the third quarter of 2000 increased to $3.4 million from $2.6 million in the same 1999 period primarily due to the acquisition of Arovit.

         Interest expense, net. Interest expense, net, for the third quarter of 2000 increased to $14.4 million from $10.0 million in the same 1999 period primarily due to the financing obtained for the purchase of Arovit in May 2000 as well as an increase in interest rates.

         Income tax expense. Income tax expense for the third quarter of 2000 increased due to higher pre-tax income compared to the same 1999 period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 2,
1999

         Net sales. Our net sales for the nine months ended September 30, 2000 increased 13.3% to $640.9 million from $565.5 million in the same 1999 period. This net sales growth is primarily due to the acquisition of Arovit in May 2000 as well as Larkshall in October 1999. Excluding the impact of these acquisitions, we experienced an increase in net sales of approximately 2.3% over the comparable 1999 period. Our net sales and tonnage volume growth in the first nine months of 2000 was mitigated by two industry factors: (1) our customers reduced purchases at the beginning of this year following a year-end build-up of inventory due to year 2000 concerns and (2) competitive pressures including the launch in the first quarter of 2000 of a major national brand into mass merchandise, grocery and club retailers which was previously sold only through select specialty channels.

         Gross profit. Our gross profit for the nine months ended September 30, 2000 increased by 10.4% to $153.3 million from $138.9 million in the same 1999 period. Our gross margin was favorably impacted by the acquisitions of Arovit and Larkshall. In addition, our gross margin has become more volatile as a result of SFAS 133 fair value accounting for our commodity derivative instruments. Such accounting has resulted in a $3.2 million reduction to our cost of goods sold in the nine months ended September 30, 2000 compared to a $3.7 million increase in the same 1999 period. The impact of these favorable items on our gross margin was partially offset by expenditures for product improvements to meet competition, new business development expenses and an increase in the price of natural gas.

         Promotion and distribution. Our promotion and distribution expenses for the nine months ended September 30, 2000 increased to $52.8 million from $45.1 million in the same 1999 period primarily due to the acquisition of Arovit.

         Selling, general and administrative. Our selling, general and administrative expenses for the nine months ended September 30, 2000 increased to $35.5 million from $29.6 million in the same 1999 period primarily due to the acquisitions of Arovit and Larkshall, partially offset by lower expenses associated with management of corporate overhead.

         Amortization of intangibles. Our amortization expense for intangibles in the nine months ended September 30, 2000 increased to $9.2 million from $7.8 million in the same 1999 period primarily due to the acquisition of Arovit.

         Non-recurring expenses. Non-recurring expenses for the nine months ended September 30, 2000 include (1) a $4.6 million loss on a forward currency purchase contract which was put in place to hedge our currency risk associated with the Arovit purchase; (2) a $3.0 million charge for closure of certain inefficient manufacturing facilities; and (3) a $1.4 million charge for the write-off of costs for a potential acquisition that was not consummated.

         Interest expense, net. Interest expense, net, for the nine months ended September 30, 2000 increased to $36.9 million from $30.3 million in the same 1999 period primarily due to the financing obtained for the purchase of Arovit in May 2000 as well as an increase in interest rates.

         Income tax expense. Income tax expense for the nine months ended September 30, 2000 decreased to $6.4 million from $10.1 million due to lower pre-tax income compared to the same 1999 period. Our effective income tax rate increased to 58.3% for the 2000 period from 41.4% in the 1999 period due to (1) the add-back of permanent differences, primarily non-deductible amortization of goodwill, reflecting a larger percentage of pre-tax income for the 2000 period; and (2) the loss on a forward currency purchase contract discussed in non-recurring expenses above that is not deductible for income tax purposes.

         Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle in the 1999 period relates to our adoption on January 1, 1999 of SFAS 133, which applies to derivative commodity purchase transactions. The loss recorded of $3.7 million in the 1999 period is presented net of income tax benefit of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and industrial development revenue bonds. We had working capital of $37.8 million at September 30, 2000. As of September 30, 2000, we had unused borrowing capacity of $96.2 million under our revolving credit agreement, which was net of $2.8 million for outstanding letters of credit.

         For the nine months ended September 30, 2000, cash generated from operating activities totaled $37.1 million, up from $30.4 million in the same 1999 period. This improvement is due to favorable management of working capital partially offset by lower earnings in the 2000 period compared to the 1999 period.

         The net cash used in our investing activities of $168.4 million for the nine months ended September 30, 2000 was higher than the comparable 1999 period activity of $22.7 million primarily due to $144.4 million of acquisition related payments, net of cash acquired, for the Arovit acquisition.

         Net cash provided by our financing activities was approximately $131.3 million for the nine months ended September 30, 2000 primarily resulting from the financing obtained for the purchase of Arovit.

         The acquisition of Arovit in May 2000, was financed through borrowings under an amendment to our senior credit agreement. The amended credit agreement provides for $80.0 million of incremental Tranche B loans and Euro 82.0 million (approximately $73.0 million at May 10, 2000) of new Euro Tranche A loans. The final maturity of each is December 2005, and each amortizes over the five-year term with balloon payments at maturity.

         We are continually reviewing our requirements to upgrade and / or add new facilities to meet the market demands placed on us. In this process, the Company may eliminate outdated and inefficient facilities, upgrade equipment and warehouse facilities, or add new capacity either through the construction or acquisition of operating companies. We intend to finance these upgrades or acquisitions with borrowings under existing or expanded credit facilities, or the issuance of additional equity or debt securities.

         We are highly leveraged and have significant cash requirements for debt service. Our ability to borrow is limited by our senior credit facility and the limitations on the incurrence of indebtedness in the indenture governing our senior subordinated notes.

EURO

         Effective January 1, 1999, 11 of the 15 countries comprising the European Union began a transition to a single monetary unit, the "Euro," which is scheduled to be completed by July 1, 2002. We are currently considering options to ensure our operations in Europe can operate effectively after transitioning to the Euro. Our European operations may incur significant costs in conversion of their systems to the Euro. We are unable to predict whether these costs can be passed through to our European customers. These customers may also begin conducting business using the Euro prior to the completion of the conversion of our European systems. Delays in conversion could have a material adverse effect on the results of our operations in Europe. In addition, the introduction of the Euro may increase competition as manufacturers in other European countries become able to compete more easily in our markets. We do not believe the implementation of the Euro will have a material effect on our operations or financial condition taken as a whole.

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

         Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the Company's commodity derivative instruments at September 30, 2000 would not have a material adverse effect on our financial position, results of operations or cash flows.

         All changes in the fair value of our derivative instruments for commodities are included in cost of goods sold in the statements of income for the third quarter and nine months ended September 30, 2000 and October 2, 1999 in the accompanying unaudited condensed consolidated financial statements included herein.

         Interest rate risk. We are subject to market risk exposure related to changes in interest rates. Accordingly, our net income is affected by changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would decrease our net income for the third quarter and nine months ended September 30, 2000 by approximately $0.5 million and $1.5 million, respectively. In addition, such a change would result in a decrease of approximately $8.9 million in the fair value of our fixed rate debt at September 30, 2000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         We periodically use interest rate hedges (swaps) to limit our exposure to the interest rate risk associated with our floating rate debt, which was $392.2 million at September 30, 2000. Amounts received (paid) under interest rate swap agreements are recorded as reductions (additions) to interest expense. These contracts are designated as cash flow hedges. The deferred gains associated with these contracts were $0.7 million, net of deferred tax expense of $0.5 million, at September 30, 2000 and have been recognized in accumulated other comprehensive income in the accompanying unaudited condensed consolidated financials statements included herein.

         Foreign currency exchange risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently have foreign operations in Western Europe. The translation adjustments during the third quarter and nine months ended September 30, 2000 were losses of $7.2 million and $4.1 million, respectively, which were recognized in accumulated other comprehensive income in the accompanying unaudited condensed consolidated financial statements included herein.

         Prior to the Arovit acquisition, our normal business operations have not been exposed to significant foreign exchange risk. Arovit periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. At September 30, 2000, the Company had open positions maturing within the next 12 months with a fair value of $39.5 million. The deferred gains on these foreign currency contracts totaling $0.2 million, net of deferred tax expense of $0.1 million, at September 30, 2000 have been recognized in accumulated other comprehensive income in the accompanying unaudited condensed consolidated financials statements included herein.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits Index

                  *27.1    Financial Data Schedule

         * Filed herewith

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DOANE PET CARE COMPANY



Dated:   November 10, 2000              By: /s/ PHILIP K. WOODLIEF
                                            ----------------------
                                            Philip K. Woodlief
                                            Vice President and
                                              Chief Financial Officer

Dated:   November 10, 2000              By: /s/ STEPHEN P. HAVALA
                                            ---------------------
                                            Stephen P. Havala
                                            Corporate Controller and
                                              Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 27.1        Financial Data Schedule