Form 10-K405
period 2000-12-30
DOANE PET CARE CO
filed 2001-03-30
CIK 1002211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 29, 2001, registrant had outstanding 1,000 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submissions of Matters to a Vote of Security Holders........   14

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   22
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   23

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant..........   24
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   29
Item 13.  Certain Relationships and Related Transactions..............   31

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   32
Signatures............................................................   35
Financial Information........................................  Appendix F-1

                                     PART I

ITEM 1 -- BUSINESS

THE COMPANY

     Doane Pet Care Enterprises, Inc., our parent corporation, was formed in 1995 by a group of investors led by Summit Capital, Inc. ("SCI"), DLJ Merchant Banking Partners, L.P. ("DLJMB"), J.P. Morgan Partners (BHCA), L.P. ("JPMP"), formerly known as Chase Manhattan Investment Holdings, Inc., and certain members of existing management to acquire Doane Pet Care Company ("Doane"), formerly known as Doane Products Company. Our parent has no other material assets or activities other than the ownership of our common stock. From 1998 through 2000, we expanded our pet food business through the following acquisitions:

     Ipes Acquisition. In April 1998, we acquired Ipes Iberica, S.A. ("Ipes") for $26.2 million, net of cash purchased of $1.9 million, and the assumption of indebtedness of $1.9 million. Ipes is a private label dry pet food manufacturer located in Spain.

     Windy Hill Acquisition. In August 1998, our parent acquired Windy Hill Pet Food Holdings, Inc. ("Holdings") for approximately 6.4 million shares of its common stock and the assumption of $183.5 million of indebtedness. Windy Hill Pet Food Company, Inc. ("Windy Hill"), a wholly owned subsidiary of Holdings, was merged with us in November 1998 in connection with the Refinancing Transactions. See "Financing Transactions -- Windy Hill." This acquisition was accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed.

     Windy Hill was a manufacturer of dry pet food products headquartered in Tennessee. Windy Hill was formed in February 1995 to acquire substantially all of the assets and liabilities of the pet food division of Martha White Foods, Inc. for $21.0 million. Windy Hill made several acquisitions prior to its merger with us. In April 1996, Windy Hill acquired the assets and liabilities associated with certain pet food product lines of Heinz Inc. for a purchase price of $52.5 million. In May 1997, Windy Hill acquired Hubbard Milling Company for a purchase price of $81.1 million, net of $50.0 million proceeds on the disposition of the animal feed division. In February 1998, Windy Hill acquired all of the assets of the AGP pet food division of Consolidated Nutrition, L.C. for a purchase price of approximately $12.4 million. In April 1998, Windy Hill acquired certain pet food assets and certain liabilities associated with the NuPet Division of Nulaid Foods, Inc. for a purchase price of approximately $3.1 million. In June 1998, Windy Hill acquired Deep Run Packing Company, Inc., a manufacturer of wet (canned) pet food, for a purchase price of approximately $16.4 million.

     DIPP Acquisition. In July 1999, we acquired a 50% interest in the business of North American Pet Products, Inc., a privately held international pet food distribution and brokerage company. The purchase price was $0.8 million in cash and 40,000 shares of our parent's common stock. The jointly owned business has operated under the name Doane International Pet Products LLC ("DIPP") since the acquisition and will be our exclusive distributor of Doane manufactured products, as well as DIPP's existing product lines, in the Asian and Latin American markets. Our investment in DIPP is being accounted for under the equity method.

     Larkshall Acquisition. In October 1999, we acquired all of the assets of the Larkshall Extrusions ("Larkshall") division of Buxted Chicken Limited for $5.0 million in cash. Larkshall is a manufacturer of a complete range of dry pet food located in the United Kingdom. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired.

     Arovit Acquisition. In May 2000, we acquired A/S Arovit Petfood ("Arovit") headquartered in Esbjerg, Denmark for approximately DKK 1.2 billion (U.S. $144.4 million) and assumed indebtedness, net of cash, of approximately DKK 97.0 million (U.S. $11.8 million). Arovit manufactures and sells throughout Europe a full range of pet food products for dogs and cats, including wet, dry and treats, primarily through private label programs. This acquisition was accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed.

FINANCING TRANSACTIONS

     Windy Hill. In connection with the Windy Hill acquisition, we refinanced our capital structure in November 1998 as follows (collectively the "Refinancing Transactions"):

     - We completed a cash tender offer for approximately $97.0 million principal amount of our 10 5/8% Senior Notes due 2006;

     - Windy Hill completed a cash tender offer for $46.0 million principal amount of its 9 3/4% Senior Subordinated Notes due 2007, which tender offer was required by a change of control provision in the indenture governing such Notes;

     - We completed an exchange offer of $150.0 million principal amount of our 9 3/4% Senior Subordinated Notes due 2007 for the remaining approximately $63.0 million principal amount of our 10 5/8% Senior Notes due 2006 and the remaining approximately $74.0 million principal amount of Windy Hill's 9 3/4% Senior Subordinated Notes due 2007; and

     - We entered into a new senior credit facility with a syndicate of financial institutions providing for total commitments of $345.0 million. We borrowed $292.0 million under the senior credit facility to fund the cash requirements of the Refinancing Transactions, repay borrowings under and retire our previous credit facilities, repay other debt and repay bridge financing costs incurred in connection with the tender offer for Windy Hill's 9 3/4% Senior Subordinated Notes due 2007.

     Arovit. In connection with the Arovit acquisition in May 2000, we amended and restated our senior credit facility to provide for total commitments of $410.4 million, consisting of a $310.4 million term loan facility, a Euro 82.0 million term loan facility and a $100 million revolving credit facility (the "Revolving Credit Facility"). We borrowed $80.0 million and Euro 82.0 million ($73.7 million) to fund the acquisition of Arovit and the payment of related transaction fees and expenses.

     Sponsor Facility. In March 2001, we entered into a Loan and Warrant Agreement (the "Sponsor Facility") with certain shareholders of our parent who are parties to our Investors' Agreement (see Item 13 -- "Certain Relationships and Related Transactions -- Investors' Agreement") and certain executive officers to borrow at least $25.0 million. We borrowed $20.1 million under the Sponsor Facility at closing on March 29, 2001 and will borrow an additional $4.9 million in April 2001. Up to an additional $4.7 million may be borrowed by May 15, 2001 under certain circumstances defined by the Sponsor Facility. In connection with the Sponsor Facility, we amended our senior credit facility to provide for the payment of all amounts that have been borrowed or may be borrowed by us under the Sponsor Facility to reduce outstanding borrowings under the Revolving Credit Facility and to permanently reduce the availability of our Revolving Credit Facility from $100.0 million to $75.0 million. See Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

GENERAL

     We are a leading manufacturer of dry pet food in the United States and the largest global provider of private label pet food. We manufacture products for store brands owned by retail customers, also known as private labels, manufacture products under contract for national branded pet food companies and produce and sell products under regional brands owned by us.

     We manufacture for our customers a full range of pet food products for both dogs and cats, including dry, wet, semi-moist, soft dry, soft treats and biscuits. We provide products that meet customers' specifications across all retail channels and price points, from super premium to value products. Accordingly, we manufacture store brands for approximately 400 customers globally. In the United States, we sell to the top 20 pet food retailers, including the three largest U.S. mass merchandisers, the five largest U.S. grocery chains and the two largest U.S. pet specialty retailers. Internationally, we sell to 11 of the top 15 retailers in Europe, three of the largest Japanese home centers, and four of the five major grocery chains in Japan. We also manufacture dry pet food, biscuits and treats for five of the six largest national branded pet food companies in the United States through co-manufacturing arrangements under which we produce, package and ship a portion of their products. See Note 20 to our accompanying audited consolidated financial statements included herein for financial information about geographic areas.

     We operate the most extensive manufacturing and distribution network in the industry, providing us with certain operational, cost and competitive advantages. We manufacture and distribute our products through 36 combined manufacturing and distribution facilities and three product distribution centers in the United States and Europe. The broad number of strategically located facilities helps reduce our distribution expenses, which represents a meaningful portion of the delivered cost of pet food due to its bulk and weight relative to its selling price. We believe our broad distribution network also provides a competitive advantage in that it can reduce our customers' expenses by enabling them to bypass their own distribution centers and by having us deliver products directly to their stores.

     We believe our sales growth is primarily due to an increase in consumer acceptance of store brands versus national brands. In addition, we have been the primary supplier of store brand pet food to WalMart Stores, Inc. since 1970 and its Sam's Club division since 1990 (collectively "Wal*Mart"). We manufacture and distribute, under a direct delivery program, a variety of products for Wal*Mart, including its store brand, Ol' Roy, which is the largest selling brand of dry pet food in the United States by volume. Net sales to Wal*Mart accounted for approximately 44% of our net sales in fiscal 1999 and 41% of our net sales in fiscal 2000.

PRODUCTS AND SERVICES

     We provide our customers with comprehensive pet food category management services designed to expand each customer's pet food product lines and to improve the category's profitability. Category management services include:

     - product development and testing;

     - packaging design services; and

     - assistance in formulating pricing and marketing strategies in connection with our customers' store brand programs.

     Our store brand program involves the formulation and supply of a wide variety of high quality pet food products, including dry, wet, semi-moist, soft dry, soft treats and dog biscuits, that are comparable in quality to, but lower in cost than, competing branded pet food products. For our national branded customers, we manufacture dry pet food, treats and dog biscuits that meet those customers' specifications and quality standards. Our regional brands are generally economy priced and marketed by our customers as a complement to their store brands, regional brands and certain co-manufacturing national brands.

     In the United States, we manufacture dry pet food under approximately 360 store brands, including Canine Club, Retriever, Dura Life, NutraCare, Hy Vee, Ol' Roy, Exceed, Maxximum Nutrition, Remarkable, Pathmark, Pet Club, PMI-Nutrition and Special Kitty. Our regional brands, which include Kozy Kitten(R), Country Prime(R), TrailBlazer(R), and Tuffy's(R), allow our customers to broaden their product offerings. We also have Bonkers(R) and Pet Lovers(TM) branded treats available for our retailers. In Europe, we manufacture pet food under approximately 30 store brands.

     In addition to our manufactured pet food products, we sell products manufactured by third parties and maintain an in-house engineering services group. A description of each of our product lines and the services provided by our engineering services group is set forth below:

     Dry Pet Food. We are a leading manufacturer of dry pet food in the United States. We produce, market and distribute a wide selection of high quality dry pet food products, predominately for dogs and cats. The dog food product line includes high protein, chunk style, premium blended, puppy food, gravy style products and super premium meat inclusion technology.

     Biscuits and Treats. We are the largest manufacturer of dog biscuits in the United States and a leading supplier of soft treats. Biscuits undergo a different manufacturing process from dry pet food that primarily involves baking rather than the use of extruders.

     Wet, Semi-Moist and Soft Dry. These products are distinguishable from dry pet food based on their higher moisture levels, the manufacturing technology used to process such products and their higher packaging costs.

     Non-Manufactured Products. We sell certain non-manufactured products including cat litter and pet treats that are produced by third parties. These items are received into our manufacturing facilities and warehouses and are aggregated with our manufactured products into truckload quantities for combined shipment to certain customers. We provide this service to our customers as a part of a direct delivery program and receive a handling fee from them for this service.

     Engineering Services Group. Our engineering services group designs and builds extruders, conveyors, dryers and other parts and equipment, including replacement parts, for our pet food manufacturing facilities and for third parties. The engineering services group has repair staff who are available to service and repair machinery and equipment at our production facilities, giving us the ability to make timely repairs and minimize downtime. Our in-house engineers generally design and supervise plant construction, thereby reducing plant construction costs and ensuring consistency in manufacturing processes and quality control. We believe our engineering services group provides us with services at a lower cost and more efficiently than we can obtain from third parties.

SEASONALITY OF PET FOOD

     Our sales are moderately seasonal. We normally experience an increase in net sales during the first and fourth quarters of each year, which is typical in the pet food industry. The seasonality of the pet food business is generally attributable to cooler weather, which results in increased dog food consumption.

SALES AND DISTRIBUTION

     Our direct sales force seeks new customers and works directly with mass merchandisers, membership clubs, farm and feed stores, specialty pet stores and grocery chains. We also use independent food brokers. We generate new business through the expansion of our product lines and the development of new marketing programs to existing customers.

     Most of our products are distributed utilizing our customers' transportation networks. Several of our largest customers utilize us as a just-in-time supplier and maintain trailers at our manufacturing and distribution facilities. Our ability to ship directly to a portion of our customers is a key consideration in deciding the location of our manufacturing and distribution facilities and we believe is a significant competitive advantage. Our customers' trailers can be loaded for shipment either directly to individual stores or to their own distribution centers. Those customers that require us to ship products directly from our manufacturing facilities to their retail outlets are able to reduce their inventory, freight and handling costs by avoiding shipment to their own distribution centers. Those customers that use their own transportation fleet are able to utilize their trucks that would otherwise be empty to backhaul a load of pet food on return to their distribution center or directly to another store.

     For customers that do not utilize their own transportation fleet, we provide transportation on a contract basis through common carriers or those customers can arrange their own transportation. We do not own or operate any transportation equipment.

     We provide vendor managed inventory fulfillment services for both direct store and warehouse deliveries. We communicate on-line with our customers' inventory management systems, evaluate their inventory levels and place orders on their behalf to meet their just-in-time inventory requirements while maintaining their optimum inventory levels. Again, we believe a significant competitive advantage exists for our customers, which includes shorter lead-time requirements, higher inventory turns and reduced out-of-stock positions.

CUSTOMERS

     We manufacture store brands for approximately 400 customers in the United States and Europe. Store brand customers include mass merchandisers, such as Wal*Mart and Costco, specialty pet stores, such as PetsMart, and grocery store chains, such as Safeway, Food Lion, Kroger, Publix, Albertson's, Royal Ahold and Lucky's. In addition, we manufacture products for farm and feed stores, including Tractor Supply and Purina Mills, and five of the six leading national branded pet food companies.

     In fiscal 2000, net sales to Wal*Mart accounted for approximately 41% of our net sales. We have been the primary supplier of private label dry pet food products to WalMart Stores, Inc. since 1970 and to its Sam's Club division since 1990. We utilize a computerized order and distribution system to ship products directly to substantially all domestic Wal*Mart stores, a majority of which are located within 250 miles of one of our facilities. We also offer direct delivery programs and electronic data interchange systems to other customers who see these services as beneficial.

COMPETITION

     The pet food industry is highly competitive. The companies that produce and market the major national branded pet foods are national or international conglomerates that are substantially larger than us and possess significantly greater financial and marketing resources than us. Store brand pet food products manufactured by us and sold by our customers compete for shelf space with national branded pet food products on the basis of quality and price. In addition, certain national branded manufacturers also manufacture store brands. National branded products compete principally through advertising to create brand awareness and loyalty. We experience some price competition from national branded products. Significant price competition from national branded products or considerably increased store brand presence by the national branded manufacturers could adversely affect our operating results and cash flows. We also compete with regional branded manufacturers and other store brand manufacturers.

     We believe we differentiate our company from the national branded pet food manufacturers by offering comparable products at lower prices, which provides retailers with the opportunity to increase pet food category profitability. In addition, we believe we differentiate our company from other store brand pet food manufacturers by offering higher quality products, national production and distribution capabilities and a reputation for increasing customers' store brand pet food sales.

RAW MATERIALS AND PACKAGING

     The principal raw materials required for our manufacturing operations, which we purchase from large national commodity companies and local grain cooperatives, are bulk commodity grains and foodstocks, including corn, soybean meal, wheat middlings, poultry, meat and bone meal, and corn gluten meal. We generally purchase raw materials one to three months in advance. We purchase the raw material requirements of each of our manufacturing facilities locally due to the high freight costs of transporting bulk commodity products. As a result, raw material costs may vary substantially among manufacturing facilities due to local supply and demand and varying freight costs. While we do not maintain long-term contracts with any of our suppliers, we believe alternative suppliers are readily available. Our international operations purchase similar raw materials for the manufacturing of their dry food. Manufacturing of our wet food, primarily in Europe, requires pork, beef and poultry products.

     We manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn and soybean meal purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. We settle positions either by financial settlement with the exchanges or by exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. See Item 7A -- "Quantitative and Qualitative Disclosures about Market Risk."

     Packaging is a significant component of our material costs. We have five main suppliers of packaging and believe that additional packaging suppliers are readily available. Approximately 60% of our packaging requirements are covered by long-term contracts with maturities through 2003.

     We generally price our pet food products based on the costs of raw materials, packaging and certain other costs plus a conversion charge, which includes a profit factor. We periodically adjust our prices based on fluctuations in raw material and packaging costs. There can be no assurance that future selling price increases will be obtainable with our customers in the event of increased raw material costs. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Inflation and Changes in Prices."

RESEARCH AND DEVELOPMENT

     We continuously develop new products. Our research and development department consists of a full-time staff of chemists and nutritionists, a central laboratory used for research and development and laboratories at each of our production facilities used for quality control. Our research and development department formulates new mixes, comprised of raw materials and vitamins and minerals, and tests the nutritional content of new products. We also use independent commercial kennels and catteries for comparison taste tests with national branded products to ensure digestibility and palatability as well as to substantiate the nutritional content of new products.

     Quality control is an integral part of our research and development. We maintain a program for testing raw materials to ensure nutritional adequacy and to screen for the presence of bacteria and other harmful substances. We continuously test pet food production at each of our plants by analyzing the finished pet food product against formulas and regulatory requirements. Packaging is inspected to ensure print quality, proper dimensions and compliance with labeling regulations.

ENVIRONMENTAL AND SAFETY MATTERS

     We are subject to a broad range of federal, state, local and foreign environmental laws and regulations, including those governing discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes and the remediation of contamination arising from spills and releases. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, permit revocation and modification, as well as, in certain instances, the issuance of injunctions. We have not been subject to any material environmental liabilities, and compliance of our business and operations with environmental laws and regulations has not had a material adverse effect on our capital expenditures, earnings, or competitive position. Environmental laws and regulations have changed substantially over the years and we believe the trend of more expansive and stricter environmental laws and regulations will continue. While we believe we are in substantial compliance with applicable environmental, safety and public health laws, there can be no assurance that additional costs for compliance will not be incurred in the future or such costs will not be material.

     Our U.S. operations involve the use of aboveground and underground storage tanks. Under applicable laws and regulations, we are responsible for the proper use, maintenance and abandonment of regulated storage tanks that we own or operate and for remediation of subsurface soils and groundwater impacted by releases from such existing or abandoned aboveground or underground storage tanks.

     Our U.S. operations are also subject to laws and regulations governing remediation, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA or the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered statutorily responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility where a hazardous substance release occurred and companies that disposed or arranged for the disposal of hazardous substances. Persons who are or were responsible for the releases of hazardous substances under CERCLA may be subject to joint, several and retroactive liability for the costs of environmental response measures, and natural resource damages, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We also generate wastes that are subject to the federal Resource Conservation and Recovery Act, also known as RCRA, and comparable state statutes. The U.S. Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes and any future changes to such methods that are more rigorous or restrictive can increase the operating and disposal requirements incurred by us as well as by the industry in general. In the past, nearby industries have suffered releases of hazardous substances to the environment that are the subject of CERCLA investigations. It is possible that these neighboring environmental activities may have impacted some of our properties. We have not been advised, nor do we expect to be advised, by any environmental agency that we are considered a potentially responsible party for the neighboring environmental conditions, and we have no reason to believe that such conditions would have a material adverse effect on our company.

     We currently own or lease, and in connection with our acquisition program, will in the future own or lease properties that, in some instances, have been used for pet food manufacturing or feed mill operations for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, in some locations environmentally sensitive materials were spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for disposal. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials or similar wastes were not under our control. These properties and the waste materials spilled, released or otherwise found thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we can be required to remove or remediate previously spilled or released waste materials (including such materials spilled or released by prior owners or operators) or property contamination (including groundwater contamination caused by prior owners or operators), or to perform monitoring or remedial activities to prevent future contamination (including releases from underground storage tanks or aboveground bulk petroleum storage facilities).

     Our U.S. operations are also subject to the federal Clean Water Act and analogous state laws relating to the discharge of pollutants to state and federal waters. These laws also regulate the discharge of stormwater in process areas. Local sewerage authorities have established regulations governing connections to and discharges into their sewer systems and treatment plants. Pursuant to these laws and regulations, we are required to obtain permits at a number of our facilities for the discharge of our wastewater and stormwater. From time to time, we are required to make capital improvements at certain of our facilities to assure compliance with regulatory and permit conditions relating to our wastewaters discharged offsite. Failure to comply with these laws, regulations and permit conditions may result in the imposition of administrative, civil and criminal penalties. We believe that our operations are in substantial compliance with the Clean Water Act and analogous state and local requirements, and that the installation of any wastewater discharge capital improvements will not have a material adverse affect on our operations or financial position.

     Our U.S. operations are subject to the federal, state and local requirements pertaining to air emissions. We have been required from time to time to install air emission control or odor control devices to satisfy applicable air requirements. It is possible that in the future, additional air emission or odor control devices may be required to be installed at facilities of ours as deemed necessary to satisfy existing or future requirements.

     The manufacturing and marketing of our products in the U.S. are subject to regulation by federal regulatory agencies, including the Occupational Safety and Health Administration, the Food and Drug Administration and the U.S. Department of Agriculture, and by various state and local authorities. The Food and Drug Administration also regulates the labeling of our products. Substantial administrative, civil and criminal penalties may be imposed for violations of Occupational Safety and Health Administration, Food and Drug Administration and Department of Agriculture regulations, and violations may be restrained through injunction proceedings. We procure and maintain the necessary permits and licenses to operate our U.S. facilities and consider our company to be in material compliance with applicable Occupational Safety and Health Administration, Food and Drug Administration and Department of Agriculture requirements.

     Our manufacturing, distributing and other operations outside of the U.S. are potentially subject to similar foreign governmental controls and restrictions pertaining to the environment, safety, and public health. In addition, the European Union is taking a much stronger role in the regulation of raw materials for, and labeling of, pet food. The European Commissioner of Food, which is the controlling body of the European Union, is overseeing this movement towards heightened regulation of pet food.

     We believe our U.S. and foreign operations are in material compliance with applicable current environmental, safety and public health laws and regulations; nevertheless, we cannot assure you that those laws and regulations will not change in the future or that we will not incur significant costs in the future to comply with those laws and regulations or in connection with the effect of these matters on our business.

TRADEMARKS

     Certain of our brands are protected by trademark registrations in the United States and in certain foreign markets. We believe our registered trademarks are adequate to protect such brand names.

EMPLOYEES

     As of February 15, 2001, we had approximately 3,385 employees in the United States and Europe, comprised of approximately 609 management and administrative personnel and approximately 2,776 manufacturing personnel. Of this number, 413 employees are represented by labor unions at four of our plants. The collective bargaining agreement with respect to the Birmingham, Alabama plant covers 88 employees and expires on January 22, 2005. The collective bargaining agreement with the Joplin, Missouri plant covers 230 employees and expires on January 31, 2003. The collective bargaining agreement with the Muscatine, Iowa plant covers 47 employees and expires on December 4, 2003. Additionally, the employees at our Hillburn, New York plant recently voted to certify a labor union as its exclusive collective bargaining representative. We are currently negotiating a collective bargaining agreement with this union. As of February 15, 2001, we had 48 employees at the Hillburn plant that would be covered by any such agreement. We consider relations with our employees to be satisfactory.

FORWARD-LOOKING STATEMENTS

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

     - are based on certain assumptions and analyses that we have made and we believe are reasonable; and

     - are based on various risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by us from time to time, changes in laws or regulations and other factors, many of which are beyond our control.

     Any of these factors, or any combination of these factors, could materially affect our future results of operations and whether our forward-looking statements ultimately prove to be accurate. Additional important factors that could cause our actual results to differ materially from our expectations are disclosed below. See "Risk Factors." These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements.

RISK FACTORS

  Leverage could materially affect our operations.

     At December 30, 2000, we had approximately $573.2 million in aggregate principal amount of outstanding indebtedness, excluding trade payables and other accrued liabilities. Subject to the restrictions in our senior credit facility and the indenture governing our senior subordinated notes, we may incur additional indebtedness from time to time to finance working capital, capital expenditures, acquisitions or for other purposes.

     Our ability to meet our future debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which is subject to general economic conditions and to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flows from operations in the future to service our indebtedness and to meet other commitments, we may be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that we would be able to take any of these actions on a timely basis or on satisfactory terms or that these actions would enable us to continue to satisfy our capital requirements. The terms of our indebtedness, including the senior credit facility and the indenture governing our senior subordinated notes, also may prohibit us from taking these actions.

  Our debt agreements limit certain business activities and we could be adversely affected if we fail to meet certain financial covenants in our senior credit facility.

     Our senior credit facility and the indenture governing our senior subordinated notes limit our ability to:

     - incur additional indebtedness;

     - incur liens;

     - pay dividends or make certain other restricted payments;

     - sell certain assets;

     - enter into certain transactions with affiliates;

     - merge or consolidate with any other entity; or

     - dispose of substantially all of our assets.

     In connection with the senior credit facility, we pledged substantially all of our assets as collateral to secure our indebtedness. Upon the occurrence of an event of default under the senior credit facility, our lenders could declare all amounts outstanding under the senior credit facility to be immediately due and payable. If we are unable to repay those amounts, the lenders have the right to foreclose upon the collateral securing the senior credit facility. If the lenders foreclose on the collateral, we cannot assure you that our assets would be sufficient to repay our debt in full. These restrictions could limit our ability to obtain future financings or restrict other corporate activities.

     Our senior credit facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. We recently amended the financial covenants in our senior credit facility. Without the amendment, we would not have been in compliance with certain financial covenants at December 30, 2000. In addition, after the $25.0 million repayment to be financed with the proceeds from the Sponsor Facility, the availability of funds under the Revolving Credit Facility will be reduced from $100.0 million to $75.0 million. The availability of funds under the Revolving Credit Facility has been further limited to a total availability of $60.0 million until such time as we have complied with certain financial performance covenants. Although we believe we have sufficient availability under our Revolving Credit Facility to meet our financial needs, we can give no assurances that actual requirements will not exceed availability under the facility. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Our ability to meet the financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet the tests. Additionally, although we believe our current forecasted performance is achievable and that we will comply with the amended financial covenants, we can give no assurances that actual performance will meet our expectations; and therefore, no assurance that we will comply with the amended covenants.

  The senior subordinated notes are subordinated in right of payment to all of our existing and future senior indebtedness.

     The senior subordinated notes are generally unsecured obligations of our company and subordinated in the right of payment to all of our existing and future senior indebtedness, including all indebtedness under the senior credit facility. As of December 30, 2000, we had approximately $425.5 million of senior indebtedness outstanding. As a result of the subordination, the holders of any senior indebtedness must be paid in full before the holders of the senior subordinated notes in the event of the insolvency, liquidation, reorganization, dissolution or other winding-up of our company or upon a default in payment with respect to, or the acceleration of, any senior indebtedness. If we incur any additional debt that is on an equal basis with the senior subordinated notes, the holders of that debt would be entitled to share on an equal basis with the holders of the senior subordinated notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our company. This may have the effect of reducing the amount of proceeds paid to holders of the senior subordinated notes. In addition, we cannot make cash payments with respect to the senior subordinated notes during a payment default with respect to senior indebtedness and, under certain circumstances, no payments may be made with respect to the principal of, and premium, if any, on the senior subordinated notes for a period of up to 179 days if a non-payment default exists with respect to senior indebtedness.

  We may be unable to repurchase the senior subordinated notes as required upon a change of control.

     If a change in control of our company occurs, we are required to offer to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase. We will use our available cash or cash generated from operations or other sources to fund any required repurchases of senior subordinated notes. However, we cannot assure you that sufficient funds will be available at the time of any change of control to make any required repurchases of the senior subordinated notes.

     In addition, the senior credit facility prohibits us from purchasing the senior subordinated notes, except in certain limited amounts, and also provides that certain change of control events constitute a default under the senior credit facility. Any future credit agreements or other agreements relating to senior indebtedness that we enter into may contain similar restrictions and provisions. In the event a change of control occurs at a time when we are prohibited from purchasing the senior subordinated notes, we could seek the consent of our lenders to the purchase of the senior subordinated notes or attempt to refinance the borrowings that contain the prohibition. If we do not obtain the consent or repay the borrowings, we will remain prohibited from purchasing the senior subordinated notes by the holder of the relevant senior indebtedness. In that case, our failure to purchase the tendered senior subordinated notes would constitute an event of default under the indenture governing the senior subordinated notes, which would, in turn, constitute a default under the senior credit facility and could constitute a default under other senior indebtedness. In those circumstances, the subordination provisions in the indenture governing the senior subordinated notes would likely restrict payments by us to the holders of the senior subordinated notes.

  One of our customers accounts for a substantial portion of our revenue and the loss of this customer could have a material adverse effect on our results of operations.

     Net sales to Wal*Mart accounted for approximately 44% and 41% of our net sales for fiscal 1999 and 2000, respectively. We do not have a long-term contract with Wal*Mart or any other customer. A significant decrease in business from Wal*Mart could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, our results of operations could be negatively impacted to the extent that Wal*Mart is unable to make payments on outstanding accounts receivable.

  Increases in the costs of raw materials, packaging and natural gas could adversely affect our results of operations.

     Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along cost increases to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our packaging material costs, have resulted from changes in supply and demand, general economic conditions and other factors. We also have exposure to changes in pricing of natural gas, which affects our manufacturing costs. In the event of any increases in raw materials, packaging or natural gas costs, we may be required to increase sales prices for our products to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in response to increased raw materials, packaging or natural gas costs or whether any price increases implemented by us may affect the volumes of future shipments to our customers.

  Restrictions imposed in reaction to outbreaks of "mad cow disease" and "foot-and-mouth disease" could adversely impact the cost and availability of our raw materials.

     In the fourth quarter of fiscal 2000, the cost of our raw materials was impacted by the publicity surrounding Bovine Spongiform Encephalopathy ("BSE") in Europe, which is a terminal brain disease of cattle. BSE is also known as "mad cow disease" and is generally believed to be caused by accumulation of abnormal prions (proteins found in the brain that are transmitted by ingestion of infected brains and spinal cord materials) found in cattle feed protein supplements. Extensive actions have been undertaken by regulators and the industry worldwide to effectively prevent the spread of BSE. No case of BSE has ever been confirmed in the United States. As a result of the global publicity and recent restrictions imposed to provide safeguards against the disease, the cost of alternative sources for our raw material proteins, such as soybeans, increased significantly in the fourth quarter of fiscal 2000.

     Since December 31, 2000, the impact of BSE on the cost of our raw materials has subsided. In addition, we currently are not incurring any significant disruptions in the supply of our required raw materials. Despite these developments, we can provide no assurance that BSE, or resulting regulations or publicity, will not impact either the cost or availability of our raw materials in the future. The risk of higher costs and/or supply disruption would be significant if bans are placed on the use of meat and bone meal in pet food in the United States.

     Since December 31, 2000, there has been an outbreak of foot-and-mouth disease ("FMD") in Europe, which has affected animals with cloven hooves, such as cattle, swine, sheep, goats, and deer. No case of FMD has been confirmed in the United Sates since 1929. While FMD is not considered a threat to humans, people who come in contact with the virus can spread it to animals. FMD has not had a measurable impact on either the cost or the availability of our raw materials. Although the future impact, if any, is not determinable, we believe that our operations could be adversely affected if the disease were to spread throughout Europe or to the United States.

     If BSE or FMD impacts the availability of our raw materials, we would be required to locate alternative sources for our raw materials. We can give no assurance that those sources would be available to sustain our volume sales or that these alternative sources would not be more costly. If BSE or FMD impacts the cost of our raw materials, or perhaps the cost of alternative raw materials compared to current costs, we would be required to increase the sales price for our products to avoid margin deterioration. We can give no assurance of the timing or extent of our ability to implement future price adjustments in the event of higher costs.

  Volatility in the commodity markets could affect our results of operations.

     We manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn and soybean meal purchases, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. We settle positions either by financial settlement with the exchanges or by exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity.

     Our policy does not permit speculative commodity trading. Effective January 1, 1999, our commodity derivative instruments were measured at fair value in our consolidated financial statements under Statement on Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities, ("SFAS 133"). We cannot assure you our results of operations will not be exposed to volatility in the commodity markets or the effect of such volatility under fair value accounting of our commodity derivative instruments under SFAS 133.

  Our acquisition activities, including integration, operation and management of these businesses, may not be successful.

     Any acquisition we may pursue would be based on identifying and acquiring businesses engaged in manufacturing and distributing pet food products in markets where we currently do not operate or businesses with products that would complement our product mix. We will evaluate specific acquisition opportunities based on prevailing market and economic conditions. Our lack of experience in new markets we may enter through future acquisitions could have an adverse effect on our results of operations and financial condition. Acquisitions may require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management time and resources, increases in administrative costs, potential loss of key employees of the acquired company and additional costs associated with debt or equity financing. Any future acquisitions that we make could have an adverse effect on our results of operations. We may encounter increased competition for acquisitions in the future, which could result in acquisition prices we do not consider acceptable. We cannot assure you that we will have sufficient available capital resources to execute potential acquisitions. We cannot assure you that we will find suitable acquisition candidates at acceptable prices or succeed in integrating any acquired business into our existing business or in retaining key customers of acquired businesses. Our operating results and financial condition could be materially and adversely affected if any of the following occur:

     - the expected operating efficiencies from the acquisitions do not materialize;

     - we fail to integrate the acquisitions into our existing operations; or

     - the costs of the acquisition integrations exceed expectations.

  The amount of goodwill and other intangible assets we have recorded from our acquisitions may not be realized, which could have a material adverse effect on our results of operations.

     We had an aggregate $364.1 million of net goodwill and other intangible assets as of December 30, 2000. Goodwill has been recorded under the purchase accounting method to represent the excess of the amount paid over the fair value of the assets acquired and liabilities assumed. Other intangible assets consist of trademarks. We cannot assure you our goodwill and other intangible assets will be realized by us in the future. Goodwill and other intangible assets represented 40% of our total assets as of December 30, 2000. We are amortizing our goodwill over 20 and 40 years and trademarks over 30 years. We cannot assure you these amortization rates will equal the actual time period over which these businesses and assets will be valuable to us. As a result, our earnings in future periods could be reduced if the amortization periods were shortened or the amount of goodwill or other intangible assets was written off prior to the end of the amortization period.

  We face significant competition from national, regional and store brand manufacturers, many of whom are larger than we are and have significantly greater resources than we do.

     The pet food industry is highly competitive. The companies that produce and market the major national branded pet foods are national or international conglomerates that are substantially larger than us and possess significantly greater financial and marketing resources than us. Store brand pet food products manufactured by us and sold by our customers compete for shelf space with national branded pet food products on the basis of quality and price. In addition, certain national branded manufacturers also manufacture store brands. National branded products compete principally through advertising to create brand awareness and loyalty. We experience some price competition from national branded products. To the extent significant price competition from national branded products exists or the national branded manufacturers significantly increase their store brand presence, our operating results and cash flows could be adversely affected. We also compete with regional branded manufacturers and other store brand manufacturers.

  International operations involve additional business, economic and political risks, which could limit our ability to successfully carry out our business strategy.

     We operate a portion of our business and market products internationally, and we plan to increase our international marketing and business activities. We are, therefore, subject to and will increasingly become subject to, the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on our operations in foreign countries. Interruption of our international operations could have a material adverse effect on our financial condition and results of operations.

  If we lose certain key personnel or are unable to hire additional qualified personnel, we may not be successful.

     Our success depends in part upon the continued services of our highly skilled personnel involved in management, production and distribution, and, in particular, upon the efforts and abilities of our executive management group. If we lose the service of any of the members of our executive management group, the loss could have a material adverse effect on our business, financial condition and results of operations. We have entered into employment agreements with members of our executive management group. We do not have key person life insurance covering any of our employees. Our success also depends upon our ability to attract and retain highly qualified employees.

  We are subject to extensive regulation, and changes in laws or regulations could increase our expenses.

     We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect the public health and the environment, including those governing discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes and the remediation of contamination associated with releases of wastes or hazardous substances. Our U.S. operations are also subject to regulation by the Occupational Safety and Health Administration, the Food and Drug Administration and the U.S. Department of Agriculture, and by various state and local authorities. Our foreign operations are subject to similar environmental and safety laws and regulations that are enforced by governmental agencies, such as the European Commissioner of Foods. Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification or a cease and desist order against operations that are not in compliance.

     We believe that our operations are in material compliance with applicable current environmental and safety laws and regulations; however, we cannot assure you these laws and regulations will not change in the future or we will not incur material costs in the future to comply with these laws and regulations, to effect future recalls or in connection with the effect of these matters on our business.

ITEM 2 -- PROPERTIES

     Our corporate headquarters are located in Brentwood, Tennessee. We own combined manufacturing and distribution facilities in the following states: one each in Alabama, Colorado, Georgia, Idaho, Indiana, Iowa, Kansas, New York, South Carolina, Tennessee, Texas and Virginia; two each in California, Minnesota, Ohio, Oklahoma and Wisconsin; and three each in Missouri and Pennsylvania. In Europe, we own combined manufacturing and distribution facilities in the following countries: one each in Spain, the United Kingdom and Austria and three in Denmark. In addition, we own or lease three product distribution warehouses and one packaging warehouse in the United States. We also have a 50% joint venture interest in combined manufacturing and distribution facilities located in Texas and Italy.

     Our manufacturing facilities are generally located in rural areas in proximity to our customers, raw materials and transportation networks, including rail transportation. We believe the broad number of strategically located facilities enhances our position as a low cost provider by reducing freight costs for raw materials and finished goods and facilitating direct delivery programs. The rural locations also minimize land and labor costs. We believe we can construct new manufacturing facilities at a lower cost than competitors by using our own engineering services group to design and construct most of the necessary production equipment.

ITEM 3 -- LEGAL PROCEEDINGS

     In the ordinary course of business, we are party to litigation from time to time; however, we are not a party to any material pending legal proceedings that we believe would have a material adverse effect on our financial condition or results of operations.

ITEM 4 -- SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock is owned by our parent, and there is no established public trading market for our common stock. We did not sell any unregistered equity securities in fiscal 2000.

ITEM 6 -- SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below, except for pet food sold, as of and for fiscal 1998, 1999 and 2000 is derived from our accompanying audited consolidated financial statements included elsewhere in this annual report on Form 10-K. For the years ended December 31, 1996, 1997 and 1998, the Company's fiscal year end was a calendar year end. Effective January 1, 1999, we changed our fiscal year end to the Saturday nearest to the end of December; and therefore, fiscal 1999 and 2000 ended on January 1, 2000 and December 30, 2000, respectively. The selected consolidated financial data presented below, except for pet food sold, as of and for fiscal 1996 and 1997 is derived from our audited consolidated financial statements not included elsewhere in this annual report on Form 10-K. The information set forth below is qualified in its entirety in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K (table in thousands, except per share amounts):

                                                                  YEARS ENDED
                                           ----------------------------------------------------------
                                                    DECEMBER 31,            JANUARY 1,   DECEMBER 30,
                                           ------------------------------   ----------   ------------
                                             1996       1997     1998(1)     2000(2)       2000(3)
                                           --------   --------   --------   ----------   ------------
INCOME STATEMENT DATA:
Net sales................................  $513,217   $564,741   $686,663    $770,591     $ 891,851
Cost of goods sold.......................   446,776    482,896    554,447     576,490       683,990
                                           --------   --------   --------    --------     ---------
          Gross profit...................    66,441     81,845    132,216     194,101       207,861
Operating expenses:
  Promotion and distribution.............    26,480     31,876     45,039      61,188        72,184
  Selling, general and administrative....    11,512     14,384     26,266      40,912        50,507
  Amortization of intangibles............     3,538      3,601      6,468      10,357        12,779
  Non-recurring expenses(4)..............        --         --     10,043       2,539        28,639
                                           --------   --------   --------    --------     ---------
          Income from operations.........    24,911     31,984     44,400      79,105        43,752
Interest expense, net....................    22,471     22,463     31,136      39,739        51,223
Non-recurring finance charges(5).........     4,815         --      4,599          --            --
Other (income) expense, net..............        (2)      (102)       164      (1,201)       (1,732)
                                           --------   --------   --------    --------     ---------
          Income (loss) before income
            taxes, extraordinary loss and
            cumulative effect of a change
            in accounting principle......    (2,373)     9,623      8,501      40,567        (5,739)
Income tax expense (benefit).............      (855)     3,389      3,602      16,858          (854)
                                           --------   --------   --------    --------     ---------
Income (loss) before extraordinary loss
  and cumulative effect of a change in
  accounting principle...................    (1,518)     6,234      4,899      23,709        (4,885)
Extraordinary loss, net of income tax
  benefit of $16,001(6)..................        --         --     26,788          --            --
Cumulative effect at adoption on January
  1, 1999 of a change in accounting for
  commodity derivative instruments, net
  of income tax benefit of $1,440(7).....        --         --         --      (2,263)           --
                                           --------   --------   --------    --------     ---------
          Net income (loss)..............  $ (1,518)  $  6,234   $(21,889)   $ 21,446     $  (4,885)
                                           ========   ========   ========    ========     =========

                                                                  YEARS ENDED
                                           ----------------------------------------------------------
                                                    DECEMBER 31,            JANUARY 1,   DECEMBER 30,
                                           ------------------------------   ----------   ------------
                                             1996       1997     1998(1)     2000(2)       2000(3)
                                           --------   --------   --------   ----------   ------------
OTHER DATA:
Basic and diluted net income (loss) per
  common share...........................  $ (7,264)  $   (151)  $(29,136)   $ 13,273     $ (14,125)
Cash flows provided by operating
  activities.............................    18,583     20,972     33,992      59,938        45,388
Cash flows used in investing
  activities.............................   (11,489)   (15,161)   (56,300)    (34,458)     (181,316)
Cash flows provided by (used in)
  financing activities...................    (8,644)    (5,811)    25,432     (21,531)      131,972
Depreciation and amortization expense....    10,135     10,971     17,877      26,083        36,334
Capital expenditures(8)..................     7,901     14,437     23,327      26,668        35,347
Pet food sold (thousands of tons)........     1,189      1,237      1,513       1,741         1,812

                                                    DECEMBER 31,            JANUARY 1,   DECEMBER 30,
                                           ------------------------------   ----------   ------------
                                             1996       1997       1998        2000          2000
                                           --------   --------   --------   ----------   ------------
BALANCE SHEET DATA:
Working capital..........................  $ 26,123   $ 25,645   $ 39,947    $ 32,832      $ 30,335
Total assets.............................   338,293    338,184    710,879     693,296       911,585
Total debt...............................   206,603    200,410    461,974     427,922       573,165
Senior preferred stock...................    24,160     30,545     37,792      45,965        55,205
Stockholder's equity.....................    33,247     33,946     69,294      82,946        70,881

---------------

(1) Results for fiscal 1998 include the results of Windy Hill for the period from August 3, 1998 to December 31, 1998 and the results of Ipes for the period from April 17, 1998 to December 31, 1998.

(2) Results for fiscal 1999 include our share of the results of DIPP for the period from July 30, 1999 to January 1, 2000 and the results of Larkshall for the period from October 14, 1999 to January 1, 2000.

(3) Results for fiscal 2000 include the results of Arovit for the period from May 10, 2000 to December 30, 2000.

(4) Non-recurring expenses in fiscal 1998 include transition expenses of $7.0 million in connection with the Windy Hill acquisition and a $3.0 million charge related to a product recall. Non-recurring expenses in fiscal 1999 include $1.1 million of non-recurring transition expenses in connection with the Windy Hill acquisition and $1.4 million of expenses related to the proposed initial public offering by our parent, which was subsequently withdrawn. Non-recurring expenses in fiscal 2000 totaled $28.6 million. These expenses included: (1) restructuring costs of $22.3 million consisting of asset impairments of $15.3 million related to closure of certain inefficient manufacturing facilities, severance costs of approximately $3.5 million related to these facility closures and the elimination of corporate positions and $3.5 million of shutdown expenses for these facility closures; and (2) transaction costs of $6.3 million, consisting of a $4.6 million loss on a foreign currency forward contract associated with the Arovit acquisition, a $1.5 million charge for the write-off of costs for unconsummated acquisitions and $0.2 million of miscellaneous transaction costs. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Commitments and Contingencies."

(5) Non-recurring finance charges include $4.8 million of interim bridge financing costs that were incurred in conjunction with the issuance of the senior notes in fiscal 1996 and $4.6 million of interim bridge financing costs incurred in conjunction with our Refinancing Transactions in fiscal 1998.

(6) The extraordinary loss in fiscal 1998 represents non-recurring finance charges associated with the early extinguishment of debt incurred in connection with the Refinancing Transactions.

(7) The cumulative effect of a change in accounting principle as of January 1, 1999 relates to a change in accounting for derivative instruments in accordance with SFAS 133. See Note 2 to our accompanying audited consolidated financial statements included herein.

(8) Capital expenditures exclude payments for acquisitions.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The reader is encouraged to refer to Item 1 -- "Business," which describes our company and its recent acquisitions and capital transactions and refer to
Item 7A -- "Quantitative and Qualitative Disclosures about Market Risk," which describes our risks related to commodity derivative instruments, interest rate fluctuations and foreign currency translation.

BASIS OF PRESENTATION

     For fiscal 1998, our fiscal year end was a calendar year end. Effective January 1, 1999, we implemented a fiscal year that ends on the Saturday nearest to the end of December; and therefore, fiscal 1999 and 2000 ended on January 1, 2000 and December 30, 2000, respectively.

RESULTS OF OPERATIONS

     We derive substantially all of our revenue from the sale of dry pet food products. Historically, approximately 75% of pet food cost of goods sold has been comprised of raw material and packaging costs with the remainder primarily comprised of salaries, wages and related fringe benefits, utilities and depreciation. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons.

     Operating expenses consist of promotion and distribution expenses and selling, general and administrative expenses. Promotion and distribution expenses are primarily (1) brokerage fees; (2) promotions, volume incentive discounts and rebates paid to customers; and (3) freight and distribution expenses. Our selling, general and administrative expenses represent salaries and related expenses, amortization expense and other corporate overhead costs, which typically do not increase proportionately with increases in volume and products sales.

     The following discussion is based on our accompanying consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K (table in thousands, except percentages):

                                                                                  YEARS ENDED
                                                            --------------------------------------------------------
                                                              DECEMBER 31,         JANUARY 1,         DECEMBER 30,
                                                                  1998                2000                2000
                                                            ----------------    ----------------    ----------------
Net sales.................................................  $686,663   100.0%   $770,591   100.0%   $891,851   100.0%
Cost of goods sold........................................   554,447    80.7     576,490    74.8     683,990    76.7
                                                            --------   -----    --------   -----    --------   -----
        Gross profit......................................   132,216    19.3     194,101    25.2     207,861    23.3
Operating expenses:
  Promotion and distribution..............................    45,039     6.6      61,188     7.9      72,184     8.1
  Selling, general and administrative.....................    26,266     3.9      40,912     5.3      50,507     5.7
  Amortization of intangibles.............................     6,468     0.9      10,357     1.4      12,779     1.4
  Non-recurring expenses..................................    10,043     1.4       2,539     0.3      28,639     3.2
                                                            --------   -----    --------   -----    --------   -----
        Income from operations............................    44,400     6.5      79,105    10.3      43,752     4.9
Interest expense, net.....................................    31,136     4.6      39,739     5.2      51,223     5.7
Non-recurring finance charges.............................     4,599     0.7          --      --          --      --
Other (income) expense, net...............................       164      --      (1,201)   (0.2)     (1,732)   (0.2)
                                                            --------   -----    --------   -----    --------   -----
        Income (loss) before income taxes, extraordinary
          loss and cumulative effect of a change in
          accounting principle............................     8,501     1.2      40,567     5.3      (5,739)   (0.6)
Income tax expense (benefit)..............................     3,602     0.5      16,858     2.2        (854)   (0.1)
                                                            --------   -----    --------   -----    --------   -----
        Income (loss) before extraordinary loss and
          cumulative effect of a change in accounting
          principle.......................................     4,899     0.7      23,709     3.1      (4,885)   (0.5)
Extraordinary loss, net of income tax benefit of
  $16,001.................................................    26,788     3.9          --      --          --      --
Cumulative effect at adoption on January 1, 1999 of a
  change in accounting for commodity derivative
  instruments, net of income tax benefit of $1,440........        --      --      (2,263)  (0.3)          --      --
                                                            --------   -----    --------   -----    --------   -----
        Net income (loss).................................  $(21,889)   (3.2)%  $ 21,446     2.8%   $ (4,885)   (0.5)%
                                                            ========   =====    ========   =====    ========   =====

FISCAL YEAR ENDED DECEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED JANUARY 1,
2000

     Net sales. Net sales for fiscal 2000 increased 15.7% to $891.9 million from $770.6 million in fiscal 1999. This increase was primarily due to the Arovit acquisition in May 2000 as well as the Larkshall acquisition in October 1999. Excluding the impact of these acquisitions, net sales increased approximately 1.9% in fiscal 2000 over fiscal 1999. Our net sales and tonnage volume growth in fiscal 2000 was mitigated by two industry factors: (1) reduced customer purchases in early 2000 following a year-end build-up of inventory due to year 2000 concerns, and (2) competitive pressures including the launch in the first quarter of fiscal 2000 of a major national brand into mass merchandise, grocery and club retailers which was previously sold only through select specialty channels.

     Gross profit. Gross profit for fiscal 2000 increased 7.1% to $207.9 million from $194.1 million in fiscal 1999. Our gross margin was favorably impacted by the acquisition of Arovit. In addition, our gross margin was favorably impacted by the volatility of commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting has resulted in a $9.0 million reduction to our cost of goods sold in fiscal 2000 compared to a $1.3 million increase in our cost of goods sold in fiscal 1999. The favorable impact of these items on our gross margin was partially offset by expenditures for product improvements to meet competition, new business development and start-up expenses and a substantial increase in the price of natural gas.

     The impact of the unprecedented natural gas cost increase and start-up expenses associated with expanding capacity and technological capability at our wet pet food plant in the United States had a significant negative impact on the fourth quarter of fiscal 2000.

     Although our gross margin was favorably impacted by the Arovit acquisition, our gross margin as a percentage of sales was negatively impacted by the acquisition, particularly in the fourth quarter of the fiscal year ended December 30, 2000, due to the higher cost of commodities resulting from BSE impact and other matters. See Item 1 -- "Business -- Risk
Factors -- Restrictions imposed in reaction to outbreaks of "mad cow disease" and "foot-and-mouth disease" could adversely impact the cost and availability of our raw materials." In addition, the strong dollar resulted in lower gross margin for our European business segment.

     Promotion and distribution. Promotion and distribution expenses for fiscal 2000 increased 18.0% to $72.2 million from $61.2 million in fiscal 1999 primarily due to the Arovit acquisition.

     Selling, general and administrative. Selling, general and administrative expenses for fiscal 2000 increased 23.5% to $50.5 million from $40.9 million in fiscal 1999 primarily due to the Arovit and Larkshall acquisitions and partially due to an increase in medical expenses.

     Amortization of intangibles. Amortization of intangibles for fiscal 2000 increased to $12.8 million from $10.4 million in fiscal 1999 primarily due to the Arovit acquisition.

     Non-recurring expenses. Non-recurring expenses for fiscal 2000 increased to $28.6 million from $2.5 million in fiscal 1999. The costs incurred in fiscal 2000 included (1) restructuring costs of $22.3 million consisting of asset impairments related to closure of certain inefficient manufacturing facilities of approximately $15.3 million, severance costs of approximately $3.5 million related to these facility closures and internal corporate restructuring and $3.5 million of shutdown expenses for these facility closures; and (2) transaction costs of $6.3 million consisting of a $4.6 million loss on a foreign currency forward contract associated with the Arovit acquisition, a $1.5 million charge for the write-off of costs for unconsummated acquisitions and $0.2 million of miscellaneous transaction costs. Non-recurring expenses in fiscal 1999 included $1.4 million of expenses related to the proposed initial public stock offering by our parent, which was subsequently withdrawn, and $1.1 million of expenses incurred in connection with the Windy Hill merger and integration.

     Expected annualized future benefits related to the non-recurring expenses are $5.8 million on a pre-tax basis. The reduced selling, general and administrative expenses of $1.0 million and reduced cost of good sold of $4.8 million, including $1.5 million of depreciation expense, commenced in January 2001 and is anticipated to commence in May 2001, respectively.

     Interest expense, net. Interest expense, net of interest income, increased 29.0% to $51.2 million for fiscal 2000 from $39.7 million in fiscal 1999. This increase is primarily due to the financing related to the Arovit acquisition in May 2000 as well as an increase in interest rates on our floating rate debt.

     Income tax expense. We recognized an income tax benefit of $0.9 million in fiscal 2000 and income tax expense of $16.9 million in fiscal 1999. The Company's effective tax rate is different from the combined federal and state statutory rate of 38.9% due to items which are not deductible for tax purposes. In both fiscal 1999 and 2000, certain goodwill amortization is not deductible and in 2000, the foreign currency forward contract associated with the Arovit acquisition was capitalized for tax purposes and expensed in the Company's financial statements.

     Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle relates to our adoption of SFAS 133, which applies to our derivative commodity purchase transactions. The loss recorded of $3.7 million in fiscal 1999 is presented net of an income tax benefit of $1.4 million.

FISCAL YEAR ENDED JANUARY 1, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
1998

     Net sales. Net sales for fiscal 1999 increased 12.2% to $770.6 million from $686.7 million in fiscal 1998. This increase is primarily due to the Windy Hill acquisition and to a lesser extent the Ipes acquisition. The positive impact of these acquisitions was partially offset by certain low margin sales incurred to provide additional opportunities for future growth of more profitable products or product lines and an $18.7 million reduction in non-manufactured product sales. Net sales for fiscal 1999 also reflect the pass through of certain raw material costs decreases to our customers.

     Gross profit. Gross profit for fiscal 1999 increased 46.8% to $194.1 million from $132.2 million in fiscal 1998. The increase is partially due to the increase in net sales resulting from the Windy Hill and Ipes acquisitions as well as benefits realized from the implementation of several margin improvement initiatives. These margin improvement initiatives included new product development, realization of acquisition synergies, automation improvements and more aggressive management of low margin products and product lines.

     Promotion and distribution. Promotion and distribution expenses for fiscal 1999 increased 36.0% to $61.2 million from $45.0 million in fiscal 1998 primarily due to the Windy Hill and Ipes acquisitions. In addition, promotion and distribution expenses increased as a percentage of sales due to the reduction in sales dollars attributable to the pass through of reductions in raw material costs.

     Selling, general and administrative. Selling, general and administrative expenses increased 55.5% to $40.9 million for fiscal 1999 from $26.3 million in fiscal 1998 primarily due to the Windy Hill and Ipes acquisitions and to a lessor extent additional expenses incurred in fiscal 1999 over fiscal 1998 related to year 2000 compliance and salaries and related fringe benefits associated with annual wage increases. In addition to the described spending increases, selling, general and administrative expenses have increased as a percentage of sales due to the reduction in sales dollars attributable to the pass through of reductions in raw material costs.

     Amortization of intangibles. Amortization of intangibles increased to $10.4 million for fiscal 1999 from $6.5 million in fiscal 1998 primarily due to the Windy Hill and Ipes acquisitions.

     Non-recurring expenses. Non-recurring expenses for fiscal 1999 decreased to $2.5 million from $10.0 million in fiscal 1998. The costs incurred in fiscal 1999 include $1.4 million of expenses related to the proposed initial public stock offering by our parent, which was subsequently withdrawn, and $1.1 million of expenses incurred in connection with the merger and integration of Windy Hill. The costs incurred in fiscal 1998 relate to the merger and integration of Windy Hill and a product recall.

     Interest expense, net. Interest expense, net, increased 27.6% to $39.7 million for fiscal 1999 from $31.1 million in fiscal 1998 primarily due to increased debt of $206.0 million incurred in connection with the Windy Hill and Ipes acquisitions.

     Income tax expense. Income tax expense increased to $16.9 million for fiscal 1999 from $3.6 million in fiscal 1998 primarily due to an increase in gross profit and income from operations as mentioned above. The effective income tax rate for fiscal 1999 was 41.6%, which is higher than the combined expected federal tax rate of 35.0% and state tax rate of 3.9% primarily because a portion of the goodwill amortization expense is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and industrial development revenue bonds. We had working capital of $30.3 million at December 30, 2000.

     Net cash provided by operating activities was $45.4 million for fiscal 2000 compared to $59.9 million in fiscal 1999. This decrease was primarily due to the reduction of net income in fiscal 2000.

     Net cash used in investing activities was $181.3 million for fiscal 2000 compared to $34.5 million in fiscal 1999. This increase is primarily attributable to the acquisition of Arovit for $144.4 million in fiscal 2000. Capital expenditures of $35.3 million for fiscal 2000 primarily relate to plant enhancement costs.

     Net cash provided by financing activities was approximately $132.0 million for fiscal 2000 compared to net cash used in financing activities of $21.5 million in fiscal 1999. In fiscal 2000, we borrowed $153.7 million for the acquisition of Arovit of which $144.4 million was used to pay the purchase price, $2.5 million was used to pay debt issuance costs, $2.2 million was used to pay acquisition fees and expenses and $4.6 million was used to cover the loss on a foreign currency purchase contract put in place to hedge this acquisition.

     We are highly leveraged and have significant cash requirements for debt service relating to the senior credit facility, the senior subordinated notes, the Ipes and Arovit debt and industrial development revenue bonds. Our ability to borrow is limited by the senior credit facility and the limitations on the incurrence of additional indebtedness in the indenture governing our senior subordinated notes. We anticipate that our operating cash flows, together with amounts available to us under our senior credit facility, will be sufficient to finance working capital requirements, debt service requirements and capital expenditures through the year 2001.

     Our senior credit facility provides for total commitments of $410.4 million, consisting of a $310.4 million term loan facility (the "USD Term Loan Facility"), a Euro 82.0 million term loan facility (the "Euro Term Loan Facility") and a $100.0 million Revolving Credit Facility (which will be reduced as described below) with a $20.0 million sub-limit for issuance of letters of credit of which $2.0 million was outstanding at December 20, 2000. The USD Term Loan Facility consists of three tranches with terms between five and one-half years and six and one-half years, unless terminated sooner upon an event of default. The principal amounts due under the USD Term Loan Facility are as follows: (i) approximately $15.0 million in 2001, 2002, 2003 and 2004; (ii) approximately $161.1 million in 2005; and (iii) approximately $79.1 million in 2006. The principal amounts due under the Euro Term Loan Facility are as follows: (i) approximately Euro 4.4 million in 2001; (ii) approximately Euro 8.7 million in 2002 and 2003, (iii) approximately Euro 11.0 million in 2004; and
(iv) approximately Euro 47.0 million in 2005. The Revolving Credit Facility has an initial term of six and one-half years. At December 30, 2000, we had approximately $90.4 million of additional borrowings available under the Revolving Credit Facility.

     In March 2001, we refinanced $25.0 million of indebtedness under our existing senior credit facility with the Sponsor Facility. The Sponsor Facility will be used to pay down the senior credit facility and will permanently reduce the commitment under the revolving credit facility from $100.0 million to $75.0 million. In connection with the refinancing, we also entered into an amendment of our senior credit facility. The amendment waived the financial covenant requirements for the fiscal year ended December 30, 2000 and reduced the financial covenant requirements for the two years ended December 31, 2002. Without the amendment, we would not have been in compliance with certain of the financial covenants in the senior credit facility as of December 30, 2000.

     The amendment also contained the following new provisions: (i) a $15.0 million reduction in the commitments under the Revolving Credit Facility until certain financial performance tests are achieved, which we do not believe will be met in 2001; (ii) a restriction prohibiting us from incurring more than $2.5 million of indebtedness incremental to the current availability under our debt agreements; (iii) a limitation prohibiting future capital expenditures in excess of $22.5 million per year for 2001 and 2002; (iv) a limit on other investing activities; (v) an increase in the interest rate until certain financial performance targets are achieved, and, once achieved, a partial reduction in the interest rate; (vi) payment of certain fees and expenses associated with the amendment; and (vii) restrictions on repayments under the Sponsor Facility.

     The Sponsor Facility is a senior unsecured loan due on March 15, 2007. Based on the restrictions on repayments included in the amendment to our senior credit facility discussed above, we do not believe any payments will be made on the Sponsor Facility in 2001. We have received unconditional commitments to fund the Sponsor Facility for $25.0 million from certain shareholders of our parent. Of the total $25.0 million commitment, $20.1 million of the commitments was received prior to March 29, 2001 with the unpaid amount due no later than April 12, 2001. In addition, we have reserved the right to incur additional loans totaling $4.7 million from certain other shareholders by no later than May 15, 2001.

     We believe the credit availability under the amended senior credit facility combined with the Sponsor Facility provides the necessary liquidity for operational and investment requirements in the current operating environment. We also believe the capital expenditures permitted under the amended senior credit facility will provide us with the necessary flexibility to spend required maintenance capital and at the same time fund the planned expansion and customer requirements of the next two years.

COMMITMENTS AND CONTINGENCIES

     We believe our operations are in material compliance with environmental, safety and other regulatory requirements; however, we cannot provide assurance these requirements will not change in the future or we will not incur material costs in the future to comply with these requirements or in connection with the effect of these matters on our business. See Item 1 "Business -- Environmental and Safety Matters."

EURO

     Effective January 1, 1999, 11 of the 15 countries comprising the European Union began a transition to a single monetary unit, the "Euro," which is to be completed by July 1, 2002. Our European operations are in the process of converting to the Euro. Some of our operations in Europe are now invoicing in Euros, and as of January 1, 2002, all of our operations and information technology systems, in the European countries involved, will be converted to the Euro. These systems are currently being modified to meet the requirements. We do not believe the conversion to the Euro will have a material effect on our operations or financial condition taken as a whole.

INFLATION AND CHANGES IN PRICES

     Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. In the event of any increases in raw materials, packaging and natural gas costs, we may be required to increase sales prices for our products to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in the event of increased raw materials, packaging and natural gas costs or of whether any price increases implemented by us may affect the volumes of future shipments to our customers.

     We manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn and soybean meal purchases, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. We settle positions either by financial settlement with the exchanges or by exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. We cannot assure you that our results of operations will not be exposed to volatility in the commodity market. See Item 1 -- "Business -- Raw Materials and Packaging."

OTHER EVENTS

     Our parent effected a four-for-one stock split on April 8, 1999 pursuant to which each holder of a share of its common stock received a dividend equal to three shares of common stock.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks, which are the potential losses arising from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

     Commodity price risk. We manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn and soybean meal purchases, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. We settle positions either by financial settlement with the exchanges or by exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity. We do not enter into commodity derivative instruments for trading or speculative purposes.

     Based upon an analysis we completed as of December 30, 2000 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would not have a material adverse effect on our financial position, results of operations or cash flows.

     Interest rate risk. We are subject to market risk exposure related to changes in interest rates. We periodically use interest rate swap contracts (hedges) to limit our exposure to the interest rate risk associated with our floating rate debt, which was $403.2 million at December 30, 2000. At December 30, 2000, $126.6 million of our floating rate debt was hedged by interest rate swap contracts. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Gains and losses on interest rate swap contracts are recorded in accumulated other comprehensive income (loss) in the accompanying audited consolidated financial statements included herein. Amounts received or paid under interest rate swap contracts are recorded as reductions or additions to interest expense. We had a cumulative deferred loss on our interest rate swap contracts of $1.3 million, net of deferred tax benefit of $0.8 million, at December 30, 2000.

     Accordingly, our net income is affected by changes in interest rates. Assuming our current level of floating rate debt and interest rate swap contracts, a 100 basis point increase in interest rates would decrease our net income by approximately $1.7 million for fiscal 2000. In addition, such a change would result in a decrease of approximately $8.3 million in the fair value of our fixed rate debt at December 30, 2000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     Foreign currency exchange risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently have operations in Europe that sell pet food products throughout Europe and export to Japan. In connection with our acquisition of Arovit, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. During fiscal 2000, the translation adjustment for the net investment in our foreign operations was a gain of $2.3 million, which includes the loss of $3.5 million for the translation of our Euro-denominated debt to U.S. dollars. The cumulative translation adjustment is recorded in accumulated other comprehensive income
(loss) in the accompanying audited consolidated financial statements included herein.

     We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with the changes in market values of the hedged item both at inception and over the life of the contracts. Gains and losses on foreign currency contracts are recorded in accumulated other comprehensive income (loss) in the accompanying audited consolidated financial statements included herein. At December 30, 2000, we had a cumulative deferred gain on forward currency exchange contracts of $0.5 million, net of deferred tax expense of $0.2 million. We had open foreign currency forward contracts at December 30, 2000 maturing within the next 12 months with a notional value of $27.5 million and a fair value loss of $1.5 million.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the information beginning on page F-1 which is filed as a part of this annual report on Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and titles of the current directors and executive officers of Doane and Doane Pet Care Enterprises, Inc. Each of the members of the board of directors of Doane named below also serves on the board of directors of Doane Pet Care Enterprises, Inc. The boards of directors of both Doane and Doane Pet Care Enterprises, Inc. are currently composed of six members. Certain of Doane's directors are designated pursuant to an investors' agreement. See Item 13 -- "Certain Relationships and Related Transactions -- Investors' Agreement." Officers serve at the discretion of the boards of directors. For information regarding employment agreements with the executive officers of Doane, see Item 11 -- "Executive
Compensation -- Employment and Retirement Agreements."

NAME                                   AGE                      POSITION
----                                   ---                      --------
George B. Kelly......................  51    Chairman of the Board
Douglas J. Cahill*...................  41    Chief Executive Officer, President and Director
Thomas R. Heidenthal*................  49    Senior Vice President, Strategic Planning and
                                             Business Development
Philip K. Woodlief*..................  47    Vice President and Chief Financial Officer
Richard A. Hannasch..................  47    Vice President, Co-Manufacturing and Specialty
David L. Horton......................  40    Vice President, Manufacturing, Engineering and
                                               Quality
Terry W. Bechtel.....................  58    Vice President, Wal*Mart
Joseph J. Meyers.....................  39    Vice President, Fulfillment and Chief
                                             Information Officer
Scott C. Viebranz....................  50    Vice President, Sales and Marketing
Debra J. Shecterle...................  48    Vice President, People
Peter T. Grauer......................  54    Director
Mathew J. Lori.......................  37    Director
Stephen C. Sherrill..................  48    Director
Jeffrey C. Walker....................  45    Director

---------------

* These executive officers hold the same positions at Doane and Doane Pet Care Enterprises, Inc.

     Set forth below is a brief description of the business experience of the directors and executive officers of Doane and Doane Pet Care Enterprises, Inc. Each of the directors is elected to serve a three-year term. The term of Stephen
C. Sherrill expires in 2003. The terms of Messrs. Kelly, Grauer and Walker expire in 2002. The terms of Messrs. Cahill and Lori expire in 2001.

     George B. Kelly has been Chairman of the Board of Doane since October 1995 and Chairman of the Board of Doane Pet Care Enterprises, Inc. since June 1995. Mr. Kelly has been the Chairman of the Board of SCI, which is the general partner of Summit/DPC Partners, L.P. ("Summit"), since July 1990. Mr. Kelly currently is a director of Independent Gas Company Holdings, Sevenday International, Inc., Travis International Inc., Switch & Data Facilities Company, Inc., NetRail, Inc., Talent Tree, EESIS, Inc., and Susser Holdings.

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

     Thomas R. Heidenthal became Senior Vice President, Strategic Planning and Business Development for Doane and Doane Pet Care Enterprises, Inc. in June 2000 and served as Senior Vice President and Chief Financial Officer from March 1997 to June 2000. Prior to joining us, Mr. Heidenthal served as Vice President, Finance and Administration for TA Instruments, Inc. from August 1990 to February 1997.

     Philip K. Woodlief became Vice President and Chief Financial Officer of Doane and Doane Pet Care Enterprises, Inc. in June 2000 and served as Vice President, Finance for Doane from February 1999 to June 2000. Prior to joining us, Mr. Woodlief was an independent financial consultant from June 1998 to January 1999. From April 1997 to May 1998, Mr. Woodlief was Vice President and Corporate Controller of Insilco Corporation, a diversified consumer and industrial products manufacturing company, and served as Corporate Controller of Insilco from January 1989 to April 1997.

     Richard A. Hannasch joined Doane in October 1996, began serving as Vice President, Co-Manufacturing and Specialty in March 2000, served as Vice President, Business Integration from August 1999 to March 2000, Vice President, Fulfillment from January 1999 to October 1999, Vice President, Strategic Planning from June 1998 to January 1999 and Vice President, Marketing from November 1997 to January 1999. Prior to joining us, Mr. Hannasch served as Director, Business Development for Ralston Purina Company's International Division and held various other positions at Ralston Purina Company from September 1978 to October 1996.

     David L. Horton joined Doane in December 1997, began serving as Vice President, Manufacturing, Engineering, and Quality in January 1999 and served as Vice President, Fulfillment from November 1997 to January 1999. Prior to joining us, Mr. Horton served as Vice President of Manufacturing and Engineering for Olin Corporation's Winchester Division and held various other positions with Olin Corporation from January 1984 to November 1997.

     Terry W. Bechtel joined Doane in June 1973 and began serving as Vice President, Wal*Mart in March 2000, served as Vice President, Co-Manufacturing (Sales) from November 1997 to March 2000, Vice President, Administration from March 1990 to November 1997 and Vice President, Sales from September 1976 through February 1990.

     Joseph J. Meyers became Chief Information Officer of Doane in August 1998 and began serving as Vice President, Fulfillment in January 1999. Prior to joining us, Mr. Meyers held various information technology positions at Realtime Consulting, PricewaterhouseCoopers LLP and Olin Corporation from 1992 to 1998.

     Scott C. Viebranz became Vice President, Sales and Marketing in March 2000 and began serving as Vice President, Sales in October 1999. Prior to joining us, Mr. Viebranz served as Vice President, U.S. Customer Management with Energizer Battery from November 1994 to October 1999.

     Debra J. Shecterle began serving as Vice President, People in January 2000 and served as Director of Human Resources from September 1998 to January 2000. Prior to joining us, Ms. Shecterle was Vice President of Human Resources for DeKalb Genetics from 1997 to 1998 and held various human resources positions with Wisconsin Power and Light and Ameritech from 1991 to 1997.

     Peter T. Grauer has been a director of Doane and Doane Pet Care Enterprises, Inc. since October 5, 1995 and has been a Managing Director of DLJ Merchant Banking, Inc. since September 1992. Mr. Grauer is a director of DaVita, Inc., Bloomberg Inc., Thermadyne Holdings, Inc., The New Power Company, Target Media Holdings and Formica Corporation.

     Mathew J. Lori became director of Doane and Doane Pet Care Enterprises, Inc. in March 2001. Mr. Lori joined JPMorgan Partners in 1993 after completing his M.B.A. from Kellogg Graduate School of Management at Northwestern University. Prior to receiving his M.B.A., he worked in the Corporate Finance Group at Ernst & Young in Toronto. Mr. Lori is a director of Norigen Communications Group, Berry Plastics Corporation, Metalforming Technologies, Inc., and SunPark, Inc.

     Stephen C. Sherrill became a director of Doane and Doane Pet Care Enterprises, Inc. in August 1998. He has been a Managing Director of Bruckmann, Rosser, & Sherrill Co., Inc. since its formation in 1995. Bruckmann, Rosser, Sherrill & Co., Inc. is the management company for Bruckmann, Rosser, Sher-rill & Co., L.P. ("BRS"). Mr. Sherrill previously served as a director of Windy Hill. Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 through 1994. Previously, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Sherrill is a director of Galey & Lord, Inc., B & G Foods, Inc., HealthPlus Corporation, Alliance Laundry Systems, L.L.C. and Mediq, Inc.

     Jeffrey C. Walker has been a director of Doane and Doane Pet Care Enterprises, Inc. since April 1996. Mr. Walker has been Managing General Partner of JPMorgan Partners, the private equity investment arm of JP Morgan Chase & Co., since 1988 and a General Partner thereof since 1984. Mr. Walker is a director of 1-800-Flowers, Domain, Guitar Center, House of Blues, iXL, MetoKote and other companies.

ITEM 11 -- EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the Chief Executive Officer of Doane and certain other persons serving as executive officers for the fiscal year ended December 30, 2000 who earned $100,000 or more in combined salary and bonus during such year (collectively, the "Named Executive Officers"):

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                                                          AWARDS OF
                                                     ANNUAL COMPENSATION(1)               SECURITIES
                                               -----------------------------------        UNDERLYING
NAME AND PRINCIPAL                    FISCAL                          OTHER ANNUAL       OPTIONS/SARS    ALL OTHER
POSITION AT DOANE                      YEAR     SALARY      BONUS     COMPENSATION           (#)        COMPENSATION
------------------                    ------   --------    --------   ------------       ------------   ------------
Douglas J. Cahill...................   2000    $400,000    $     --     $     --           158,500       $    7,656(2)(3)(4)
  President and Chief Executive        1999     400,000     472,000           --           143,700            5,574(2)(3)
    Officer                            1998     327,082     424,000      765,093(10)(11)   100,000        1,020,691(2)(6)(8)(9)

Thomas R. Heidenthal................   2000     225,000          --           --            40,400           82,432(2)(3)(4)(7)
  Senior Vice President, Strategic     1999     225,000     185,850           --            35,400            5,574(2)(3)
  Planning and Business Development    1998     199,583     166,950        7,757(11)            --          300,077(2)(6)(8)

Philip K. Woodlief..................   2000     175,000          --        5,600(11)        50,000           44,524(2)(3)(4)(7)(8)
  Vice President and Chief             1999     153,854(5)   94,645           --            56,200           10,975(2)(3)(8)
  Financial Officer

David L. Horton.....................   2000     175,000          --           --            50,000            7,548(2)(3)(4)
  Vice President, Manufacturing,       1999     175,000     103,250           --            36,200            5,574(2)(3)
  Engineering and Quality              1998     154,583      92,750       10,649(11)        60,000          147,821(2)(6)(8)

Joseph J. Meyers....................   2000     175,000          --           --            50,000            7,146(2)(3)(4)
  Vice President, Fulfillment and      1999     165,007     103,250           --            31,200            5,199(2)(3)
    Chief Information Officer          1998      60,003(5)   84,800        8,743(11)        40,000           95,789(8)(9)


---------------

 (1) Amounts exclude perquisites and other personal benefits because that compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each executive officer.

 (2) Amounts include a company match and profit sharing contribution under the Doane Pet Care Retirement Savings Plan as follows: Mr. Cahill -- $6,775 in 1998, $5,400 in 1999 and $5,650 in 2000; Mr. Heidenthal -- $4,162 in 1998,
     $5,400 in 1999 and $5,509 in 2000; Mr. Woodlief -- $6,943 in 1999 and
     $7,518 in 2000; Mr. Horton -- $3,288 in 1998, $5,400 in 1999 and $5,650 in
     2000; and Mr. Meyers -- $5,025 in 1999 and $5,248 in 2000.

 (3) Amounts include term life insurance premiums as follows: Mr. Cahill
      -- $174 in 1999 and $192 in 2000; Mr. Heidenthal -- $174 in 1999 and $108
     in 2000; Mr. Woodlief -- $84 in 1999 and $84 in 2000; Mr. Horton -- $174 in
     1999 and $84 in 2000; and Mr. Meyers -- $174 in 1999 and $84 in 2000.

 (4) Amount includes disability insurance premiums in 2000 of $1,814 each for Messrs. Cahill, Heidenthal, Woodlief, Horton and Meyers.

 (5) Annual compensation amounts for 1998 and 1999 represent compensation for the portion of the year that Doane employed Messrs. Woodlief and Meyers.

 (6) Amounts include bonuses received in connection with the acquisition of Windy Hill in 1998 as follows: Mr. Cahill -- $750,000; Mr. Heidenthal
      -- $250,000; and Mr. Horton -- $100,000.

 (7) Amounts included bonuses received in connection with the acquisition of Arovit in 2000 as follows: Mr. Heidenthal -- $75,000; and Mr. Woodlief
      -- $25,000.

 (8) Amounts include relocation expenses as follows: Mr. Cahill -- $88,916 in 1998; Mr. Heidenthal -- $45,914 in 1998; Mr. Woodlief -- $3,948 in 1999 and
     $10,107 in 2000; Mr. Horton -- $44,533 in 1998; and Mr. Meyers  -- $15,789
     in 1998.

 (9) Amounts include sign-on bonuses as follows: Mr. Cahill -- $175,000 in 1998; and Mr. Meyers -- $80,000 in 1998.

(10) Amount includes $750,000, which is the difference between the fair market value and the exercise price of options for 100,000 shares of common stock of our parent that Mr. Cahill received and exercised in 1998.

(11) Amounts include reimbursement for the payment of taxes.

EMPLOYMENT AND RETIREMENT AGREEMENTS

     We entered into employment agreements with Messrs. Cahill, Heidenthal, Horton and Meyers effective January 1, 1998 and Mr. Woodlief effective February 15, 1999. The terms of their employment agreements are substantially similar except for salary and bonus amounts. Mr. Cahill's current base salary is $400,000 with a base bonus of 100% of base salary. Mr. Heidenthal's current base salary is $225,000 with a base bonus of 70% of base salary. Mr. Woodlief's current base salary is $200,000 with a base bonus of 50% of base salary and Messrs. Horton and Meyers each have current base salaries of $175,000 with base bonuses of 50% of base salary. Earnings targets are established annually by our board of directors under our annual bonus program. Base bonuses are linked to achievement of targeted earnings. There is no cap on additional bonuses in the employment agreements. Each employment agreement provides for a term of two to three years with automatic one year extensions. The agreements are subject to early termination for cause without severance. The employment agreements for Messrs. Heidenthal, Woodlief, Horton and Meyers provide (1) that terminations without cause entitle the executive to receive severance payments equal to two year's base salary and bonus and (2) for a two year non-competition agreement commencing upon termination for any reason. The employment agreement of Mr. Cahill contains similar provisions except that the severance and non-competition terms are three years. Pursuant to their employment agreements, Messrs. Cahill and Meyers were paid sign-on bonuses of $175,000 and $80,000, respectively.

COMPENSATION OF DIRECTORS

     No compensation is paid by us to our directors.

STOCK OPTION AND STOCK PURCHASE PLANS

     Effective November 1, 1996, our parent adopted its 1996 Stock Option Plan, as amended. On July 14, 1999, our parent adopted the 1999 Stock Incentive Plan. In connection with the adoption of the 1999 Stock Incentive Plan, no new grants may be made under the 1996 Stock Option Plan. As of March 15, 2001, under the 1996 Stock Option Plan, options to acquire 736,110 shares of the common stock of Doane Pet Care Enterprises, Inc. had been exercised and options covering 1,235,994 shares had been granted and remain outstanding. Under the 1999 Stock Incentive Plan, 4,200,000 shares are authorized for issuance, and as of March 15, 2001, options covering 1,237,200 shares had been granted and remain outstanding.

STOCK OPTION GRANTS

     The following table sets forth certain information on options granted in fiscal 2000 under the 1999 Stock Incentive Plan to the Named Executive Officers. No stock options were granted in fiscal 2000 under the 1996 Stock Option Plan to the Named Executive Officers. As of December 30, 2000, options for 200,000 shares of common stock of Doane Pet Care Enterprises, Inc. had been exercised by the Named Executive Officers, all of which were attributable to grants under the 1996 Stock Option Plan.

                                                            INDIVIDUAL GRANTS
                                        ----------------------------------------------------------
                                                               % OF TOTAL
                                        NUMBER OF SECURITIES    OPTIONS     EXERCISE
                                         UNDERLYING OPTIONS    GRANTED TO   PRICE PER   EXPIRATION
NAME                                         GRANTED(1)        EMPLOYEES      SHARE        DATE
----                                    --------------------   ----------   ---------   ----------
Douglas J. Cahill.....................        158,500             19.2%       $9.00        2010
Thomas R. Heidenthal..................         40,400              4.9%       $9.00        2010
Philip K. Woodlief....................         50,000              6.0%       $9.00        2010
David L. Horton.......................         50,000              6.0%       $9.00        2010
Joseph J. Meyers......................         50,000              6.0%       $9.00        2010

---------------

(1) Approximately 50% of the stock options granted to the Named Executive Officers under the 1999 Stock Incentive Plan were "time-vesting" options, of which one-third of such options will vest at the end of each of the third, fourth and fifth years from the date of grant. The remaining 50% of such stock options were "performance vesting" options. These options will vest at any time after the second anniversary of the date of grant if at any time within four years from the date of grant our parent's stock is publicly traded and the fair market value of a share of stock over 20 consecutive trading days is at least $18.66 on each such day. If our parent's stock is not publicly traded, then these options will vest if the fair market value of a share of stock is at least $18.66 on the fourth anniversary of the grant date.

STOCK OPTION EXERCISES

     The following table sets forth certain information with respect to exercises of stock options during fiscal 2000 by the Named Executive Officers and the number of shares underlying unexercised stock options held by such officers as of December 30, 2000:

                                                                   NUMBER OF SHARES UNDERLYING
                                                       SHARES          UNEXERCISED OPTIONS
                                                      ACQUIRED     ---------------------------
NAME                                                 ON EXERCISE   EXERCISABLE   UNEXERCISABLE
----                                                 -----------   -----------   -------------
Douglas J. Cahill..................................    --            164,400           437,800
Thomas R. Heidenthal...............................    --            106,712           169,088
Philip K. Woodlief.................................    --              4,960           101,240
David L. Horton....................................    --             26,880           119,320
Joseph J. Meyers...................................    --             17,920           103,280

OTHER COMPENSATORY ARRANGEMENTS

     Employee Retirement Plan. On May 31, 1998, we terminated our employee retirement plan. The retirement plan was a non-contributory, tax-qualified plan that provided retirement benefits based on the employee's tenure with us and average monthly compensation. This plan was liquidated and lump sum payments were made to former plan participants in the form of a cash distribution, rollover election to the Doane Pet Care Retirement Savings Plan or an annuity purchase.

     401(k) Plans. As of January 1, 2000, we adopted the Doane Pet Care Retirement Savings Plan which was formed through the merger of two predecessor plans. The merged plan was amended and restated and is intended to be a qualified plan under the Internal Revenue Code. The plan provides coverage for eligible employees not covered by collective bargaining agreements and permits employee contributions from 1% to 15% of pre-tax earnings, subject to annual dollar limits set by the IRS. We match 50% of the first 6% of the participant's contribution with a provision for other contributions at the board of directors' discretion. Vesting for the employer contributions is 25% per year for each full year of service.

     We also adopted the Doane Pet Care Savings and Investment Plan - Union Plan on June 1, 1998. The plan covers eligible union employees at the Joplin, Missouri plant. This plan is intended to be a qualified retirement plan under the Internal Revenue Code and permits employee contributions between 1% and 15% of pre-tax earnings, subject to annual dollar limits set by the IRS, and provides for a variety of investment options. Effective April 1, 2000, the union employees of the Muscatine, Iowa plant became eligible for coverage under the plan.

     Non-Qualified Salary Continuation Agreements. Doane has entered into agreements with all of the Named Executive Officers to provide benefits to those employees or their beneficiaries in the event of the death of the employee or retirement by the employee at age 65 or on or after age 55 with 10 years of service with Doane. If the employee remains employed until age 65, the employee or the employee's beneficiary will receive an annual retirement benefit payable for 10 years in accordance with a specified formula. If the employee terminates employment before age 65 but after age 55 and with 10 years of service with Doane, the employee's retirement benefit will be reduced in accordance with percentages specified in the agreement, depending upon the employee's age at retirement ranging from 100% at age 65 to 55.8% at age 55.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of our issued and outstanding shares of common stock are held by Doane Pet Care Enterprises, Inc. As of March 29, 2001 we had 1,200,000 shares of preferred stock issued and outstanding, 200,000 of which were held by JPMP and 1,000,000 of which were held by qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933. The following table sets forth certain information regarding the beneficial ownership of Doane Pet Care Enterprises, Inc.'s common stock as of March 29, 2001 by (i) each director; (ii) each Named Executive Officer; (iii) each person who is known by Doane to own beneficially 5% or more of the common stock of Doane Pet Care Enterprises, Inc.;
(iv) all parties to the investors' agreement as a group; and (v) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares indicated as owned by that person. Certain of Doane Pet Care Enterprises, Inc.'s principal stockholders are parties to the investors' agreement. See Item 13 -- "Certain Relationships and Related Transactions -- Investors' Agreement."

                                                  SHARES OF COMMON   PERCENT OF OUTSTANDING
NAME OF BENEFICIAL OWNER (1)                       STOCK OF DPCAC    COMMON STOCK OF DPCAC
----------------------------                      ----------------   ----------------------
JPMP(2).........................................     10,212,295               39.5%
BRS(3)..........................................      6,162,867               29.1
Summit(4).......................................      5,832,272               25.7
DLJMB(5)........................................      4,866,356               21.0
Laura Hawkins Mansur(6).........................      1,781,000                9.6
Bob L. Robinson(7)..............................      1,181,546                6.3
Jeffrey C. Walker(2)............................     10,212,295               39.5
Stephen C. Sherrill(3)..........................      6,162,723               29.1
George B. Kelly(4)..............................      5,832,272               25.7
Peter T. Grauer(5)..............................      4,866,356               21.0
Douglas J. Cahill(8)............................        409,962                2.2
Thomas R. Heidenthal(8).........................        375,055                2.0
David L. Horton(8)..............................         74,661                  *
Philip K. Woodlief(8)...........................         32,741                  *
Joseph J. Meyers(8).............................         17,920                  *
All parties to the investors' agreement as a
  group.........................................     33,872,652               94.8
All executive officers and directors as a
  group(14 persons).............................     28,014,774               78.5

---------------

 *  Represents less than one percent.

(1) The address of JPMP and Mr. Walker is 1221 Avenue of the Americas, New York, New York 10020. The address of BRS and Mr. Sherrill is 126 East 56th Street, New York, New York 10022. The address of Summit and Mr. Kelly is 600 Travis, Suite 6110, Houston, Texas 77002. The address of DLJMB and Mr. Grauer is 277 Park Avenue, New York, New York 10172. The address of Mr. Mansur is 5602 Indian Circle, Houston, TX 77056. The address of Mr. Robinson is 8591 SE Highway 166, Baxter Springs, KS 66713. The address of Messrs. Cahill, Heidenthal, Horton, Woodlief and Meyers is 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027.

(2) Amount represents shares held by JPMP and related parties. Of the 10,212,295 shares indicated as owned by JPMP, (i) 428,000 represent shares of Class A Common Stock; (ii) 2,560,093 represent shares of Class B Common Stock; (iii) 902,984 are shares issuable within 60 days upon exercise of warrants; and
    (iv) 6,321,218 are shares issuable within 60 days upon exercise of warrants issued in connection with the Sponsor Facility. Mr. Walker, a director of Doane, is Managing General Partner of Chase Capital Partners, an affiliate of JPMP, and may be deemed to beneficially own the shares indicated as owned by JPMP. Mr. Walker disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Exchange Act.

(3) Amount includes shares held by BRS and certain other entities and individuals affiliated with BRS. Of the 6,162,867 shares indicated as owned by BRS, (i) 3,585,822 represent shares of Class A Common Stock and (ii) 2,577,045 are shares issuable within 60 days upon exercise of warrants to be issued in connection with the Sponsor Facility. Of the shares indicated as owned by BRS, (i) 60,617 shares of Class A Common Stock and (ii) 44,042 shares issuable within 60 days upon exercise of warrants to be issued in connection with the Sponsor Facility, are owned individually by Mr. Sherrill, a director of Doane. Mr. Sherrill may be deemed to beneficially own 5,924,484 shares beneficially owned by BRS and certain other entities and individuals affiliated with BRS. Mr. Sherrill disclaims beneficial ownership of 238,383 of such shares within the meaning of Rule 13d-3 of the Exchange Act.

(4) Amount represents shares held by Summit, which is a limited partnership, of which SCI serves as the general partner. Of the 5,382,272 shares owned by Summit, (i) 3,104,171 represent shares of Class A common stock and (ii) 2,278,101 are shares issuable within 60 days upon exercise of warrants issued in connection with the Sponsor Facility. Mr. Kelly, a director of Doane, is Chairman of the Board and a stockholder of SCI. Mr. Kelly may be deemed to beneficially own the shares indicated because of Mr. Kelly's affiliation with Summit. Mr. Kelly disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Exchange Act.

(5) Amount represents shares held by DLJMB and related parties. Of the 4,866,356 shares held by DLJMB, (i) 351,428 represents shares of Class A common stock and (ii) 4,514,928 are shares issuable within 60 days upon the exercise of warrants. Of the warrants indicated, warrants to purchase 2,126,748 shares, 950,960 shares, 55,136 shares, 857,640 shares and 524,444 shares are held by DLJMB, DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc. and DLJ First ESC L.P., respectively. DLJMB is a limited partnership, the general partner of which is DLJ Merchant Banking, Inc., an affiliate of Credit Suisse First Boston (USA), Inc. ("CSFB"), formerly known as Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Grauer is a director of Doane and serves as a Managing Director of DLJ Merchant Banking, Inc. and as such may be deemed to beneficially own such shares. Mr. Grauer disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

(6) Of the shares indicated as owned by Mrs. Mansur, 634,500 are held in Mr. Mansur's name, 846,510 are owned by Mrs. Mansur and 300,000 are held in trust for their children.

(7) Of the shares indicated as owned by Mr. Robinson, 250,870 are held in Mr. Robinson's name, 560,000 are held in a limited partnership of which Mr. Robinson is the Managing Partner, 164,067 are held in trust for Mr. Robinson, 164,067 are held in trust for Mr. Robinson's wife, Jeanine L. Robinson, and 42,542 are held in Mrs. Robinson's name.

(8) Amounts include options which are exercisable within 60 days as follows:
    164,400, Mr. Cahill; 106,712, Mr. Heidenthal; 26,880, Mr. Horton; 17,920,
    Mr. Meyers; and 4,960, Mr. Woodlief. In addition, amounts include shares which are issuable within 60 days upon exercise of warrants issued in connection with the

Sponsor Facility as follows: 68,343, Mr. Heidenthal; 45,562, Mr. Cahill; 22,781, Mr. Horton; and 22,781, Mr. Woodlief.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTORS' AGREEMENT

     Doane Pet Care Enterprises, Inc, Doane, Summit, SCI, JPMP and an affiliate thereof, DLJMB and certain of its affiliates, BRS and certain affiliated entities and individuals, all of the former stockholders of Windy Hill and certain other stockholders of Doane are parties to a Second Amended and Restated Investors' Agreement. The investors' agreement contains provisions concerning the governance of Doane Pet Care Enterprises, Inc. and Doane, restrictions on the transferability of the securities of Doane Pet Care Enterprises, Inc. and Doane and registration rights for such securities.

     The governance provisions of the investors' agreement provide that the boards of directors of Doane and Doane Pet Care Enterprises, Inc. will both consist of seven members. At any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by JPMP (which, for the purposes of the investors' agreement, includes warrants on an as-if exercised basis) is 5% or more, JPMP will have the right to designate two individuals as directors. At any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by DLJMB is 5% or more, DLJMB will have the right to designate one individual as director. Additionally, one designee as director shall be the Chief Executive Officer of Doane Pet Care Enterprises, Inc. and one will be an independent director designated by a majority of the board of directors. At any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by the Summit investors is 50% or more of the number of shares of common stock of Doane Pet Care Enterprises, Inc. it owned as of August 3, 1998, the Summit investors will have the right to designate one individual as director. At any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by the Windy Hill investors is 50% or more of the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned by them as of August 3, 1998, BRS will have the right to designate one individual.

SPONSOR FACILITY

     In March 2001, we refinanced $25.0 million of indebtedness under the existing senior credit facility with loans from shareholders of our parent, Doane Pet Care Enterprises, Inc. The Sponsor Facility will be used to pay down the senior credit facility. The Sponsor Facility is a senior unsecured loan bearing interest at 15.0%. Principal and accrued interest under the loan are due on March 15, 2007. The amendment to our senior credit facility, which we entered into in connection with the refinancing, restricts the payment of any interest or principal on the Sponsor Facility until the ratio of our Average Senior Debt to EBITDA, as defined in the amendment, calculated on a pro forma basis giving effect to any such principal or interest payments, is no greater that 2.75 to
1.00 and we maintain at least $35.0 million of credit availability (the "Payment Test"). The Sponsor Facility requires that all unpaid interest and principal be paid at the end of each quarter in which the Payment Test is achieved, to the extent allowed by the senior credit facility. We do not believe any payments will be made on the Sponsor Facility in 2001. We have received unconditional commitments to fund the Sponsor Facility for $25.0 million from the following shareholders of our parent: 1) JPMP for $13.9 million; 2) BRS and certain affiliates for $5.6 million; 3) SCI for $5.0 million; and 4) certain executive officers for a total of $0.5 million. Of the total $25.0 million commitment, $20.1 million of the commitments was received prior to March 29, 2001 with the unpaid amount due no later than April 12, 2001. In addition, under the amendment we have reserved the right to incur additional loans totaling $4.7 million from certain other shareholders of our parent by no later than May 15, 2001. Our parent will issue warrants in connection with the Sponsor Facility that will give the warrantholders the right to purchase 30.0% of the outstanding stock of our parent for a nominal amount. Additional warrants will be issued if any of the $4.7 million permitted incremental loans are issued.

TRANSACTIONS WITH DLJMB AND ITS AFFILIATES

     In 1995, CSFB entered into a financial advisory agreement with Doane Pet Care Enterprises, Inc. and Doane which expired on October 5, 2000. The financial advisory agreement provided for an annual retainer fee of $100,000 plus reimbursable expenses.

     DLJMB is an affiliate of CSFB and DLJ Capital Funding, Inc. ("DLJ Capital"). DLJSC and DLJ Capital and their affiliates perform various investment banking and commercial banking services from time to time for us and for Doane Pet Care Enterprises, Inc. DLJ Capital serves as an agent bank under our senior credit facility. CSFB, DLJ Capital and their affiliates have received, and will receive, customary compensation for acting in the foregoing capacities.

TRANSACTIONS WITH SCI

     SCI is the general partner of Summit, which is the owner of 3,104,171 shares of common stock and warrants to purchase 2,278,101 shares of Doane Pet Care Enterprises, Inc. In addition to certain payments of fees and reimbursements for out-of-pocket expenses in connection with our acquisition in 1995, SCI was paid for services pursuant to a management advisory agreement with Doane, which expired on October 5, 2000. Under the management advisory agreement, Doane paid SCI an annual fee of $200,000 plus reimbursable expenses.

     SCI and Summit are parties to the investors' agreement. In accordance with the investors' agreement, SCI has designated Mr. Kelly to the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

TRANSACTIONS WITH JPMP AND AFFILIATES

     JPMP is an affiliate of Chase Securities Inc. ("CSI") and The Chase Manhattan Bank ("Chase"). JPMP and an affiliate of JPMP own:

     - 200,000 shares of our preferred stock;

     - 428,000 shares of Class A Common Stock of Doane Pet Care Enterprises, Inc. and 2,560,093 shares of Class B (non-voting) Common Stock of Doane Pet Care Enterprises, Inc.; and

     - warrants to purchase 7,224,202 shares of common stock of Doane Pet Care Enterprises, Inc.

     JPMP is a party to the investors' agreement. In accordance with the investors' agreement, JPMP has designated Jeffrey C. Walker, the Managing General Partner of JPMorgan Partners, which is an affiliate of JPMP, to the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

     CSI, Chase and their affiliates perform various investment banking and commercial banking services from time to time for Doane and its affiliates. Chase serves as an agent bank and a lender to Doane under the senior credit facility. CSI, Chase and their affiliates have received, and will receive, customary compensation for acting in the foregoing capacities.

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Financial Statements

          (3) Exhibits

     The following exhibits are filed as part of this report:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of Doane Pet Care Company
                            (incorporated by reference to Exhibit 3.1 to Doane Pet
                            Care Company's Registration Statement on Form S-1, Reg.
                            No. 33-98110 (the "Form S-1"))
          3.2            -- Certificate of Amendment to Certificate of Incorporation
                            of Doane Pet Care Company (incorporated by reference to
                            Exhibit 3.2 to Doane Pet Care Company's Annual Report on
                            Form 10-K for the year ended December 31, 1997 (the "1997
                            Form 10-K"))
          3.3            -- Bylaws of Doane Pet Care Company (incorporated by
                            reference to Exhibit 3.2 to the Form S-1)
          4.1            -- Indenture dated November 12, 1998 between Doane Pet Care
                            Company and Wilmington Trust Company (incorporated by
                            reference to Exhibit 10.12 of Doane Pet Care Enterprises,
                            Inc.'s Registration Statement on Form S-1, Reg. No.
                            333-61027 ("Enterprises' Form S-1"))
          4.2            -- Registration Agreement among Doane Pet Care Company,
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            Chase Securities Inc. dated November 12, 1998
                            (incorporated by reference to Exhibit 4.2 to Doane Pet
                            Care Company's Registration Statement on Form S-4, Reg.
                            No. 333-70759 (the "Form S-4"))
         *9.1            -- Second Amended and Restated Investors' Agreement dated as of March 26, 2001 among Doane Pet Care Company, Doane Pet
                            Care Enterprises, Inc., Summit Capital Inc., Summit/DPC
                            Partners Inc., Baseball Partners, DLJ Merchant Banking
                            Partners, L.P., DLJ International Partners, C.V., DLJ
                            Offshore Partners, C.V., DLJ Merchant Banking Funding,
                            Inc., DLJ First ESC, L.P., Bruckmann, Rosser, Sherrill &
                            Co., L.P., PNC Capital Corp., and certain other persons
                            name therein
        +10.1            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Douglas J. Cahill (incorporated by
                            reference to Exhibit 10.3 to the 1997 Form 10-K)
        +10.2            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Thomas R. Heidenthal (incorporated
                            by reference to Exhibit 10.4 to the 1997 Form 10-K)
        +10.3            -- Employment Agreement dated February 15, 1999, between
                            Doane Pet Care Company and Philip K. Woodlief
                            (incorporated by reference Exhibit 10.14 to Enterprises'
                            Form S-1)
       +*10.4            -- First Amendment to Employment Agreement dated as of
                            January 1, 2001, between Doane Pet Care Company and
                            Philip K. Woodlief
        +10.5            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and David L. Horton (incorporated by
                            reference to Exhibit 10.6 to the Form S-4)
       +*10.6            -- First Amendment to Employment Agreement dated as of
                            January 1, 2001, between Doane Pet Care Company and David
                            L. Horton
       +*10.7            -- Employment Agreement dated August 17, 1998, between Doane
                            Pet Care Company and Joseph J. Meyers
       +*10.8            -- First Amendment to Employment Agreement dated as of
                            January 1, 2001, between Doane Pet Care Company and
                            Joseph J. Meyers

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.9            -- Doane Pet Care Enterprises, Inc.'s 1996 Stock Option Plan
                            (incorporated by reference to Exhibit 10.7 to Doane Pet
                            Care Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996)
        +10.10           -- First Amendment to Doane Pet Care Enterprises, Inc.'s
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.8 to the 1997 Form 10-K)
        +10.11           -- Second Amendment to Doane Pet Care Enterprises, Inc.'s,
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.9 to the 1997 Form 10-K)
        +10.12           -- Doane Pet Care Enterprises, Inc.'s 1999 Stock Incentive
                            Plan (incorporated by reference to Exhibit 10.10 to Doane
                            Pet Care Company's Annual Report on Form 10-K for the
                            fiscal year ended January 1, 2000)
         10.13           -- Amended and Restated Credit Agreement dated as of May 8,
                            2000 among Doane Pet Care Company, as borrower, The Chase
                            Manhattan Bank, as administrative agent, DLJ Capital
                            Funding, Inc, as syndication agent, and Firstar Bank,
                            N.A., as documentation agent, and the banks named therein
                            (incorporated by reference to Exhibit 10.1 to Doane Pet
                            Care Company's Quarterly Report on Form 10-Q for the
                            quarterly period ended July 1, 2001)
        *10.14           -- First Amendment to Amended and Restated Credit Agreement
                            dated as of March 26, 2001 among Doane Pet Care Company,
                            as borrower, The Chase Manhattan Bank, as administrative
                            agent, DLJ Capital Funding, Inc, as syndication agent,
                            and Firstar Bank, N.A., as documentation agent, and the
                            banks named therein.
        *10.15           -- Loan and Warrant Agreement dated as of March 26, 2001
                            among Doane Pet Care Enterprises, Inc., Doane Pet Care
                            Company, and each of the lenders named therein.
        *21.1            -- List of Subsidiaries of Doane Pet Care Company
        *23.1            -- Consent of KPMG LLP

---------------

* Filed herewith

+ Management contracts or compensatory plans or arrangements.

     (b) Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DOANE PET CARE COMPANY

                                            By:   /s/ PHILIP K. WOODLIEF
                                              ----------------------------------
                                                      Philip K. Woodlief
                                              Vice President and Chief Financial
                                                            Officer

                                            By:    /s/ STEPHEN P. HAVALA
                                              ----------------------------------
                                                      Stephen P. Havala
                                                   Corporate Controller and
                                                 Principal Accounting Officer

Date: March 30, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ GEORGE B. KELLY                   Chairman of the Board and          March 30, 2001
-----------------------------------------------------    Director
                   George B. Kelly

                /s/ DOUGLAS J. CAHILL                  Chief Executive Officer,           March 30, 2001
-----------------------------------------------------    President and Director
                  Douglas J. Cahill                      (Principal Executive Officer)

               /s/ PHILIP K. WOODLIEF                  Vice President and Chief           March 30, 2001
-----------------------------------------------------    Financial Officer (Principal
                 Philip K. Woodlief                      Financial Officer)

                 /s/ PETER T. GRAUER                   Director                           March 30, 2001
-----------------------------------------------------
                   Peter T. Grauer

                /s/ JEFFREY C. WALKER                  Director                           March 30, 2001
-----------------------------------------------------
                  Jeffrey C. Walker

               /s/ STEPHEN C. SHERRILL                 Director                           March 30, 2001
-----------------------------------------------------
                 Stephen C. Sherrill

                 /s/ MATHEW J. LORI                    Director                           March 30, 2001
-----------------------------------------------------
                   Mathew J. Lori

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                             FINANCIAL INFORMATION

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of January 1, 2000 and
  December 30, 2000.........................................  F-3
Consolidated Statements of Income for the years ended
  December 31, 1998, January 1, 2000 and December 30,
  2000......................................................  F-4
Consolidated Statements of Stockholder's Equity and
  Comprehensive Income for the years ended December 31,
  1998, January 1, 2000 and December 30, 2000...............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, January 1, 2000 and December 30,
  2000......................................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Doane Pet Care Company

     We have audited the accompanying consolidated balance sheets of Doane Pet Care Company and subsidiaries as of January 1, 2000 and December 30, 2000 and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for the years ended December 31, 1998, January 1, 2000 and December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doane Pet Care Company and subsidiaries at January 1, 2000 and December 30, 2000 and the results of its operations and its cash flows for the years ended December 31, 1998, January 1, 2000 and December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                                      /s/ KPMG LLP

Houston, Texas
March 29, 2001

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................   $  7,194      $  3,158
  Accounts receivable, net..................................     69,156       125,135
  Inventories, net..........................................     52,938        73,013
  Deferred tax asset........................................     14,720        17,364
  Prepaid expenses and other current assets.................      3,799         5,796
                                                               --------      --------
          Total current assets..............................    147,807       224,466
Property, plant and equipment, net..........................    216,067       284,705
Goodwill and other intangible assets, net...................    298,545       364,108
Other assets................................................     30,877        38,306
                                                               --------      --------
          Total assets......................................   $693,296      $911,585
                                                               ========      ========

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt......................   $ 17,131      $ 29,826
  Accounts payable..........................................     64,512       110,696
  Accrued liabilities.......................................     33,332        53,609
                                                               --------      --------
          Total current liabilities.........................    114,975       194,131
Long-term debt, excluding current maturities................    410,791       543,339
Other long-term liabilities.................................      8,169         8,098
Deferred tax liability......................................     30,450        39,931
                                                               --------      --------
          Total liabilities.................................    564,385       785,499
                                                               --------      --------
Senior Preferred Stock, 3,000,000 shares authorized,
  1,200,000 shares issued and outstanding (aggregate initial
  liquidation value of $30,000).............................     45,965        55,205
                                                               --------      --------
Commitments and contingencies
Stockholder's equity:
  Common stock, $0.01 par value; 1,000 shares authorized,
     issued and outstanding.................................         --            --
  Additional paid-in-capital................................    106,708       107,280
  Accumulated other comprehensive income (loss).............       (170)        1,318
  Accumulated deficit.......................................    (23,592)      (37,717)
                                                               --------      --------
          Total stockholder's equity........................     82,946        70,881
                                                               --------      --------
          Total liabilities and stockholder's equity........   $693,296      $911,585
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                                1998          2000          2000
                                                            ------------   ----------   ------------
Net sales.................................................    $686,663      $770,591      $891,851
Cost of goods sold........................................     554,447       576,490       683,990
                                                              --------      --------      --------
          Gross profit....................................     132,216       194,101       207,861
Operating expenses:
  Promotion and distribution..............................      45,039        61,188        72,184
  Selling, general and administrative.....................      26,266        40,912        50,507
  Amortization of intangibles.............................       6,468        10,357        12,779
  Non-recurring expenses..................................      10,043         2,539        28,639
                                                              --------      --------      --------
          Income from operations..........................      44,400        79,105        43,752
Interest expense, net.....................................      31,136        39,739        51,223
Non-recurring finance charges.............................       4,599            --            --
Other (income) expense, net...............................         164        (1,201)       (1,732)
                                                              --------      --------      --------
          Income (loss) before income taxes, extraordinary
            loss and cumulative effect of a change in
            accounting principle..........................       8,501        40,567        (5,739)
Income tax expense (benefit)..............................       3,602        16,858          (854)
                                                              --------      --------      --------
          Income (loss) before extraordinary loss and
            cumulative effect of a change in accounting
            principle.....................................       4,899        23,709        (4,885)
Extraordinary loss, net of income tax benefit of
  $16,001.................................................      26,788            --            --
Cumulative effect at adoption on January 1, 1999 of a
  change in accounting for commodity derivative
  instruments, net of income tax benefit of $1,440........          --        (2,263)           --
                                                              --------      --------      --------
          Net income (loss)...............................     (21,889)       21,446        (4,885)
Preferred stock dividends and accretion...................      (7,247)       (8,173)       (9,240)
                                                              --------      --------      --------
          Net income (loss) available to common shares....    $(29,136)     $ 13,273      $(14,125)
                                                              ========      ========      ========
Basic and diluted net income (loss) per common share:
  Income (loss) from continuing operations................      (2,348)       15,536       (14,125)
  Extraordinary loss......................................     (26,788)           --            --
  Cumulative effect of accounting change..................          --        (2,263)           --
                                                              --------      --------      --------
          Net income (loss) per common share..............    $(29,136)     $ 13,273      $(14,125)
                                                              ========      ========      ========
Basic and diluted weighted-average common shares
  outstanding.............................................       1,000         1,000         1,000
                                                              ========      ========      ========

          See accompanying notes to consolidated financial statements.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND
                              COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        ACCUMULATED
                                         COMMON STOCK     ADDITIONAL       OTHER
                                        ---------------    PAID-IN     COMPREHENSIVE   ACCUMULATED
                                        SHARES   AMOUNT    CAPITAL        INCOME         DEFICIT      TOTAL
                                        ------   ------   ----------   -------------   -----------   --------
BALANCES AT DECEMBER 31, 1997.........  1,000     $--      $ 41,675       $    --       $ (7,729)    $ 33,946
Comprehensive loss:
  Net loss............................     --      --            --            --        (21,889)     (21,889)
  Foreign currency translation, net...     --      --            --           489             --          489
                                                                                                     --------
         Total comprehensive loss.....                                                                (21,400)
                                                                                                     --------
Preferred stock dividends.............     --      --            --            --         (6,170)      (6,170)
Accretion of preferred stock..........     --      --            --            --         (1,077)      (1,077)
Stock compensation expense............     --      --           765            --             --          765
Dividend to Parent....................     --               (13,449)           --             --      (13,449)
Capital contribution..................     --      --         1,359            --             --        1,359
Capital contribution related to Windy
  Hill acquisition....................     --      --        75,320            --             --       75,320
                                        -----     ---      --------       -------       --------     --------
BALANCES AT DECEMBER 31, 1998.........  1,000     $--      $105,670       $   489       $(36,865)    $ 69,294
Comprehensive income:
  Net income..........................     --      --            --            --         21,446       21,446
  Foreign currency translation, net...     --      --            --        (1,714)            --       (1,714)
  Unrealized holding gain, net of tax
    of $682...........................     --      --            --         1,055             --        1,055
                                                                                                     --------
         Total comprehensive income...                                                                 20,787
                                                                                                     --------
Preferred stock dividends.............     --      --            --            --         (7,096)      (7,096)
Accretion of preferred stock..........     --      --            --            --         (1,077)      (1,077)
Capital contribution..................     --      --         1,038            --             --        1,038
                                        -----     ---      --------       -------       --------     --------
BALANCES AT JANUARY 1, 2000...........  1,000     $--      $106,708       $  (170)      $(23,592)    $ 82,946
Comprehensive loss:
  Net loss............................     --      --            --            --         (4,885)      (4,885)
  Foreign currency translation, net...     --      --            --         2,260             --        2,260
  Unrealized holding loss, net of tax
    of $(600).........................     --      --            --          (772)            --         (772)
                                                                                                     --------
         Total comprehensive loss.....                                                                 (3,397)
                                                                                                     --------
Preferred stock dividends.............     --      --            --            --         (8,163)      (8,163)
Accretion of preferred stock..........     --      --            --            --         (1,077)      (1,077)
Capital contribution..................     --      --           572            --             --          572
                                        -----     ---      --------       -------       --------     --------
BALANCES AT DECEMBER 30, 2000.........  1,000     $--      $107,280       $ 1,318       $(37,717)    $ 70,881
                                        =====     ===      ========       =======       ========     ========

          See accompanying notes to consolidated financial statements.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEARS ENDED
                                                           ----------------------------------------
                                                           DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                               1998          2000          2000
                                                           ------------   ----------   ------------
Cash flows from operating activities:
  Net income (loss)......................................   $ (21,889)     $ 21,446     $  (4,885)
  Items not requiring (providing) cash:
     Depreciation........................................      11,409        15,726        23,555
     Amortization of intangibles.........................       6,468        10,357        12,779
     Deferred income tax expense.........................       3,352        15,501        (1,780)
     Non-cash interest expense...........................       1,564         1,915         2,368
     Equity in joint ventures............................        (273)       (1,075)         (895)
     Cumulative effect of accounting change..............          --         2,263            --
     Extraordinary loss..................................      26,788            --            --
     Other non-cash charges (credits), net...............       1,696          (802)        7,606
     Changes in current assets and liabilities (excluding
       amounts acquired):
       Accounts receivable...............................      (1,537)       27,660       (31,300)
       Inventories.......................................          72        (3,275)       (4,103)
       Prepaid expenses and other current assets.........      (2,665)       (5,099)        1,659
       Accounts payable..................................       6,707       (10,805)       27,626
       Accrued liabilities...............................       2,300       (13,874)       12,758
                                                            ---------      --------     ---------
          Net cash provided by operating activities......      33,992        59,938        45,388
                                                            ---------      --------     ---------
Cash flows from investing activities:
  Acquisition related payments...........................     (31,907)       (6,063)     (145,764)
  Capital expenditures...................................     (23,327)      (26,668)      (35,347)
  Other, net.............................................      (1,066)       (1,727)         (205)
                                                            ---------      --------     ---------
          Net cash used in investing activities..........     (56,300)      (34,458)     (181,316)
                                                            ---------      --------     ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...............     454,764         4,913       159,007
  Principal payments on long-term debt...................    (400,533)      (13,772)      (22,706)
  Net borrowings (repayments) under revolving credit
     agreements..........................................      32,000       (22,000)       (2,400)
  Payment for debt issuance costs and Refinancing
     Transactions........................................     (39,709)           --        (2,501)
  Industrial development revenue bonds financing.........      (9,000)        8,730            --
  Dividend to Parent.....................................     (13,449)           --            --
  Capital contribution...................................       1,359           598           572
                                                            ---------      --------     ---------
          Net cash provided by (used in) financing
            activities...................................      25,432       (21,531)      131,972
Effect of exchange rate changes on cash and cash
  equivalents............................................         225          (104)          (80)
                                                            ---------      --------     ---------
          Increase (decrease) in cash and cash
            equivalents..................................       3,349         3,845        (4,036)
Cash and cash equivalents, beginning of year.............          --         3,349         7,194
                                                            ---------      --------     ---------
Cash and cash equivalents, end of year...................   $   3,349      $  7,194     $   3,158
                                                            =========      ========     =========

          See accompanying notes to consolidated financial statements.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Doane Pet Care Company ("Company" or "Doane") is a wholly-owned subsidiary of Doane Pet Care Enterprises, Inc. ("Parent" or "Enterprises"). The Company is a leading global provider of pet food, primarily private label, with 36 combined manufacturing and distribution facilities in the United States and Europe. The Company offers a full line of pet food products for dogs and cats, including both dry and wet (canned) food, treats and biscuits, to retailers of all types. The Company also operates a machine shop and a structural steel fabrication plant that sells to third parties and supports the Company's facilities.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's 50% joint venture investments are accounted for under the equity method.

  52-53 Week Fiscal Year

     For the year ended December 31, 1998, the Company's fiscal year end was a calendar year end. Effective January 1, 1999, the Company implemented a fiscal year that ends on the Saturday nearest to the end of December; and therefore, fiscal 1999 and 2000 ended on January 1, 2000 and December 30, 2000, respectively.

  Reclassifications

     Certain fiscal 1998 and 1999 amounts have been reclassified to conform with fiscal 2000 presentation.

  Use of Estimates

     In conformity with generally accepted accounting principles, preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements; and therefore, actual results could ultimately differ from those estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents include all liquid investments with original maturities of three months or less.

  Accounts Receivable

     Accounts receivable is stated at net realizable value through recording allowances for doubtful accounts and sales returns of $1.0 million and $2.2 million at January 1, 2000 and December 30, 2000, respectively. The Company extends unsecured credit in the form of accounts receivable, principally to retailers and national branded companies throughout the United States and Europe, with credit extended to one customer approximating 45% and 47% of accounts receivable, net, at January 1, 2000 and December 30, 2000, respectively.

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

  Property, Plant and Equipment

     Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of 20 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment.

  Goodwill and Other Intangible Assets

     Goodwill has been recorded under the purchase accounting method to represent the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Other intangible assets consists of trademarks. The Company amortizes goodwill over 20 and 40 years and trademarks over 30 years using the straight-line method. The recovery of the carrying value of goodwill and other intangible assets is periodically evaluated for impairment in relation to the operating performance and expected future operating cash flows of the Company on an undiscounted basis. If the carrying value of such assets exceeds the expected undiscounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount of the net acquired assets exceeds the fair value, which is calculated using expected discounted future operating cash flows.

  Financial Instruments

     The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximates book value at January 1, 2000 and December 30, 2000. The fair value of long-term debt is based upon market value, if traded, or discounted at the estimated rate the Company would currently incur on similar debt. See Note 10 -- Fair Value of Financial Instruments.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities. The differences are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

  Revenue Recognition

     Revenue is recognized at the time the product is shipped. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"). SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's adoption of SAB 101 effective January 2, 2000 did not have a material impact on its consolidated financial position or results of operations.

  Commodity Derivative Instruments

     The Company manages its commodity price risk associated with market fluctuations by using derivative instruments for portions of its corn and soybean meal purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. Settlement of positions are either by financial settlement with the exchanges or by exchange for the physical commodity, in which case, the Company delivers the contract against the acquisition of the physical commodity. The Company's policy does not permit speculative commodity trading.

     On January 1, 1999, the Company adopted Statement on Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. Upon adoption of SFAS 133, the Company does not defer gains and losses associated with its commodity derivative instruments; and therefore, all changes in the fair value of the Company's derivative instruments for commodities are

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
included in cost of goods sold in the accompanying consolidated statements of income for fiscal 1999 and 2000.

  Interest Rate Swap Contracts

     The Company periodically uses interest rate swap contracts to limit its exposure to the interest rate risk associated with its floating rate debt, approximately $262.9 million and $403.2 million at January 1, 2000 and December 30, 2000, respectively. The Company's policy does not permit speculative trading related to its debt. At January 1, 2000 and December 30, 2000, $74.2 million and $126.6 million, respectively, of the Company's floating rate debt was hedged by interest rate swap contracts. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Amounts received or paid under interest rate swap contracts are recorded as reductions or additions to interest expense. Since adoption of SFAS 133 at January 1, 1999, the Company's interest rate swap contracts have been designated as cash flow hedges with changes in fair value recognized in accumulated other comprehensive income
(loss) in the accompanying consolidated balance sheets. The Company had a cumulative deferred gain of $1.0 million, net of deferred tax expense of $0.7 million, at January 1, 2000 and a cumulative deferred loss of $1.3 million, net of deferred tax benefit of $0.8 million, at December 30, 2000. The maturity dates of the Company's outstanding interest rate swap contracts at December 30, 2000 extend through November 2003.

  Foreign Currency Derivative Instruments

     The Company has entered into various foreign currency exchange contracts to manage its exposure to exchange rate fluctuations on foreign currency transactions. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contracts. Gains and losses on foreign currency contracts are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet at December 30, 2000. The Company had a cumulative deferred gain on foreign currency forward contracts at December 30, 2000 of $0.5 million, net of deferred tax expense of $0.2 million. The Company had open forward currency contracts at December 30, 2000 maturing with the next 12 months with a notional value of $27.5 million and a fair value loss of $1.5 million. The Company did not have any foreign currency forward contracts outstanding prior to fiscal 2000.

  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of (1) net income (loss); (2) foreign currency translation adjustment, including changes in the fair value of the Company's Euro-denominated debt designated as a hedge of the Company's net investment in Arovit; and (3) unrealized holding gains and losses on interest rate swap contracts and foreign currency derivative instruments designated as hedges. Comprehensive income (loss) is presented in the accompanying consolidated statements of stockholder's equity and comprehensive income.

  Foreign Currency Gains and Losses

     The Company's foreign-owned assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the balance sheet dates. Results of foreign operations have been translated using the average exchange rate during the periods of operation. The translation adjustment for the Company's net investment in foreign operations has been recognized as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are recognized in the accompanying consolidated statements of income as they occur.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

  Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is calculated using the weighted average number of common shares of common stock outstanding during the period after adjusting net income (loss) for unpaid cumulative preferred stock dividends and the accretion of the preferred stock. Diluted net income (loss) per common share is the same as basic net income (loss) per common share as no common stock equivalents exist.

(2) CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1999, the Company adopted SFAS 133, which establishes new accounting and reporting guidelines for derivatives and hedging transactions. At the date of adoption, the Company had commodity derivative losses that had been properly deferred as required by previous accounting guidance. Since adoption of SFAS 133, the Company does not defer gains or losses associated with its commodity derivative transactions. As a result, the Company recorded a cumulative effect of a change in accounting principle related to commodity derivative instruments of $2.3 million, net of income tax benefit of $1.4 million, at adoption on January 1, 1999.

(3) ACQUISITIONS

  Ipes Iberica, S.A. ("Ipes") Acquisition

     On April 17, 1998, the Company purchased 100% of the outstanding stock of Ipes for $26.2 million, net of cash acquired. Ipes is a private label dry pet food manufacturer located in Spain. The transaction was financed through a $20.9 million non-recourse facility provided by the HSBC Investment Bank, Plc. in Spain, and $7.4 million from the Company's senior credit facility. This transaction has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. Goodwill of approximately $15.5 million was recorded in connection with this transaction. The goodwill is being amortized over 40 years on a straight-line basis. The results of operations for Ipes have been included in the accompanying consolidated statements of income since April 17, 1998.

  Windy Hill Pet Food ("Windy Hill") Acquisition

     On August 3, 1998, the Company acquired Windy Hill for approximately 6.4 million shares of its Parent's common stock valued at $63.6 million and the assumption of $183.5 million of indebtedness. Windy Hill was a manufacturer of pet food for both dogs and cats, including dry, canned, semi-moist, soft dry, soft treats and dog biscuits. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. Goodwill of approximately $68.7 million was recorded in connection with this transaction. The goodwill is being amortized over 40 years on a straight-line basis. The results of operations for Windy Hill have been included in the accompanying consolidated statements of income since August 3, 1998.

  DIPP Acquisition

     On July 30, 1999, the Company acquired a 50% interest in the business of North American Pet Products, Inc. for $0.8 million in cash and 40,000 shares in Parent's common stock valued at $0.4 million. The jointly owned business has operated under the name of Doane International Pet Products LLC ("DIPP") since the acquisition and will be the Company's exclusive distributor of Doane manufactured products, as well as DIPP's existing product lines, in the Asian and Latin American markets. The Company's investment in DIPP is being accounted for under the equity method. The Company's share of DIPP's earnings has been included in the accompanying consolidated statements of income since July 30, 1999.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

  Larkshall Acquisition

     On October 14, 1999, the Company acquired all of the assets of the Larkshall Extrusions ("Larkshall") division of Buxted Chicken Limited for $5.0 million in cash. Larkshall is a manufacturer of a complete range of dry pet foods, with an emphasis on super premium pet foods, located in England. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired. The results of operations for Larkshall have been included in the accompanying consolidated statements of income since October 14, 1999.

  Arovit Acquisition

     On May 10, 2000, the Company acquired A/S Arovit Petfood ("Arovit"), headquartered in Esbjerg, Denmark, for approximately DKK 1.2 billion ($144.4 million) and assumed indebtedness, net of cash, of approximately DKK 97.0 million ($11.8 million).

     Arovit manufactures and sells a full range of pet food products, throughout Europe, for dogs and cats, including wet, dry and treats, primarily through private label programs. This acquisition was accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. In connection with the purchase of Arovit, the Company recorded $75.7 million of goodwill and trademarks which are being amortized over 40 years and $9.8 million of other identifiable assets which are being amortized over 5 to 30 years. Additionally, the Company is depreciating acquired property, plant and equipment of $69.2 million over the remaining useful lives ranging from 5 to 30 years. The Company financed this acquisition through an amendment to its existing credit facilities which included Euro 82.0 million ($73.7 million) of new Euro Tranche A loans with the remainder being an incremental Tranche B loan. The Euro-denominated debt has been designated as a hedge of the foreign currency exposure inherent in the Company's net investment in Arovit. Changes in the fair value of this Euro-denominated debt due to fluctuations in the Euro to U.S. dollar exchange rate have been recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet at December 30, 2000.

     Set forth below is certain unaudited pro forma consolidated financial information of the Company for the years ended January 1, 2000 and December 30, 2000 that has been adjusted to reflect the Company's acquisition of Arovit as if such transaction occurred at January 1, 1999 (in thousands, except per share amounts):

                                                                     YEARS ENDED
                                                              -------------------------
                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Net sales...................................................   $954,700      $942,274
Net income (loss)...........................................     22,183        (6,893)
Basic and diluted net income (loss) per common share........     14,010       (16,133)

     The pro forma financial data above is based on certain assumptions and estimates; and therefore, does not purport to be indicative of the results that would actually have been obtained had the acquisition of Arovit been completed as of such dates or indicative of future results of operations and financial position.

(4) EXCHANGE OFFER AND REFINANCING TRANSACTIONS

     In connection with the Windy Hill acquisition, the Company refinanced its capital structure in November 1998 through the following transactions (collectively the "Refinancing Transactions"):

     - Doane completed a cash tender offer for approximately $97.0 million principal amount of its 10 5/8% Senior Notes due 2006;

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     - Windy Hill completed a cash tender offer for $46.0 million principal amount of its 9 3/4% Senior Subordinated Notes due 2007, which tender offer was required by a change of control provision in the indenture governing such Notes;

     - Doane completed an exchange offer (the "Exchange Offer") of $150.0 million principal amount of its 9 3/4% Senior Subordinated Notes due 2007 for the remaining approximately $63.0 million principal amount of 10 5/8% Senior Notes due 2006 and the remaining approximately $74.0 million principal amount of Windy Hill 9 3/4% Senior Subordinated Notes due 2007; and

     - Doane entered into a new senior credit facility with a syndicate of financial institutions providing for total commitments of $345.0 million. Doane borrowed $292.0 million under the senior credit facility to fund the cash requirements of the Refinancing Transactions, repay borrowings under and retire its previous credit facilities, repay other debt and repay bridge financing charges incurred in connection with the tender offer for the Windy Hill 9 3/4% Senior Subordinated Notes due 2007.

     As a result of the Refinancing Transactions, an extraordinary loss of $26.8 million, net of income tax benefit of $16.0 million, was recorded during the year ended December 31, 1998 due to the early extinguishment of debt. The extraordinary loss consisted of the write-off of non-recurring finance charges associated with the extinguished debt and related fees and expenses.

(5) INVENTORIES

     A summary of inventories, net of valuation allowances, follows (in thousands):

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Raw materials...............................................   $15,321       $18,889
Packaging materials.........................................    20,199        25,142
Finished goods..............................................    17,418        28,982
                                                               -------       -------
          Total.............................................   $52,938       $73,013
                                                               =======       =======

(6) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Land........................................................   $  9,085      $ 10,732
Buildings and improvements..................................     60,506        87,543
Machinery and equipment.....................................    175,924       234,181
Construction in progress....................................     17,326        22,613
                                                               --------      --------
                                                                262,841       355,069
Less accumulated depreciation...............................    (46,774)      (70,364)
                                                               --------      --------
          Total.............................................   $216,067      $284,705
                                                               ========      ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

     A summary of goodwill and other intangible assets follows (in thousands):

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Goodwill....................................................   $259,233      $327,837
Trademarks..................................................     61,990        68,597
                                                               --------      --------
                                                                321,223       396,434
Less accumulated amortization...............................    (22,678)      (32,326)
                                                               --------      --------
          Total.............................................   $298,545      $364,108
                                                               ========      ========

(8) ACCRUED LIABILITIES

     A summary of accrued liabilities follows (in thousands):

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Rebates and other promotions................................   $11,301       $15,770
Salaries and commissions....................................     7,254        12,156
Accrued plant closure costs.................................     1,119         6,351
Acquisition related accruals................................     2,292         2,462
Accrued interest............................................     4,059         6,458
Health insurance and workers' compensation..................     2,661         3,058
Real estate, franchise and income taxes.....................       882         3,307
Other.......................................................     3,764         4,047
                                                               -------       -------
          Total.............................................   $33,332       $53,609
                                                               =======       =======

(9) LONG-TERM DEBT

     A summary of long-term debt follows (in thousands):

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Bank revolving credit facility..............................   $ 10,000      $  7,600
Bank term loans.............................................    233,300       376,180
Senior subordinated notes...................................    147,354       147,712
Industrial development revenue bonds........................     14,423        14,449
Debt of foreign subsidiaries................................     22,845        27,224
                                                               --------      --------
                                                                427,922       573,165
Less current maturities.....................................    (17,131)      (29,826)
                                                               --------      --------
          Total.............................................   $410,791      $543,339
                                                               ========      ========

  Bank Loans

     In May 2000, the Company entered into a new senior credit facility with a syndicate of banks and other institutional investors, as lenders, and The Chase Manhattan Bank, as administrative agent, DLJ Capital Funding, Inc. ("DLJ Capital"), as syndication agent, and Firstar Bank, N.A., as documentation agent. The senior credit facility provides for total commitments of $410.4 million, consisting of a $310.4 million term loan facility (the "USD Term Loan Facility"), a Euro 82.0 million ($73.7 million) term loan facility (the "Euro Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility") with a

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

$20.0 million sub-limit for issuance of letters of credit of which $2.4 and $2.0 million was outstanding at January 1, 2000 and December 30, 2000, respectively. Loans under the senior credit facility bear interest at (i) the prime rate of the administrative agent or, if higher, the secondary market rate for certificates of deposit plus 1% (or the federal funds rate plus 0.5%) plus a specified margin based on the type of loan and the current ratio of senior debt to EBITDA (the "Applicable Margin"); or (ii) the Euro dollar rate plus the Applicable Margin. The Company also pays certain fees with respect to the senior credit facility. The USD Term Loan Facility bore interest at 9.27% and 9.51% and the Revolving Credit Facility bore interest at 8.36% and 9.71% at January 1, 2000 and December 30, 2000, respectively. The Euro Term Loan Facility bore interest at 7.48% at December 30, 2000. The USD Term Loan Facility consists of three tranches with terms between five and one-half years and six and one-half years, unless terminated sooner upon an event of default. The principal amounts due under the USD Term Loan Facility are as follows: (i) approximately $15.0 million in the years 2001, 2002, 2003 and 2004; (ii) approximately $162.0 million in the year 2005; and (iii) approximately $79.1 million in the year 2006. The principal amounts due under the Euro term Loan Facility follow: (i) approximately Euro 4.4 million in the year 2001; (ii) approximately Euro 8.7 million in the years 2002 and 2003; (iii) approximately Euro 11.0 million the year 2004; and (iv) approximately Euro 47.0 million in the year 2005. The Revolving Credit Facility has an initial term of six and one-half years. At December 30, 2000, the Company had approximately $90.4 million of additional borrowings available under the Revolving Credit Facility.

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

     In March 2001, the Company refinanced $25.0 million of indebtedness under the existing senior credit facility with loans from shareholders of its parent, Doane Pet Care Enterprises, Inc. (the "Sponsor Facility"). The Sponsor Facility will be used to pay down the senior credit facility and will, therefore, permanently reduce the commitment under the revolving credit facility from $100.0 million to $75.0 million. In connection with the refinancing, the Company also entered into an amendment of its senior credit facility (the "Amendment"). The Amendment waived the financial covenant requirements for the year ended December 30, 2000 and reduced the financial covenant requirements for the two years ended December 31, 2002. Without the Amendment, the Company would not have been in compliance with certain of the financial covenants in the senior credit facility as of December 30, 2000.

     The Amendment also contained the following new provisions: 1) a $15.0 million reduction in the commitments under the Revolving Credit Facility until certain financial performance tests are achieved, which the Company does not believe will be met in 2001; 2) a restriction whereby the Company can incur no more than $2.5 million of indebtedness incremental to the current availability under its debt agreements; 3) a limit on the amount of future capital expenditures to $22.5 million per year for the calendar years 2001 and 2002; 4) a limit on other investing activities; 5) a 0.5% increase in the interest rate under the senior credit facility until certain financial performance targets are achieved and once achieved, a 0.25% reduction in the interest rate; 6) payment of certain fees and expenses associated with the Amendment; and 7) restrictions on repayments under the Sponsor Facility.

     The Sponsor Facility is a senior unsecured loan bearing interest at 15.0%. Principal and accrued interest under the loan are due on March 15, 2007. The Amendment restricts the payment of any interest or principal on the Sponsor Facility until the ratio of the Company's Average Senior Debt to EBITDA, as defined in the Amendment, calculated on a pro forma basis giving effect to any such principal or interest payments, is no greater that 2.75 to 1.00 and the Company maintains at least $35.0 million of credit availability (the "Payment Test"). The Sponsor Facility requires that all unpaid interest and principal be paid at the end of each quarter

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
in which the Payment Test is achieved, to the extent allowed by the senior credit facility. The Company does not believe any payments will be made on the Sponsor Facility in 2001. The Company has received unconditional commitments to fund the Sponsor Facility for $25.0 million from the following shareholders of its Parent: 1) JPMorgan Partners (B.H.C.A.) L.P. ("JPMP") for $13.9 million; 2) Bruckmann, Rosser, Sherrill & Co., L.P. and certain affiliates for $5.6 million;
3) Summit for $5.0 million; and 4) certain executive officers for a total of $0.5 million. Of the total $25.0 million commitment, $20.1 million of the commitments was received prior to March 29, 2001 with the unpaid amount due no later than April 12, 2001. In addition, under the Amendment the Company has reserved the right to incur additional loans totaling $4.7 million from certain other shareholders of its Parent by no later than May 15, 2001. The Company's Parent will issue warrants in connection with the Sponsor Facility that will give the warrantholders the right to purchase 30.0% of the outstanding stock of the Company's Parent for a nominal amount. Additional warrants will be issued if any of the $4.7 million permitted incremental loans are issued.

     The Company is required to keep a certain percentage of its outstanding debt at a fixed interest rate. In connection with this requirement, the Company may enter into interest rate swap agreements from time to time to manage its interest rate risk exposure under the senior credit facility. At December 30, 2000, the Company had interest rate swap contracts with a total notional value of $126.6 million for which the Company pays fixed rates and receives floating rate LIBOR.

  Senior Subordinated Notes

     On November 12, 1998, the Company issued $150.0 million in aggregate principal amount of its 9 3/4% Senior Subordinated Notes due May 15, 2007 with interest payable semi-annually. The senior subordinated notes were issued at a discount that is being amortized as interest expense on a straight-line basis over the term of the notes. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all senior indebtedness and senior in right of payment to any current or future indebtedness of the Company that, by its terms, is subordinated to the senior subordinated notes. The payment of obligations of each subsidiary guarantor are subordinated to the payment of senior indebtedness of such subsidiary guarantor.

     The Company may redeem the senior subordinated notes at any time on or after May 15, 2002, in whole or in part, at the option of the Company, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

YEARS                                                       PERCENTAGE
-----                                                       ----------
2002.....................................................    104.875%
2003.....................................................    103.250%
2004.....................................................    101.625%
2005 and thereafter......................................    100.000%

     In addition, the Company may redeem up to 35% of the aggregate principal amount of the senior subordinated notes prior to May 15, 2000 with the proceeds of one or more Equity Offerings (as defined in the Note Indenture), at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest, if any, provided, however, that at least 65% in aggregate principal amount of the senior subordinated notes remain outstanding immediately after each such redemption. At any time prior to May 15, 2002, the senior subordinated notes may also be redeemed in whole, but not in part, at the option of the Company upon the occurrence of a Change in Control (as defined in the Note Indenture) at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Note Indenture) and the unpaid accrued interest, if any, to the date of redemption. Upon a Change in Control, holders of the senior subordinated notes may require the Company to purchase all or a portion of the senior subordinated notes at a purchase price equal to 101% of their principal amount plus accrued interest, if any.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

The senior subordinated notes have certain covenants that have restrictions on dividends, distributions, indebtedness, affiliate transactions and lines of business.

  Industrial Development Revenue Bonds

     On March 12, 1997, the Company issued $6.0 million of 7.25% Ottawa County Finance Authority Industrial Development Revenue Bonds (the "Miami Bonds"). The Miami Bonds are subject to mandatory redemption prior to maturity, in part, at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on June 1 of each year from 2007 through 2017. The Miami Bonds are general secured obligations of the Company and rank on a parity in right of payment with all other senior indebtedness of the Company.

     On July 24, 1998, the Company issued $9.0 million of 6.25% Oklahoma Development Finance Authority Industrial Development Revenue Bonds, Series 1998 (the "Clinton Bonds") through the Oklahoma Development Finance Authority. The Clinton Bonds are subject to mandatory redemption prior to maturity, in part, at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on July 15 of each year from 2018 through 2023. The Clinton Bonds are general obligations of the Company and rank on a parity in right of payment with all other senior indebtedness of the Company. On July 24, 1998, the Clinton Bonds were purchased by the Company's wholly-owned subsidiary, Doane/Windy Hill Joint Venture Corporation, which sold the bonds on May 6, 1999 at a net price of $8.7 million.

  Foreign Subsidiaries Debt

     Debt of foreign subsidiaries consists of peseta denominated borrowings for which the HSBC Branch in Spain is the facility agent. At December 30, 2000, the borrowings are comprised of Tranche A of $10.8 million (1,900,000,000 pesetas) outstanding and amortizing semi-annually until maturity in April 2005 and Tranche B of $4.2 million (742,000,000 pesetas) outstanding and payable in full in April 2006. The interest rates were 6.29% and 7.84% on Tranche A and B, respectively, at December 30, 2000 and will adjust with changes in MIBOR (Madrid Inter-Bank Offer Rate). In addition, the Company maintained an interest rate swap agreement at December 30, 2000 with a notional value of $11.6 million to hedge interest rate exposure under the HSBC facility. The Company pays a fixed rate and receives floating rate MIBOR under the arrangement.

     Debt of foreign subsidiaries also consists of DKK denominated borrowings from various financial institutions totaling DKK 61.4 million ($7.7 million). These borrowings are comprised of both fixed and variable rate loans with maturity dates ranging from 2003 to 2014 and interest rates ranging from 5.84% to 7.80%.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

  Annual Maturities of Long-Term Debt

     A summary of the aggregate annual maturities of long-term debt at December 30, 2000 follows (in thousands):

YEARS ENDING                                                MATURITIES
------------                                                ----------
2001.....................................................    $ 29,826
2002.....................................................      26,866
2003.....................................................      26,847
2004.....................................................      29,150
2005.....................................................     209,901
2006 and thereafter......................................     250,575
                                                             --------
                                                             $573,165
                                                             ========

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     A summary of the estimated fair value of financial instruments, other than current assets and liabilities, follows (in thousands):

                                            JANUARY 1, 2000              DECEMBER 30, 2000
                                            -----------------------   -----------------------
                                                         ESTIMATED                 ESTIMATED
                                            BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
                                            ----------   ----------   ----------   ----------
Debt -- liability:
  Bank revolving credit facility..........   $ 10,000     $ 10,000     $  7,600     $  7,600
  Bank term loans.........................    233,300      233,300      376,180      370,537
  Senior subordinated notes...............    147,354      149,250      147,712      113,250
  Other...................................     37,268       37,268       41,673       41,673
                                             --------     --------     --------     --------
                                             $427,922     $429,818     $573,165     $533,060
                                             ========     ========     ========     ========
Derivative instruments and hedges -- asset
  (liability):
  Commodities.............................   $ (2,702)    $ (2,702)    $  3,578     $  3,578
  Interest rate...........................      1,727        1,727         (395)        (395)
  Foreign currency........................         --           --       (1,459)      (1,459)

     The Company considers debt with banks, as recorded in the accompanying consolidated balance sheets, to approximate fair value. The fair value of the senior subordinated notes is based on the traded market price on the date closest to the Company's year end.

(11) SENIOR PREFERRED STOCK (REDEEMABLE)

     The Senior Preferred Stock has an initial liquidation preference of $25 per share (aggregate initial liquidation preference is $30.0 million). The Senior Preferred Stock was recorded at the net proceeds of $17.1 million at October 5, 1995 after deducting $12.9 million paid to the Company for 1,354,478 warrants of Parent, which were issued in conjunction with the Senior Preferred Stock. The excess of the liquidation preference over the carrying value is being accreted quarterly over a 12 year period which ends September 30, 2007 by a direct reduction to retained earnings.

     Dividends on the Senior Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Preferred Stock accrete to the liquidation value of the Senior Preferred Stock. The Company has not paid dividends in cash or additional shares of Senior Preferred Stock since the initial issuance of the Senior Preferred Stock. Cumulative dividends on Senior Preferred Stock that have not been

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
paid at January 1, 2000 and December 30, 2000 are $24.3 million and $32.5 million, respectively, and are included in the carrying amount of the Senior Preferred Stock in the accompanying consolidated balance sheets. As of January 1, 2000 and December 30, 2000, the cumulative accretion to redemption value on the Senior Preferred Stock was $4.6 million and $5.7 million, respectively.

     On and after September 30, 2000, the Company may, at its option, redeem the Senior Preferred Stock, in whole or in part, at redemption prices per share, together with accrued and unpaid dividends as follows:

                                                          PERCENTAGE OF
                                                           LIQUIDATION
YEARS BEGINNING SEPTEMBER 30,                                 VALUE
-----------------------------                             -------------
2000...................................................      107.125%
2001...................................................      105.700%
2002...................................................      104.275%
2003...................................................      102.850%
2004...................................................      101.425%
2005...................................................      100.000%
2006...................................................      100.000%

     The Company will be required to redeem all outstanding shares of Senior Preferred Stock on September 30, 2007 at 100% of the liquidation value at this date, together with accrued and unpaid dividends.

     In the event of a Change of Control, as defined, the holders of Senior Preferred Stock have the right to require the Company to redeem such Senior Preferred Stock, in whole or in part, at a price equal to 101% of liquidation value at the Change of Control date together with any unpaid dividends.

     The terms of the Senior Preferred Stock prohibit (1) the payment of dividends on securities ranking on a parity with or junior to the Senior Preferred Stock; and (2) redemption, repurchase or acquisition of any Junior Securities with certain exceptions, in each case, unless full cumulative dividends have been paid on the Senior Preferred Stock.

     Holders of the Senior Preferred Stock have limited voting rights customary for preferred stock and the right to elect two additional directors to the Company's board of directors upon certain events such as the Company failing to declare and pay dividends on any six consecutive dividend payment dates.

(12) COMMON STOCK OF PARENT

     The Parent's common stock consists of two classes, Class A Common Stock and Class B Common Stock. The Class A and Class B Common Stock are identical except the Class B Common Stock has no voting rights. The Class B Common Stock is convertible into shares of Class A Common Stock at any time at the option of the holder thereof. Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record on all matters submitted to a vote of stockholders. The holders of Class A Common Stock do not have cumulative voting rights in the election of directors to the Parent's board of directors. The holders of Common Stock have no preemptive, subscription, redemptive or conversion rights, except that holders of Class B Common Stock may at their option, convert their shares into Class A Common Stock.

(13) STOCK OPTION PLAN OF PARENT

     Effective November 1, 1996, Parent adopted its 1996 Stock Option Plan, as amended. Certain employees of the Company are covered under this plan. Each stock option granted under this plan allows for the purchase of one share of Parent's common stock. The options vest based on the attainment of certain performance levels, as defined by the plan.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     On July 14, 1999, Parent adopted the 1999 Stock Incentive Plan. Under this plan, 4,200,000 shares of Parent's common stock have been authorized for issuance. In connection with the adoption of the 1999 Stock Incentive Plan, no new grants may be made under the 1996 Stock Option Plan.

     The Company and its Parent have elected to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB Opinion No. 25") to account for stock awards granted to employees; however, if the Company adopted Statement on Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, ("SFAS 123") to account for stock awards granted to employees, the Company's net income (loss) and basic and diluted net income (loss) per common share for fiscal 1998, 1999 and 2000 would have been reduced as follows (in thousands, except per share amounts):

                                DECEMBER 31, 1998          JANUARY 1, 2000          DECEMBER 30, 2000
                             -----------------------   -----------------------   -----------------------
                             AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                             -----------   ---------   -----------   ---------   -----------   ---------
Net (loss) income available
  to common shareholders...   $(29,136)    $(29,980)     $13,273      $12,779     $(14,125)    $(14,884)
Basic and diluted net
  income (loss) per common
  share....................    (29,136)     (29,980)      13,273       12,779      (14,125)     (14,884)

     Pro forma information regarding net income (loss) and basic and diluted net income (loss) per common share has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS 123 under the assumptions of a risk free rate of return of 5.75%, 5.67% and 6.03% for fiscal 1998, 1999 and 2000, respectively, and an expected life of options ranging from 5 to 10 years in each of these years. The Company has no present plans to pay dividends on its common stock. The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income (loss) for future years.

     For fiscal 1998, the Company recorded compensation expense of $0.8 million in additional paid-in-capital in the accompanying consolidated balance sheet in connection with 1998 stock option grants under the 1996 Stock Option Plan. No compensation expense was recognized in fiscal 1999 and 2000 for grants occurring during those years.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     A summary of the components of accumulated other comprehensive income
(loss) follows (in thousands):

                                                                                  ACCUMULATED
                                                     FOREIGN      UNREALIZED         OTHER
                                                    CURRENCY     HOLDING GAINS   COMPREHENSIVE
                                                   TRANSLATION   (LOSSES), NET   INCOME (LOSS)
                                                   -----------   -------------   -------------
Balances at December 31, 1998....................    $   489        $   --          $  489
  Fiscal 1999 change.............................     (1,714)        1,055            (659)
                                                     -------        ------          ------
Balances at January 1, 2000......................     (1,225)        1,055            (170)
  Fiscal 2000 change.............................      2,260          (772)          1,488
                                                     -------        ------          ------
Balances at December 30, 2000....................    $ 1,035        $  283          $1,318
                                                     =======        ======          ======

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(15) OPERATING LEASES

     The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. A summary of the future annual minimum lease payments under these leases follows (in thousands):

                                                            MINIMUM
YEARS ENDING                                            ANNUAL PAYMENTS
------------                                            ---------------
2001..................................................      $2,798
2002..................................................       2,888
2003..................................................       2,923
2004..................................................       2,852
2005..................................................       2,848
2006 and thereafter...................................       7,028

     Rent expense was $1.3 million, $3.2 million and $4.0 million for fiscal 1998, 1999 and 2000, respectively.

(16) NON-RECURRING EXPENSES

     A summary of non-recurring expenses follows (in thousands):

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                        1998          2000          2000
                                                    ------------   ----------   ------------
Windy Hill transition expenses:
  Relocation expense..............................    $ 2,571        $   --       $    --
  Merger and relocation bonuses...................      2,016           125            --
  Severance.......................................        943            --            --
  Professional fees...............................        819           729            --
  Travel..........................................        348            88            --
  Miscellaneous...................................        346           167            --
                                                      -------        ------       -------
                                                        7,043         1,109            --
                                                      -------        ------       -------
Restructuring costs:
  Asset impairment................................         --            --        15,337
  Severance.......................................         --            --         3,541
  Plant closure expense...........................         --            --         3,486
                                                      -------        ------       -------
                                                           --            --        22,364
Transactions costs................................         --         1,430         6,275
Product recall expenses...........................      3,000            --            --
                                                      -------        ------       -------
          Total...................................    $10,043        $2,539       $28,639
                                                      =======        ======       =======

     Transition expenses in connection with the merger and integration of Windy Hill in fiscal 1998 and fiscal 1999 included (1) relocation expense to relocate personnel from the former Doane corporate office to merged corporate headquarters in Brentwood, Tennessee; (2) merger and relocation bonuses paid to Doane personnel; (3) professional fees for consultants in human resources, employment, law, accounting and information systems; (4) severance paid to certain employees; and (5) travel and other miscellaneous expenses.

     Restructuring costs were incurred during fiscal 2000 for (1) impairment of assets, primarily property, plant and equipment, related to closure of certain inefficient manufacturing facilities; (2) severance costs related to these facility closures and elimination of corporate positions; and (3) other plant closure expenses.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     In fiscal 1998, the Company recorded a charge for a voluntary product recall of certain dry dog food manufactured at the Temple, Texas plant. Transaction costs in fiscal 1999 included a charge for the write-off of expenses for the proposed initial public offering of Parent's common stock which was subsequently withdrawn. In fiscal 2000, the Company's transaction costs included; (1) a loss of $4.6 million on a foreign currency purchase contract associated with the Arovit acquisition; (2) the write-off of $1.5 million of costs for unconsummated acquisitions; and (3) miscellaneous transaction costs of $0.2 million.

     At December 30, 2000, the Company had $7.7 million of non-recurring expenses accrued of which it expects to pay $5.3 million in fiscal 2001 and the remaining $2.4 million in fiscal 2002.

(17) INCOME TAXES

     A summary of income tax expense (benefit) follows (in thousands):

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                        1998          2000          2000
                                                    ------------   ----------   ------------
Current:
  Federal.........................................    $     --      $   409       $   177
  State and local.................................          --           --           171
  Foreign.........................................         250          948           578
                                                      --------      -------       -------
                                                           250        1,357           926
Deferred:
  Federal.........................................       2,790       13,150           528
  State and local.................................         524        2,476           (42)
  Foreign.........................................          38         (125)       (2,266)
                                                      --------      -------       -------
                                                         3,352       15,501        (1,780)
                                                      --------      -------       -------
Total before extraordinary loss and cumulative
  effect of a change in accounting principle......       3,602       16,858          (854)
Income tax benefit on extraordinary loss..........     (16,001)          --            --
Income tax benefit on cumulative effect of a
  change in accounting principle..................          --       (1,440)           --
                                                      --------      -------       -------
          Total income tax expense (benefit)......    $(12,399)     $15,418       $  (854)
                                                      ========      =======       =======

     A summary of income before income taxes, extraordinary loss and cumulative effect of a change in accounting principle by domestic and foreign source follows (in thousands):

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                        1998          2000          2000
                                                    ------------   ----------   ------------
Domestic..........................................     $6,995       $37,795       $(5,923)
Foreign...........................................      1,506         2,772           184
                                                       ------       -------       -------
                                                       $8,501       $40,567       $(5,739)
                                                       ======       =======       =======

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income (loss) as follows (in thousands):

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                        1998          2000          2000
                                                    ------------   ----------   ------------
Computed "expected" federal tax expense
  (benefit).......................................     $2,890       $14,198       $(2,009)
State and local tax expense.......................        341         1,610            84
Foreign tax expense (benefit).....................        239          (147)       (1,752)
Capitalization of foreign currency forward
  contract........................................         --            --         1,599
Non-deductible amortization of goodwill...........        661         1,156         1,156
Meals and entertainment and other.................       (529)           41            68
                                                       ------       -------       -------
                                                       $3,602       $16,858       $  (854)
                                                       ======       =======       =======

     A summary of the income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities follows (in thousands):

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Current deferred tax assets:
  Net operating loss carryforwards..........................   $ 10,158      $  4,523
  Accounts receivable.......................................        156         2,208
  Inventory.................................................      1,007         1,309
  Accruals and provisions...................................      3,399         9,324
                                                               --------      --------
          Net current deferred tax asset....................   $ 14,720      $ 17,364
                                                               ========      ========
Noncurrent deferred tax assets (liabilities):
  Net operating loss carryforwards..........................   $  8,232      $  8,650
  Property and equipment....................................    (21,565)      (22,808)
  Goodwill and other intangible assets......................    (15,861)      (17,567)
  Foreign...................................................        (93)       (8,606)
  Other.....................................................     (1,163)          400
                                                               --------      --------
          Net noncurrent deferred tax liability.............    (30,450)      (39,931)
                                                               --------      --------
          Total net deferred tax liability..................   $(15,730)     $(22,567)
                                                               ========      ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the historical taxable income of the Company and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the future benefits of these deductible differences and net operating loss carryforwards at December 30, 2000.

     At December 30, 2000, the Company had federal net operating loss carryforwards of $32.8 million which resulted in a deferred tax asset of $11.5 million, which is available to offset future taxable income through 2018.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(18) EMPLOYEE BENEFIT PLANS

  Pension Plans

     The Company had a defined benefit, non-contributory pension plan covering hourly and salaried employees of the former Hubbard Milling Company, which was frozen on May 21, 1998. As a result, future benefits no longer accumulate and the Company's service cost ceased. The Company's funding policy for this plan was to make the minimum annual contribution required by applicable regulations. In addition, the Company terminated a defined benefit, non-contributory pension plan on May 31, 1998 that previously covered all non-bargaining employees. The Company's only active pension plan covers 47 union employees at one of its facilities.

     A summary of net periodic pension cost (income) for the Company's pension plans follows (in thousands):

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                        1998          2000          2000
                                                    ------------   ----------   ------------
Service cost......................................    $   520       $    15       $    16
Interest cost.....................................        867         1,101         1,145
Expected return on plan assets....................     (1,391)       (2,076)       (1,728)
Net amortization and deferral.....................        204             9             7
                                                      -------       -------       -------
          Net periodic pension cost (income)......    $   200       $  (951)      $  (560)
                                                      =======       =======       =======

     A summary of assumptions used by the Company in the determination of pension plan information follows:

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                        1998          2000          2000
                                                    ------------   ----------   ------------
Discount rate.....................................     6.75%         8.38%         7.90%
Rate of increase in compensation levels...........     5.50%           N/A           N/A
Expected long-term rate of return on plan
  assets..........................................     7.50%         8.50%         8.50%

     A summary of the funded status of the pension plans reconciled with amounts recognized in other assets in the accompanying consolidated balance sheets follows (in thousands):

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Actuarial present value of benefit obligations:
  Vested benefits...........................................   $(15,959)     $(16,024)
                                                               ========      ========
  Accumulated and projected benefits........................   $(14,210)     $(15,043)
  Plan assets at fair value.................................     21,169        20,337
                                                               --------      --------
          Projected plan assets in excess of benefit
            obligation......................................      6,959         5,294
Items not yet recognized in earnings:
  Unrecognized net loss.....................................         37         2,212
                                                               --------      --------
          Pension asset.....................................   $  6,996      $  7,506
                                                               ========      ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     A reconciliation of the beginning and ending balances of the projected benefit obligation follows (in thousands):

                                                                     YEARS ENDED
                                                              -------------------------
                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Projected benefit obligation, beginning of year.............   $ 31,270      $14,210
  Service cost..............................................         15           16
  Interest cost.............................................      1,101        1,145
  Benefits paid.............................................     (1,530)      (1,156)
  Actuarial gain (loss).....................................       (624)         828
  Settlements...............................................    (16,022)          --
                                                               --------      -------
Projected benefit obligation, end of year...................   $ 14,210      $15,043
                                                               ========      =======

     A reconciliation of the beginning and ending balances of plan assets at fair value follows (in thousands):

                                                                     YEARS ENDED
                                                              -------------------------
                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Plan assets at fair value, beginning of year................   $ 36,641      $21,169
  Employer contributions....................................         32           51
  Actual return on plan assets..............................      2,048          273
  Benefits paid.............................................     (1,530)      (1,156)
  Settlements...............................................    (16,022)          --
                                                               --------      -------
Plan assets at fair value, end of year......................   $ 21,169      $20,337
                                                               ========      =======

  Post-Retirement Plans

     The Company maintained two post-retirement healthcare plans that provided medical coverage for eligible retirees and their dependents that were merged on February 1, 2000. The Company pays benefits under the merged plan when due and does not fund its plan obligations as they accrue.

     A summary of net periodic post-retirement benefit cost follows (in thousands):

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                        1998          2000          2000
                                                    ------------   ----------   ------------
Service cost......................................      $ 16          $209          $ 14
Interest cost.....................................       157           133           236
                                                        ----          ----          ----
  Net periodic post-retirement benefit cost.......      $173          $342          $250
                                                        ====          ====          ====

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

     A summary of the funded status of the post-retirement plans reconciled with amounts recognized in other long-term liabilities in the accompanying consolidated balance sheets follows (in thousands):

                                                                     YEARS ENDED
                                                              -------------------------
                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Accumulated post-retirement benefit obligation:
  Retirees and dependents...................................    $3,666        $2,944
  Fully eligible active plan participants...................       160           220
  Other active plan participants............................       263           252
  Unrecognized prior service cost...........................        --           393
  Unrecognized net gain (loss)..............................      (285)          (33)
                                                                ------        ------
          Post-retirement benefit liability.................    $3,804        $3,776
                                                                ======        ======

     A reconciliation of the beginning and ending balances of the accumulated post-retirement benefit obligation follows (in thousands):

                                                                     YEARS ENDED
                                                              -------------------------
                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Projected benefit obligation, beginning of year.............   $  3,757       $3,804
  Service cost..............................................        209           14
  Interest cost.............................................        133          236
  Benefits paid.............................................       (295)        (278)
                                                               --------       ------
Projected benefit obligation, end of year...................   $  3,804       $3,776
                                                               ========       ======

     For measurement purposes, per capita claims costs for participants over age 65 were assumed to increase at 6.00%, 6.00% and 7.90% annually for fiscal 1998, 1999 and 2000, respectively. The rate used to calculate the net periodic post-retirement benefit cost was assumed to decrease gradually to 2002 at the annual rate of 3.75%, 3.75% and 5.50% for fiscal 1998, 1999 and 2000, respectively. The rate used to calculate the accumulated post-retirement benefit obligation was assumed to decrease gradually to 2002 at the rates of 3.75%, 3.75% and 5.50% as of December 31, 1998, January 1, 2000 and December 30, 2000, respectively. The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of January 1, 2000 and December 30, 2000 by $412,000 and $347,000, respectively, and the aggregate of the service cost and interest cost components of net periodic post-retirement benefit cost for fiscal 1999 and 2000 by $32,000 and $30,000, respectively.

     The weighted-average discount rate used in determining the net periodic post-retirement benefit cost was 7.00%, 6.75%, and 7.90% for fiscal 1998, 1999 and 2000, respectively. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 6.75%, 8.38% and 7.90% as of December 31, 1998, January 1, 2000 and December 30, 2000, respectively.

  Defined Contribution Plans

     As of January 1, 2000, the Company adopted the Doane Pet Care Retirement Savings Plan which was formed through the merger of two predecessor plans. The merged plan was amended and restated and is intended to be a qualified plan under the Internal Revenue Code. The plan provides coverage for eligible employees not covered by collective bargaining agreements and permits employee contributions from 1% to 15% of pre-tax earnings, subject to annual dollar limits set by the IRS. The Company matches 50% of the first

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

6% of the employee contribution with a provision for other contributions at the board of directors' discretion. Vesting for the participant's contributions is 25% per year for each full year of service. For fiscal 2000, the Company contributed $1.3 million to the Doane Pet Care Retirement Savings Plan. In addition, the Company contributed $1.2 million and $2.2 million to the predecessor plans during fiscal 1998 and 1999, respectively.

     The Company also has a plan called the Doane Pet Care Savings and Investment Plan -- Union Plan which was adopted on June 1, 1998 and covers eligible union employees at the Joplin, Missouri plant. This plan is intended to be a qualified retirement plan under the Internal Revenue Code. The plan permits employee contributions between 1% and 15% of pre-tax earnings, subject to annual dollar limits set by the IRS, and provides for a variety of investment options. Effective April 1, 2000, the union employees of the Muscatine, Iowa plant became eligible for coverage by the Doane Pet Care Savings and Investment Plan -- Union Plan under the existing terms and conditions.

(19) DEFERRED COMPENSATION AGREEMENTS AND SALARY CONTINUATION PLAN

     The Company has deferred compensation agreements with two individuals which provide for annual payments upon retirement to be paid over 10 consecutive years. The recorded liability was approximately $1.1 million and $1.0 million at January 1, 2000 and December 30, 2000, respectively.

     The Company also has a salary continuation plan with 22 participants at December 30, 2000. Participants in the plan who reach age 55 and have 10 years of service with the Company begin vesting in their benefits, which are payable in 10 equal annual installments after retirement. The Company recorded an expected future liability equal to the present value of future payments under this plan of approximately $1.4 million and $1.5 million at January 1, 2000 and December 30, 2000, respectively.

(20) SEGMENT DATA

     The Company has combined manufacturing and distribution facilities in two distinct geographical markets, the United States ("Domestic") and Europe ("International"); however, its operations in these markets have similar manufacturing processes as well as products and services. The Company's net sales are attributed to individual countries on the basis of where its products are manufactured and distributed. Long-lived assets of the Company are attributed to individual countries on the basis of where these assets are domiciled. A summary of net sales and long-lived assets by geographical segment follows (in thousands):

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Long-lived assets:
  Domestic pet food.........................................   $482,984      $466,012
  International pet food:
     Denmark................................................         --       150,414
     Spain..................................................     26,551        24,022
     United Kingdom.........................................      5,077         8,365
                                                               --------      --------
                                                                 31,628       182,801
                                                               --------      --------
          Total long-lived assets...........................   $514,612      $648,813
                                                               ========      ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                        1998          2000          2000
                                                    ------------   ----------   ------------
Net sales:
  Domestic pet food...............................    $668,845      $738,537      $755,306
                                                      --------      --------      --------
  International pet food:
     Denmark......................................          --            --       101,246
     Spain........................................      17,818        31,312        29,545
     United Kingdom...............................          --           742         5,754
                                                      --------      --------      --------
                                                        17,818        32,054       136,545
                                                      --------      --------      --------
          Total net sales.........................    $686,663      $770,591      $891,851
                                                      ========      ========      ========

(21) MAJOR CUSTOMER

     For fiscal 1998, 1999 and 2000, the same customer accounted for approximately 47%, 44% and 41%, respectively, of the Company's net sales. The Company does not have a long-term contract with this customer.

(22) ADDITIONAL CASH FLOW INFORMATION

     Additional cash flow information for fiscal 1998, 1999 and 2000 follows (in thousands):

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    DECEMBER 31,   JANUARY 1,   DECEMBER 30,
                                                        1998          2000          2000
                                                    ------------   ----------   ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest paid, net of amounts capitalized....    $27,202       $40,587       $47,310
     Income taxes paid (refunded).................       (299)        1,270           235
Schedule of non-cash investing and financing
  activities:
  Capital contribution............................     75,320           440            --
  Fair value adjustment for interest rate swap
     agreements...................................         --         1,727        (2,122)
  Fair value adjustment for foreign currency
     derivatives..................................         --            --           749
  Exchange rate effect on Euro denominated debt...         --            --         3,452
  Exchange notes..................................    137,000            --            --

(23) RELATED PARTY TRANSACTIONS

     The Company has a management advisory agreement with Summit Capital Inc. ("SCI") and a financial advisory agreement with Credit Suisse First Boston
(USA), Inc. ("CSFB"), formerly known as Donaldson, Lufkin & Jenrette Securities Corporation, both stockholders of the Company and each has a member who are directors of the Company. The Company paid SCI and CSFB an annual fee of $0.2 million and $0.1 million, respectively, for these advisory services provided. These agreements expired on October 5, 2000. In addition, (i) the Company paid SCI, CSFB, JPMP and Chase Securities, Inc. (both affiliates of The Chase Manhattan Bank, collectively "Chase"), and Bruckmann, Rosser, Sherrill & Co., Inc. (stockholders of the Parent and each has members who are directors of the Company and Parent) fees of $2.0 million, $1.0 million, $1.5 million, and $1.5 million, respectively, and (ii) Dartford Partnership, L.L.C. (a former stockholder of the Parent who had a director of the Company and Parent) a fee of $3.0 million, in connection with the Windy

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

Hill acquisition. In addition, CSFB and Chase received fees of $3.8 million and $3.9 million, respectively, in connection with the Refinancing Transactions see
Note 4 -- Exchange Offer and Refinancing Transactions.

(24) COMMITMENTS AND CONTINGENCIES

     The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

(25) QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of quarterly results follows (in thousands, except per share amounts):

1999                                FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
----                                -------------   --------------   -------------   --------------
Net sales.........................    $203,673         $180,412        $181,436         $205,070
Gross profit......................      52,400           46,543          39,971           55,187
Income before cumulative effect of
  a change in accounting
  principle.......................       7,365            5,540           1,312            9,492
Net income........................       5,102            5,540           1,312            9,492
Per common share data:
  Income (loss) from continuing
     operations, before cumulative
     effect of a change in
     accounting principle.........       5,414            3,529            (762)           7,355
  Net income (loss)...............       3,151            3,529            (762)           7,355

2000                                FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
----                                -------------   --------------   -------------   --------------
Net sales.........................    $204,463         $210,688        $225,723         $250,977
Gross profit......................      57,195           43,717          52,395           54,554
Net income (loss).................      10,036           (7,053)          1,592           (9,460)
Per common share data:
  Net income (loss)...............       7,832           (9,326)           (753)         (11,878)

     In the fourth quarter of fiscal 2000, the Company recognized $19.6 million in non-recurring charges. See Note 16 -- Non-Recurring Expenses.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of Doane Pet Care Company
                            (incorporated by reference to Exhibit 3.1 to Doane Pet
                            Care Company's Registration Statement on Form S-1, Reg.
                            No. 33-98110 (the "Form S-1"))
          3.2            -- Certificate of Amendment to Certificate of Incorporation
                            of Doane Pet Care Company (incorporated by reference to
                            Exhibit 3.2 to Doane Pet Care Company's Annual Report on
                            Form 10-K for the year ended December 31, 1997 (the "1997
                            Form 10-K"))
          3.3            -- Bylaws of Doane Pet Care Company (incorporated by
                            reference to Exhibit 3.2 to the Form S-1)
          4.1            -- Indenture dated November 12, 1998 between Doane Pet Care
                            Company and Wilmington Trust Company (incorporated by
                            reference to Exhibit 10.12 of Doane Pet Care Enterprises,
                            Inc.'s Registration Statement on Form S-1, Reg. No.
                            333-61027 ("Enterprises' Form S-1"))
          4.2            -- Registration Agreement among Doane Pet Care Company,
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            Chase Securities Inc. dated November 12, 1998
                            (incorporated by reference to Exhibit 4.2 to Doane Pet
                            Care Company's Registration Statement on Form S-4, Reg.
                            No. 333-70759 (the "Form S-4"))
         *9.1            -- Second Amended and Restated Investors' Agreement dated as of March 26, 2001 among Doane Pet Care Company, Doane Pet
                            Care Enterprises, Inc., Summit Capital Inc., Summit/DPC
                            Partners Inc., Baseball Partners, DLJ Merchant Banking
                            Partners, L.P., DLJ International Partners, C.V., DLJ
                            Offshore Partners, C.V., DLJ Merchant Banking Funding,
                            Inc., DLJ First ESC, L.P., Bruckmann, Rosser, Sherrill &
                            Co., L.P., PNC Capital Corp., and certain other persons
                            name therein
        +10.1            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Douglas J. Cahill (incorporated by
                            reference to Exhibit 10.3 to the 1997 Form 10-K)
        +10.2            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and Thomas R. Heidenthal (incorporated
                            by reference to Exhibit 10.4 to the 1997 Form 10-K)
        +10.3            -- Employment Agreement dated February 15, 1999, between
                            Doane Pet Care Company and Philip K. Woodlief
                            (incorporated by reference Exhibit 10.14 to Enterprises'
                            Form S-1)
       +*10.4            -- First Amendment to Employment Agreement dated as of
                            January 1, 2001, between Doane Pet Care Company and
                            Philip K. Woodlief
        +10.5            -- Employment Agreement dated January 1, 1998, between Doane
                            Pet Care Company and David L. Horton (incorporated by
                            reference to Exhibit 10.6 to the Form S-4)
       +*10.6            -- First Amendment to Employment Agreement dated as of
                            January 1, 2001, between Doane Pet Care Company and David
                            L. Horton
       +*10.7            -- Employment Agreement dated August 17, 1998, between Doane
                            Pet Care Company and Joseph J. Meyers
       +*10.8            -- First Amendment to Employment Agreement dated as of
                            January 1, 2001, between Doane Pet Care Company and
                            Joseph J. Meyers

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.9            -- Doane Pet Care Enterprises, Inc.'s 1996 Stock Option Plan
                            (incorporated by reference to Exhibit 10.7 to Doane Pet
                            Care Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996)
        +10.10           -- First Amendment to Doane Pet Care Enterprises, Inc.'s
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.8 to the 1997 Form 10-K)
        +10.11           -- Second Amendment to Doane Pet Care Enterprises, Inc.'s,
                            1996 Stock Option Plan (incorporated by reference to
                            Exhibit 10.9 to the 1997 Form 10-K)
        +10.12           -- Doane Pet Care Enterprises, Inc.'s 1999 Stock Incentive
                            Plan (incorporated by reference to Exhibit 10.10 to Doane
                            Pet Care Company's Annual Report on Form 10-K for the
                            fiscal year ended January 1, 2000)
         10.13           -- Amended and Restated Credit Agreement dated as of May 8,
                            2000 among Doane Pet Care Company, as borrower, The Chase
                            Manhattan Bank, as administrative agent, DLJ Capital
                            Funding, Inc, as syndication agent, and Firstar Bank,
                            N.A., as documentation agent, and the banks named therein
                            (incorporated by reference to Exhibit 10.1 to Doane Pet
                            Care Company's Quarterly Report on Form 10-Q for the
                            quarterly period ended July 1, 2001)
        *10.14           -- First Amendment to Amended and Restated Credit Agreement
                            dated as of March 26, 2001 among Doane Pet Care Company,
                            as borrower, The Chase Manhattan Bank, as administrative
                            agent, DLJ Capital Funding, Inc, as syndication agent,
                            and Firstar Bank, N.A., as documentation agent, and the
                            banks named therein.
        *10.15           -- Loan and Warrant Agreement dated as of March 26, 2001
                            among Doane Pet Care Enterprises, Inc., Doane Pet Care
                            Company, and each of the lenders named therein.
        *21.1            -- List of Subsidiaries of Doane Pet Care Company
        *23.1            -- Consent of KPMG LLP

---------------

* Filed herewith

+ Management contracts or compensatory plans or arrangements.