Form 10-K405/A
period 2000-12-30
DOANE PET CARE CO
filed 2001-04-03
CIK 1002211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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


Date: April 3, 2001


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


                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                 /s/ GEORGE B. KELLY                   Chairman of the Board and          April 3, 2001
-----------------------------------------------------    Director
                   George B. Kelly

                /s/ DOUGLAS J. CAHILL                  Chief Executive Officer,           April 3, 2001
-----------------------------------------------------    President and Director
                  Douglas J. Cahill                      (Principal Executive Officer)

               /s/ PHILIP K. WOODLIEF                  Vice President and Chief           April 3, 2001
-----------------------------------------------------    Financial Officer (Principal
                 Philip K. Woodlief                      Financial Officer)

                 /s/ PETER T. GRAUER                   Director                           April 3, 2001
-----------------------------------------------------
                   Peter T. Grauer

                /s/ JEFFREY C. WALKER                  Director                           April 3, 2001
-----------------------------------------------------
                  Jeffrey C. Walker

               /s/ STEPHEN C. SHERRILL                 Director                           April 3, 2001
-----------------------------------------------------
                 Stephen C. Sherrill

                 /s/ MATHEW J. LORI                    Director                           April 3, 2001
-----------------------------------------------------
                   Mathew J. Lori

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

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(25) FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES



     Consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of January 1, 2000 and December 30, 2000 and for each of the fiscal years ended December 31, 1998, January 1, 2000 and December 30, 2000 is presented below to comply with the reporting requirements of the guarantor subsidiaries. The guarantor subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Company's 9 3/4% Senior Subordinated Notes due May 15, 2007. See
Note 9 -- Long-Term Debt. Condensed consolidated financial information follows (in thousands, except share and par value amounts):



                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                    JANUARY 1, 2000
                                                  ---------------------------------------------------
                                                                NON-      INTERCOMPANY
                                                  GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                  ---------   ---------   ------------   ------------
                                               ASSETS

Current assets:
  Cash and cash equivalents.....................  $  5,019     $ 2,175      $     --       $  7,194
  Accounts receivable, net......................    61,172       7,984            --         69,156
  Inventories, net..............................    50,769       2,169            --         52,938
  Deferred tax asset............................    14,720          --            --         14,720
  Prepaid expenses and other current assets.....     3,450         349            --          3,799
                                                  --------     -------      --------       --------
          Total current assets..................   135,130      12,677            --        147,807
Property, plant and equipment, net..............   197,380      18,687            --        216,067
Goodwill and other intangible assets, net.......   285,604      12,941            --        298,545
Other assets....................................    43,854       2,750       (15,727)        30,877
                                                  --------     -------      --------       --------
          Total assets..........................  $661,968     $47,055      $(15,727)      $693,296
                                                  ========     =======      ========       ========

                                LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt..........  $ 11,700     $ 5,431      $     --       $ 17,131
  Accounts payable..............................    60,056       4,456            --         64,512
  Accrued liabilities...........................    31,095       2,029           208         33,332
                                                  --------     -------      --------       --------
          Total current liabilities.............   102,851      11,916           208        114,975
Long-term debt, excluding current maturities....   393,377      25,274        (7,860)       410,791
Other long-term liabilities.....................     8,166           3            --          8,169
Deferred tax liability..........................    30,357          93            --         30,450
                                                  --------     -------      --------       --------
          Total liabilities.....................   534,751      37,286        (7,652)       564,385
                                                  --------     -------      --------       --------
Senior Preferred Stock, 3,000,000 shares
  authorized, 1,200,000 shares issued and
  outstanding (aggregate initial liquidation
  value of $30,000).............................    45,965          --            --         45,965
                                                  --------     -------      --------       --------
Commitments and contingencies
Stockholder's equity:
  Common stock..................................        --          --            --             --
  Additional paid-in-capital....................   106,708       7,592        (7,592)       106,708
  Accumulated other comprehensive income
     (loss).....................................     1,055        (742)         (483)          (170)
  Accumulated earnings (deficit)................   (26,511)      2,919            --        (23,592)
                                                  --------     -------      --------       --------
          Total stockholders' equity............    81,252       9,769        (8,075)        82,946
                                                  --------     -------      --------       --------
          Total liabilities and stockholder's
            equity..............................  $661,968     $47,055      $(15,727)      $693,296
                                                  ========     =======      ========       ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                   DECEMBER 30, 2000
                                                  ---------------------------------------------------
                                                                NON-      INTERCOMPANY
                                                  GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                  ---------   ---------   ------------   ------------
                                               ASSETS

Current assets:
  Cash and cash equivalents.....................  $     42    $  3,116     $      --       $  3,158
  Accounts receivable, net......................    86,448      38,687            --        125,135
  Inventories, net..............................    56,719      16,294            --         73,013
  Deferred tax asset............................    17,364          --            --         17,364
  Prepaid expenses and other current assets.....     4,978         818            --          5,796
                                                  --------    --------     ---------       --------
          Total current assets..................   165,551      58,915            --        224,466
Property, plant and equipment, net..............   188,550      96,155            --        284,705
Goodwill and other intangible assets, net.......   277,462      86,646            --        364,108
Other assets....................................   201,532      11,935      (175,161)        38,306
                                                  --------    --------     ---------       --------
          Total assets..........................  $833,095    $253,651     $(175,161)      $911,585
                                                  ========    ========     =========       ========

                                LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt..........  $ 19,186    $ 10,640     $      --       $ 29,826
  Accounts payable..............................    84,029      26,667            --        110,696
  Accrued liabilities...........................    40,207      13,280           122         53,609
                                                  --------    --------     ---------       --------
          Total current liabilities.............   143,422      50,587           122        194,131
Long-term debt, excluding current maturities....   526,755     175,959      (159,375)       543,339
Other long-term liabilities.....................     8,083          15            --          8,098
Deferred tax liability..........................    31,325       8,606            --         39,931
                                                  --------    --------     ---------       --------
          Total liabilities.....................   709,585     235,167      (159,253)       785,499
                                                  --------    --------     ---------       --------
Senior Preferred Stock, 3,000,000 shares
  authorized, 1,200,000 shares issued and
  outstanding (aggregate initial liquidation
  value of $30,000).............................    55,205          --            --         55,205
                                                  --------    --------     ---------       --------
Commitments and contingencies
Stockholder's equity:
  Common stock..................................        --          --            --             --
  Additional paid-in-capital....................   107,280      14,818       (14,818)       107,280
  Accumulated other comprehensive income
     (loss).....................................    (3,693)      6,101        (1,090)         1,318
  Accumulated deficit...........................   (35,282)     (2,435)           --        (37,717)
                                                  --------    --------     ---------       --------
          Total stockholders' equity............    68,305      18,484       (15,908)        70,881
                                                  --------    --------     ---------       --------
          Total liabilities and stockholder's
            equity..............................  $833,095    $253,651     $(175,161)      $911,585
                                                  ========    ========     =========       ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME



                                                                  YEAR ENDED DECEMBER 31, 1998
                                                              ------------------------------------
                                                                            NON-
                                                              GUARANTOR   GUARANTOR   CONSOLIDATED
                                                              ---------   ---------   ------------
Net sales...................................................  $668,845     $17,818      $686,663
Cost of goods sold..........................................   541,070      13,377       554,447
                                                              --------     -------      --------
          Gross profit......................................   127,775       4,441       132,216
Operating expenses:
  Promotion and distribution................................    43,718       1,321        45,039
  Selling, general and administrative.......................    25,645         621        26,266
  Amortization of intangibles...............................     6,153         315         6,468
  Non-recurring expenses....................................    10,043          --        10,043
                                                              --------     -------      --------
          Income from operations............................    42,216       2,184        44,400
Interest expense, net.......................................    29,784       1,352        31,136
Non-recurring finance charges...............................     4,599          --         4,599
Other (income) expense, net.................................       375        (211)          164
                                                              --------     -------      --------
          Income before income taxes and extraordinary
            loss............................................     7,458       1,043         8,501
Income tax expense..........................................     3,314         288         3,602
                                                              --------     -------      --------
  Income before extraordinary loss..........................     4,144         755         4,899
Extraordinary loss, net of income tax benefit of $16,001....    26,788          --        26,788
                                                              --------     -------      --------
          Net income (loss).................................   (22,644)        755       (21,889)
Preferred stock dividends and accretion.....................    (7,247)         --        (7,247)
                                                              --------     -------      --------
          Net income (loss) available to common shares......  $(29,891)    $   755      $(29,136)
                                                              ========     =======      ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME



                                                                   YEAR ENDED JANUARY 1, 2000
                                                              ------------------------------------
                                                                            NON-
                                                              GUARANTOR   GUARANTOR   CONSOLIDATED
                                                              ---------   ---------   ------------
Net sales...................................................  $738,537     $32,054      $770,591
Cost of goods sold..........................................   553,240      23,250       576,490
                                                              --------     -------      --------
          Gross profit......................................   185,297       8,804       194,101
Operating expenses:
  Promotion and distribution................................    58,737       2,451        61,188
  Selling, general and administrative.......................    39,745       1,167        40,912
  Amortization of intangibles...............................     9,937         420        10,357
  Non-recurring expenses....................................     2,539          --         2,539
                                                              --------     -------      --------
          Income from operations............................    74,339       4,766        79,105
Interest expense, net.......................................    37,823       1,916        39,739
Non-recurring finance charges...............................        --          --            --
Other (income) expense, net.................................    (1,279)         78        (1,201)
                                                              --------     -------      --------
          Income before income taxes and cumulative effect
            of a change in accounting principle.............    37,795       2,772        40,567
Income tax expense..........................................    16,035         823        16,858
                                                              --------     -------      --------
          Income before cumulative effect of a change in
            accounting principle............................    21,760       1,949        23,709
Cumulative effect at adoption on January 1, 1999 of a change in accounting for commodity derivative instruments, net of
  income tax benefit of $1,440..............................    (2,263)         --        (2,263)
                                                              --------     -------      --------
          Net income........................................    19,497       1,949        21,446
Preferred stock dividends and accretion.....................    (8,173)         --        (8,173)
                                                              --------     -------      --------
          Net income available to common shares.............  $ 11,324     $ 1,949      $ 13,273
                                                              ========     =======      ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME



                                                                  YEAR ENDED DECEMBER 30, 2000
                                                              ------------------------------------
                                                                            NON-
                                                              GUARANTOR   GUARANTOR   CONSOLIDATED
                                                              ---------   ---------   ------------
Net sales...................................................  $755,306    $136,545      $891,851
Cost of goods sold..........................................   576,000     107,990       683,990
                                                              --------    --------      --------
          Gross profit......................................   179,306      28,555       207,861
Operating expenses:
  Promotion and distribution................................    58,216      13,968        72,184
  Selling, general and administrative.......................    40,827       9,680        50,507
  Amortization of intangibles...............................    10,822       1,957        12,779
  Non-recurring expenses....................................    28,097         542        28,639
                                                              --------    --------      --------
          Income from operations............................    41,344       2,408        43,752
Interest expense, net.......................................    41,138      10,085        51,223
Non-recurring finance charges...............................        --          --            --
Other income, net...........................................    (1,097)       (635)       (1,732)
                                                              --------    --------      --------
          Income (loss) before income taxes.................     1,303      (7,042)       (5,739)
Income tax expense (benefit)................................       834      (1,688)         (854)
                                                              --------    --------      --------
          Net income (loss).................................       469      (5,354)       (4,885)
Preferred stock dividends and accretion.....................    (9,240)         --        (9,240)
                                                              --------    --------      --------
          Net loss available to common shares...............  $ (8,771)   $ (5,354)     $(14,125)
                                                              ========    ========      ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                  YEAR ENDED DECEMBER 31, 1998
                                                              ------------------------------------
                                                                            NON-
                                                              GUARANTOR   GUARANTOR   CONSOLIDATED
                                                              ---------   ---------   ------------
Cash flows from operating activities:
  Net income (loss).........................................  $ (22,644)   $   755     $ (21,889)
  Items not requiring (providing) cash:
     Depreciation and amortization of intangibles...........     16,404      1,473        17,877
     Deferred income tax expense............................      3,314         38         3,352
     Extraordinary loss.....................................     26,788         --        26,788
     Other non-cash charges, net............................      2,875        112         2,987
     Changes in current assets and liabilities (excluding
       amounts acquired):...................................      6,440     (1,563)        4,877
                                                              ---------    -------     ---------
          Net cash provided by operating activities.........     33,177        815        33,992
                                                              ---------    -------     ---------
Cash flows from investing activities:
  Acquisition related payments..............................    (31,907)        --       (31,907)
  Capital expenditures......................................    (20,746)    (2,581)      (23,327)
  Other, net................................................     (1,066)        --        (1,066)
                                                              ---------    -------     ---------
          Net cash used in investing activities.............    (53,719)    (2,581)      (56,300)
                                                              ---------    -------     ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    450,511      4,253       454,764
  Principal payments on long-term debt......................   (400,533)        --      (400,533)
  Net repayments under revolving credit agreements..........     32,000         --        32,000
  Payment for debt issuance costs and Refinancing
     Transactions...........................................    (39,709)        --       (39,709)
  Dividend to Parent........................................    (13,449)        --       (13,449)
  Other, net................................................     (7,641)        --        (7,641)
                                                              ---------    -------     ---------
          Net cash provided by financing activities.........     21,179      4,253        25,432
                                                              ---------    -------     ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        225         --           225
                                                              ---------    -------     ---------
          Increase in cash and cash equivalents.............        862      2,487         3,349
Cash and cash equivalents, beginning of year................         --         --            --
                                                              ---------    -------     ---------
Cash and cash equivalents, end of year......................  $     862    $ 2,487     $   3,349
                                                              =========    =======     =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                   YEAR ENDED JANUARY 1, 2000
                                                              ------------------------------------
                                                                            NON-
                                                              GUARANTOR   GUARANTOR   CONSOLIDATED
                                                              ---------   ---------   ------------
Cash flows from operating activities:
  Net income................................................  $ 19,497     $ 1,949      $ 21,446
  Items not requiring (providing) cash:
     Depreciation and amortization of intangibles...........    24,039       2,044        26,083
     Deferred income tax expense............................    15,626        (125)       15,501
     Cumulative effect of accounting change.................     2,263          --         2,263
     Other non-cash charges (credits), net..................        38          --            38
     Changes in current assets and liabilities (excluding
       amounts acquired):...................................    (7,408)      2,015        (5,393)
                                                              --------     -------      --------
          Net cash provided by operating activities.........    54,055       5,883        59,938
                                                              --------     -------      --------
Cash flows from investing activities:
  Acquisition related payments..............................      (180)     (5,883)       (6,063)
  Capital expenditures......................................   (24,955)     (1,713)      (26,668)
  Other, net................................................    (1,772)         45        (1,727)
                                                              --------     -------      --------
          Net cash used in investing activities.............   (26,907)     (7,551)      (34,458)
                                                              --------     -------      --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................     3,557       1,356         4,913
  Principal payments on long-term debt......................   (13,772)         --       (13,772)
  Net repayments under revolving credit agreements..........   (22,000)         --       (22,000)
  Other, net................................................     9,328          --         9,328
                                                              --------     -------      --------
          Net cash provided by (used in) financing
            activities......................................   (22,887)      1,356       (21,531)
                                                              --------     -------      --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (104)         --          (104)
                                                              --------     -------      --------
          Increase (decrease) in cash and cash
            equivalents.....................................     4,157        (312)        3,845
Cash and cash equivalents, beginning of year................       862       2,487         3,349
                                                              --------     -------      --------
Cash and cash equivalents, end of year......................  $  5,019     $ 2,175      $  7,194
                                                              ========     =======      ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                 YEAR ENDED DECEMBER 30, 2000
                                                             ------------------------------------
                                                                           NON-
                                                             GUARANTOR   GUARANTOR   CONSOLIDATED
                                                             ---------   ---------   ------------
Cash flows from operating activities:
  Net income (loss)........................................  $     469   $ (5,354)    $  (4,885)
  Items not requiring (providing) cash:
     Depreciation and amortization of intangibles..........     27,814      8,520        36,334
     Deferred income tax expense (benefit).................        486     (2,266)       (1,780)
     Other non-cash charges (credits), net.................      9,527       (448)        9,079
     Changes in current assets and liabilities (excluding
       amounts acquired):..................................     (7,291)    13,931         6,640
                                                             ---------   --------     ---------
          Net cash provided by operating activities........     31,005     14,383        45,388
                                                             ---------   --------     ---------
Cash flows from investing activities:
  Acquisition related payments.............................   (147,751)     1,987      (145,764)
  Capital expenditures.....................................    (22,528)   (12,819)      (35,347)
  Other, net...............................................       (340)       135          (205)
                                                             ---------   --------     ---------
          Net cash used in investing activities............   (170,619)   (10,697)     (181,316)
                                                             ---------   --------     ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.................    153,730      5,277       159,007
  Principal payments on long-term debt.....................    (14,305)    (8,401)      (22,706)
  Net repayments under revolving credit agreements.........     (2,400)        --        (2,400)
  Payment for debt issuance cots and Refinancing
     Transactions..........................................     (2,501)        --        (2,501)
  Other, net...............................................        572         --           572
                                                             ---------   --------     ---------
          Net cash provided by (used in) financing
            activities.....................................    135,096     (3,124)      131,972
                                                             ---------   --------     ---------
Effect of exchange rate changes on cash and cash
  equivalents..............................................       (459)       379           (80)
                                                             ---------   --------     ---------
          Increase (decrease) in cash and cash
            equivalents....................................     (4,977)       941        (4,036)
Cash and cash equivalents, beginning of year...............      5,019      2,175         7,194
                                                             ---------   --------     ---------
Cash and cash equivalents, end of year.....................  $      42   $  3,116     $   3,158
                                                             =========   ========     =========


(26) QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

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