Form 10-Q
period 2001-03-31
DOANE PET CARE CO
filed 2001-05-10
CIK 1002211

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         As of May 10, 2001, registrant had outstanding 1,000 shares of common stock.

================================================================================

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                                        PAGE
Item 1.     Financial Statements

            Unaudited Condensed Consolidated Balance Sheets as of March 31, 2001
            and December 30, 2000......................................................................................    1

            Unaudited Condensed Consolidated Statements of Income for the three
            months ended March 31, 2001 and April 1, 2000..............................................................    2

            Unaudited Condensed Consolidated Statement of Stockholder's Equity and
            Comprehensive Income for the three months ended March 31, 2001.............................................    3

            Unaudited Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2001 and April 1, 2000........................................................    4

            Notes to Unaudited Condensed Consolidated Financial Statements.............................................    5

            Independent Accountants' Review Report.....................................................................    8

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................................................    9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................................................   12


                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...........................................................................   13

Signatures  ...........................................................................................................   14

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)


                                                                      MARCH 31,     DECEMBER 30,
                                                                         2001           2000
                                                                      ---------      ---------
                                                                     (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                                       $    6,109      $   3,158
     Accounts receivable, net                                           121,884        125,135
     Inventories, net                                                    76,248         73,013
     Deferred tax asset                                                  13,591         12,841
     Prepaid expenses and other current assets                            4,044          5,796
                                                                      ---------      ---------

          Total current assets                                          221,876        219,943

Property, plant and equipment, net                                      273,530        284,705
Goodwill and other intangible assets, net                               355,702        364,108
Other assets                                                             40,390         38,306
                                                                      ---------      ---------

          Total assets                                                $ 891,498      $ 907,062

                                                                      =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current maturities of long-term debt                             $  25,468      $  29,826
     Accounts payable                                                    94,461        110,696
     Accrued liabilities                                                 56,516         53,609
                                                                      ---------      ---------

          Total current liabilities                                     176,445        194,131

Long-term debt, excluding current maturities                            563,147        543,339
Other long-term liabilities                                               7,987          8,098
Deferred tax liability                                                   28,332         35,408
                                                                      ---------      ---------
          Total liabilities                                             775,911        780,976
                                                                      ---------      ---------
Senior Preferred Stock, 3,000,000 shares authorized,
     1,200,000 shares issued and outstanding                             57,700         55,205
                                                                      ---------      ---------

Commitments and contingencies

Stockholder's equity:
     Common stock, $0.01 par value; 1,000 shares authorized,
          issued and outstanding                                             --             --
     Additional paid-in-capital                                         113,980        107,280
     Accumulated other comprehensive income (loss)                       (7,104)         1,318
     Accumulated deficit                                                (48,989)       (37,717)
                                                                      ---------      ---------

          Total stockholder's equity                                     57,887         70,881
                                                                      ---------      ---------

          Total liabilities and stockholder's equity                  $ 891,498      $ 907,062
                                                                      =========      =========


         See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               THREE MONTHS ENDED
                                                                           ---------------------------
                                                                            MARCH 31,         APRIL 1,
                                                                              2001             2000
                                                                           ---------         ---------
Net sales                                                                  $ 255,851         $ 204,463
Cost of goods sold                                                           218,486           147,268
                                                                           ---------         ---------

          Gross profit                                                        37,365            57,195
Operating expenses:
      Promotion and distribution                                              21,368            16,705
      Selling, general and administrative                                     13,185            10,895
      Amortization of intangibles                                              3,452             2,689
                                                                           ---------         ---------
          Income (loss) from operations                                         (640)           26,906
Interest expense, net                                                         14,335            10,126
Other income, net                                                               (177)             (136)
                                                                           ---------         ---------
          Income (loss) before income taxes                                  (14,798)           16,916
Income tax expense (benefit)                                                  (6,021)            6,880
                                                                           ---------         ---------
          Net income (loss)                                                   (8,777)           10,036
Preferred stock dividends and accretion                                       (2,495)           (2,204)
                                                                           ---------         ---------
          Net income (loss) available to common shares                     $ (11,272)        $   7,832
                                                                           =========         =========
          Basic and diluted net income (loss) per common share             $ (11,272)        $   7,832
                                                                           =========         =========
Basic and diluted weighted-average common shares outstanding                   1,000             1,000
                                                                           =========         =========




         See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF

                  STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      ACCUMULATED
                                                     COMMON STOCK         ADDITIONAL     OTHER
                                                 --------------------      PAID-IN    COMPREHENSIVE    ACCUMULATED
                                                  SHARES      AMOUNT       CAPITAL     INCOME (LOSS)     DEFICIT        TOTAL
                                                 --------    --------      --------    -------------   -----------     --------
Balances at December 30, 2000                       1,000    $     --      $107,280      $  1,318       $(37,717)      $ 70,881
    Comprehensive loss:
       Net loss                                        --          --            --            --         (8,777)        (8,777)
       Foreign currency translation, net               --          --            --        (7,168)            --         (7,168)
       Unrealized holding loss, net of
         deferred tax benefit of $783                  --          --            --        (1,254)            --         (1,254)
                                                                                                                       --------
              Total comprehensive loss                                                                                  (17,199)
                                                                                                                       --------
    Preferred stock dividends                          --          --            --            --         (2,226)        (2,226)
    Accretion of preferred stock                       --          --            --            --           (269)          (269)
    Parent capital contribution                        --          --         6,700            --             --          6,700
                                                 --------    --------      --------      --------       --------       --------
Balances at March 31, 2001                          1,000    $     --      $113,980      $ (7,104)      $(48,989)      $ 57,887
                                                 ========    ========      ========      ========       ========       ========



         See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                         -----------------------
                                                                          MARCH 31,     APRIL 1,
                                                                           2001           2000
                                                                         --------       --------
Cash flows from operating activities:
     Net income (loss)                                                   $ (8,777)      $ 10,036
     Items not requiring (providing) cash:
        Depreciation                                                        7,351          4,494
        Amortization of intangibles                                         3,452          2,689
        Deferred income tax expense (benefit)                              (6,614)         5,163
        Non-cash interest expense                                             663            405
        Equity in joint ventures                                             (129)          (357)
        Other non-cash charges (credits), net                               7,771         (3,714)
        Changes in current assets and liabilities                         (22,847)       (17,950)
                                                                         --------       --------
           Net cash provided by (used in) operating activities            (19,130)           766
                                                                         --------       --------
Cash flows from investing activities:
     Capital expenditures                                                  (2,530)        (6,368)
     Other, net                                                            (1,153)        (1,093)
                                                                         --------       --------
           Net cash used in investing activities                           (3,683)        (7,461)
                                                                         --------       --------
Cash flows from financing activities:
     Net borrowings under revolving credit agreements                      17,700          4,000
     Proceeds from issuance of long-term debt                              13,605             --
     Parent capital contribution                                            6,700             78
     Principal payments on long-term debt                                  (9,386)        (3,547)
     Payments for debt issuance costs                                      (2,587)            --
                                                                         --------       --------
           Net cash provided by financing activities                       26,032            531
Effect of exchange rate changes on cash and cash equivalents                 (268)           912
                                                                         --------       --------
           Increase (decrease) in cash and cash equivalents                 2,951         (5,252)
Cash and cash equivalents, beginning of period                              3,158          7,194
                                                                         --------       --------
Cash and cash equivalents, end of period                                 $  6,109       $  1,942
                                                                         ========       ========





         See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company and Subsidiaries (the "Company") do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The year end condensed consolidated balance sheet data was derived from audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 2001 presentation.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's 2000 annual report on Form 10-K/A for the fiscal year ended December 30, 2000 (the "2000 10-K/A"), including related exhibits. The accounting policies used in preparing these financial statements are the same as those summarized in the 2000 10-K/A.

         The Company's fiscal year ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the first quarters of fiscal 2000 and 2001 ending on April 1, 2000 and March 31, 2001, respectively.

(2) INVENTORIES

         A summary of inventories, net of valuation allowances, follows (in thousands):

                                        MARCH 31,      DECEMBER 30,
                                         2001             2000
                                        -------          -------
                                      (Unaudited)
Raw materials                           $17,552          $18,889
Packaging materials                      27,104           25,142
Finished goods                           31,592           28,982
                                        -------          -------
      Total                             $76,248          $73,013
                                        =======          =======



(3) AROVIT ACQUISITION

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

         Set forth below is certain unaudited pro forma consolidated financial information of the Company for the first quarter of fiscal 2000 that has been adjusted to reflect the Company's acquisition of Arovit as if such transaction occurred at January 1, 1999 (in thousands, except per share amounts):

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                          THREE MONTHS ENDED
                                                            APRIL 1, 2000
                                                          ------------------
Net sales                                                           $244,885
Net income                                                             8,851
Basic and diluted net income per common share                          6,647




         The pro forma financial data above is based on certain assumptions and estimates; and therefore, does not purport to be indicative of the results that would actually have been obtained had the acquisition of Arovit been completed as of such dates or indicative of future results of operations and financial position.

(4) ISSUANCE OF LONG-TERM DEBT

         In March 2001, the Company refinanced $25.0 million of indebtedness under its existing senior credit facility with loans from shareholders of its parent, Doane Pet Care Enterprises, Inc. (the "Sponsor Facility"). The Sponsor Facility was used to pay down the senior credit facility, and permanently reduced the commitment under the revolving credit facility from $100.0 million to $75.0 million. In connection with the refinancing, the Company also entered into an amendment of its senior credit facility (the "Amendment"). The Amendment waived the financial covenant requirements for the year ended December 30, 2000 and reduced the financial covenant requirements for the two years ended December 31, 2002. Without the Amendment, the Company would not have been in compliance with certain of the financial covenants in the senior credit facility as of December 30, 2000.

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

         The Sponsor Facility is a senior unsecured loan bearing interest at 15.0%. Principal and accrued interest under the loan are due on March 15, 2007. The Amendment restricts the payment of any interest or principal on the Sponsor Facility until the ratio of the Company's Average Senior Debt to EBITDA, as defined in the Amendment, calculated on a pro forma basis giving effect to any such principal or interest payments, is no greater than 2.75 to 1.00 and the Company maintains at least $35.0 million of credit availability (the "Payment Test"). The Sponsor Facility requires that all unpaid interest and principal be paid at the end of each quarter in which the Payment Test is achieved, to the extent allowed by the senior credit facility. The Company does not believe any payments will be made on the Sponsor Facility in 2001. The Company received $25.0 million from the following shareholders of its Parent to fund the Sponsor
Facility: 1) $13.9 million from JPMorgan Partners (B.H.C.A.) L.P.; 2) $5.6 million from Bruckmann, Rosser, Sherrill & Co., L.P. and certain affiliates; 3) $5.0 million from Summit/DPC Partners, L.P.; and 4) a total of $0.5 million from certain executive officers. Of the total $25.0 million received, $20.1 million was received prior to March 31, 2001 and the remainder was received on April 6, 2001. In addition, under the Amendment, the Company has reserved the right to incur additional loans totaling $4.7

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


million from certain other shareholders of its Parent by no later than May 15, 2001. The Company's Parent will issue warrants in connection with the Sponsor Facility that give the warrantholders the right to purchase 30.0% of the outstanding stock of the Company's Parent on a fully diluted basis for a nominal amount.

(5) ACCRUALS FOR RESTRUCTURING COSTS

         As of December 30, 2000, the Company had $6.9 million of accruals for restructuring costs. During the first quarter of fiscal 2001, the Company made cash payments of approximately $0.8 million related to these restructuring charges. The Company closed two plants, completed certain corporate restructuring and as a result, terminated 34 employees. At March 31, 2001, the Company had $6.1 million of remaining restructuring accruals of which it expects to pay $3.7 million in fiscal 2001 and the remainder in fiscal 2002.

(6) COMMITMENTS AND CONTINGENCIES

         The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

(7) SUBSEQUENT EVENTS

         Subsequent to the end of the first quarter of fiscal 2001, the Company sold the business at two of its combined manufacturing and distribution facilities. On April 27, 2001, the Company sold inventory, equipment, real property, fixtures and certain other assets, including the Tuffy's trademark, of its Perham, Minnesota dry dog and cat food facility for approximately $7.0 million. On May 3, 2001, the Company sold the inventory, equipment and certain other assets of its Deep Run, Pennsylvania wet pet food business for approximately $15.0 million, subject to certain adjustments. The Company retained ownership of the facility's real property and fixtures. The Company does not expect the net effect of these transactions to have a significant impact on the Company's results of operations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company


We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of March 31, 2001, the related condensed consolidated statements of income for the three-month periods ended March 31, 2001 and April 1, 2000, the condensed consolidated statement of stockholder's equity and comprehensive income for the three-month period ended March 31, 2001 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2001 and April 1, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of December 30, 2000, and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 30, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                    /s/ KPMG LLP

Houston, Texas
May 3, 2001

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, which are based on management's current views and assumptions regarding future events and financial performance. All statements other than statements of historical facts included in this report are forward-looking statements. Readers should not place undue reliance on any forward-looking statements, which speak only as of the date made. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. It is important to note that results could differ materially from those projected in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in such forward-looking statements are contained in sections "Forward-Looking Statements" and "Risk Factors" in Item 1 of our 2000 annual report on Form 10-K/A for the fiscal year ended December 30, 2000 ("2000 10-K/A").

RESULTS OF OPERATIONS

         Readers are encouraged to consider carefully the accompanying unaudited condensed consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes contained in our 2000 10-K/A as they read the discussion below (table in thousands, except percentages):


                                                                    THREE MONTHS ENDED
                                                   ------------------------------------------------------
                                                         March 31, 2001                April 1, 2000
                                                   ------------------------      ------------------------
Net sales                                          $ 255,851          100.0%     $ 204,463          100.0%
Cost of goods sold                                   218,486           85.4        147,268           72.0
                                                   ---------      ---------      ---------      ---------
        Gross profit                                  37,365           14.6         57,195           28.0

Operating expenses:
     Promotion and distribution                       21,368            8.4         16,705            8.2
     Selling, general and administrative              13,185            5.1         10,895            5.3
     Amortization of intangibles                       3,452            1.3          2,689            1.3
                                                   ---------      ---------      ---------      ---------
        Income (loss) from operations                   (640)          (0.2)        26,906           13.2

Interest expense, net                                 14,335            5.6         10,126            4.9
Other income, net                                       (177)            --           (136)            --
                                                   ---------      ---------      ---------      ---------
        Income (loss) before income taxes            (14,798)          (5.8)        16,916            8.3
Income tax expense (benefit)                          (6,021)          (2.3)         6,880            3.4
                                                   ---------      ---------      ---------      ---------
        Net income (loss)                          $  (8,777)          (3.5)%    $  10,036            4.9%
                                                   =========      =========      =========      =========


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED APRIL 1, 2000

         Net sales. Our net sales in the first quarter of 2001 increased 25.1% to $255.9 million from $204.5 million in the comparable 2000 period primarily due to the acquisition of A/S Arovit Petfood ("Arovit") in May 2000. Excluding the impact of this acquisition, net sales increased approximately 5.8% in the first quarter of 2001 over the comparable 2000 period, which primarily resulted from an increase in volume sold.

         Gross profit. Our gross profit in the first quarter of 2001 decreased $19.8 million to $37.4 million from $57.2 million in the comparable 2000 period substantially due to the unfavorable impact caused by the volatility of commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting has resulted in a $7.8 million increase in our cost of goods sold in the first quarter of 2001 compared to a $5.7 million reduction in our cost of goods sold in the same 2000 period, which accounts for $13.5 million of the $19.8 million reduction. In addition, our gross margin was affected by higher commodity costs in the first quarter of fiscal 2001 primarily due to the impact of the BSE ("mad cow disease") scare in Europe, a substantial increase in the price of natural gas and continued start-up expenses associated with expanding capacity and technological capability at our recently divested wet pet food business in the United States. See "Note 7 - Subsequent Events" to our unaudited condensed consolidated financial statements included herein. Partially offsetting the shortfall was the impact of the Arovit acquisition in the first quarter of 2001.

         Promotion and distribution. Promotion and distribution expense for the first quarter of 2001 increased 27.9% to $21.4 million from $16.7 million in the comparable 2000 period primarily due to the Arovit acquisition.

         Selling, general and administrative. Selling, general and administrative expenses for the first quarter of 2001 increased 21.0% to $13.2 million from $10.9 million in the comparable 2000 period primarily due to the Arovit acquisition. This increase was partially offset by lower costs due to restructuring and other cost saving initiatives.

         Amortization of intangibles. Amortization expense for the first quarter of 2001 increased 28.4% to $3.5 million from $2.7 million in the comparable 2000 period primarily due to the Arovit acquisition.

         Interest expense, net. Interest expense, net of interest income, for the first quarter of 2001 increased 41.6% to $14.3 million from $10.1 million in the comparable 2000 period primarily due to additional borrowings obtained to finance the Arovit acquisition.

         Income tax expense (benefit). We recognized an income tax benefit of $6.0 million in the first quarter of 2001 and income tax expense of $6.9 million in the comparable 2000 period. The Company's effective tax rate is different from the combined federal and state statutory rate of 38.9% due to items which are not deductible for tax purposes, primarily certain goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and industrial development revenue bonds. We had working capital of $45.4 million at March 31, 2001. As of March 31, 2001, we had borrowing capacity of $32.7 million under our revolving credit agreements, which was net of $2.0 million for outstanding letters of credit. On April 6, 2001, we received additional proceeds from the Sponsor Facility of $4.9 million, which increased the availability under our revolving credit facility by $4.9 million.

         The net cash used by our operating activities was $19.1 million in the first quarter of 2001 compared to $0.8 million provided by our operating activities in the 2000 period. This decrease was primarily due to lower earnings before income taxes, depreciation and amortization, higher interest paid and working capital utilization.

         The net cash used in our investing activities was $3.7 million in the first quarter of 2001 compared to $7.5 million in the 2000 period. This decrease is primarily associated with a reduction in our capital expenditures for the first quarter of 2001.

         Net cash provided by our financing activities was approximately $26.0 million in the first quarter of 2001 compared to $0.5 million for the 2000 period. See "Note 4 - Issuance of Long-Term Debt" to our unaudited condensed consolidated financial statements included herein.

         We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, Sponsor Facility, senior subordinated notes, foreign debt and industrial development revenue bonds. See "Note 9 - Long-Term Debt" to our 2000 10-K/A. Our ability to borrow is limited by the senior credit facility and the limitations on the incurrence of additional indebtedness in the indenture governing our senior subordinated notes. We anticipate our operating cash flows, together with amounts available to us under our senior credit facility, will be sufficient to finance working capital requirements, debt service requirements and capital expenditures through fiscal 2001.

         We believe the credit availability under the amended senior credit facility provides the necessary liquidity for operational and investment requirements in the current operating environment. We also believe the capital expenditures permitted under the amended senior credit facility will provide us with the necessary flexibility to spend required maintenance capital and at the same time fund the planned expansion and customer requirements over the next two years.

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

INFLATION AND CHANGES IN PRICES

         Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease breakouts in protein sources and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. We cannot assure you that our results of operations will not be exposed to volatility in the commodity and natural gas market.

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

         In the first quarter of fiscal 2001, the Company implemented a price increase consistent with recent industry announcements, which covered non-commodity inflationary increases.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks, which are the potential losses arising from adverse changes in market prices and rates. Our market risks could arise from changes in commodity and natural gas prices, interest rates and foreign currency exchange rates.

         Commodity and natural gas price risk. We manage our commodity and natural gas price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal and natural gas purchases, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. We settle positions either by financial settlement with the exchanges or by exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity. We do not enter into derivative instruments for trading or speculative purposes.

         Based upon an analysis we completed as of March 31, 2001 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity and natural gas prices, we determined the potential decrease in the fair value of our derivative instruments would not have a material adverse effect on our financial position, results of operations or cash flows.

         Interest rate risk. We are subject to market risk exposure related to changes in interest rates. We periodically use interest rate swap contracts (hedges) to limit our exposure to the interest rate risk associated with our floating rate debt, which was $405.9 million at March 31, 2001. At March 31, 2001, $125.8 million of our floating rate debt was hedged by interest rate swap contracts. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Gains and losses on interest rate swap contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. Amounts received or paid under interest rate swap contracts are recorded as reductions or additions to interest expense. We had a cumulative deferred loss on our interest rate swap contracts of $1.4 million, net of deferred tax benefit of $0.9 million, at March 31, 2001.

         Accordingly, our net income is affected by changes in interest rates. Assuming our current level of floating rate debt and interest rate swap contracts, a 100 basis point increase in interest rates would increase our net loss by approximately $0.4 million for the first quarter of 2001. In addition, such a change would result in a decrease of approximately $6.9 million in the fair value of our fixed rate debt at March 31, 2001. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         Foreign currency exchange risk. Our earnings and financial position are affected by foreign currency exchange rate fluctuations. We currently have operations in Europe that sell pet food products throughout Europe and export to Japan. In connection with our acquisition of Arovit, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. As of March 31, 2001, the cumulative translation adjustment for the net investment in our foreign operations was a net loss of $6.1 million, which includes a gain of $1.6 million for the translation of our Euro-denominated debt to U.S. dollars. The cumulative translation adjustment is recorded in accumulated other comprehensive income
(loss) in the accompanying unaudited condensed consolidated financial statements included herein.

         We are exposed to foreign currency exchange risk arising from transactions in the normal course of business within Europe. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with the changes in market values of the hedged item both at inception and over the life of the contracts. Gains and losses on foreign currency contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. At March 31, 2001, we had a cumulative deferred gain on foreign currency forward contracts of $0.4 million, net of deferred tax expense of $0.2 million. We had open foreign currency forward contracts at March 31, 2001 maturing within the next 12 months with a notional value of $11.0 million and a fair value loss of $0.6 million.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DOANE PET CARE COMPANY

Dated: May 10, 2001                     By:  /s/ PHILIP K. WOODLIEF
                                             -----------------------------------
                                             Philip K. Woodlief
                                             Vice President and
                                                 Chief Financial Officer


Dated: May 10, 2001                     By:  /s/ STEPHEN P. HAVALA
                                             -----------------------------------
                                             Stephen P. Havala
                                             Corporate Controller and
                                                Principal Accounting Officer