Form 10-Q
period 2001-06-30
DOANE PET CARE CO
filed 2001-08-08
CIK 1002211

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 8, 2001, registrant had outstanding 1,000 shares of common stock.


================================================================================

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                       PAGE
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of June 30, 2001
         and December 30, 2000.......................................................................   1

         Unaudited Condensed Consolidated Statements of Income for the three
         months and six months ended June 30, 2001 and July 1, 2000..................................   2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and
         Comprehensive Income for the six months ended June 30, 2001.................................   3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2001 and July 1, 2000.............................................   4

         Notes to Unaudited Condensed Consolidated Financial Statements..............................   5

         Independent Accountants' Review Report......................................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................  13


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................  14

Signatures...........................................................................................  15

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                               JUNE 30,     DECEMBER 30,
                                                                 2001          2000
                                                               ---------    ------------
                                                              (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                  $   3,990     $   3,158
    Accounts receivable, net                                     114,355       125,135
    Inventories, net                                              62,868        73,013
    Deferred tax asset                                            13,610        12,841
    Prepaid expenses and other current assets                      4,788         5,796
                                                               ---------     ---------
        Total current assets                                     199,611       219,943

Property, plant and equipment, net                               255,158       284,705
Goodwill and other intangible assets, net                        348,693       364,108
Other assets                                                      39,527        38,306
                                                               ---------     ---------
        Total assets                                           $ 842,989     $ 907,062
                                                               =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt                       $  25,192     $  29,826
    Accounts payable                                              81,230       110,696
    Accrued liabilities                                           51,211        53,609
                                                               ---------     ---------
        Total current liabilities                                157,633       194,131

Long-term debt, excluding current maturities                     543,963       543,339
Other long-term liabilities                                        8,935         8,098
Deferred tax liability                                            24,363        35,408
                                                               ---------     ---------
        Total liabilities                                        734,894       780,976
                                                               ---------     ---------
Senior Preferred Stock, 3,000,000 shares authorized,
    1,200,000 shares issued and outstanding                       60,274        55,205
                                                               ---------     ---------
Commitments and contingencies

Stockholder's equity:
    Common stock, $0.01 par value; 1,000 shares authorized,
        issued and outstanding                                        --            --
    Additional paid-in-capital                                   115,635       107,280
    Accumulated other comprehensive income (loss)                (10,089)        1,318
    Accumulated deficit                                          (57,725)      (37,717)
                                                               ---------     ---------
        Total stockholder's equity                                47,821        70,881
                                                               ---------     ---------
        Total liabilities and stockholder's equity             $ 842,989     $ 907,062
                                                               =========     =========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   ---------------------   ---------------------
                                                    JUNE 30,    JULY 1,    JUNE 30,     JULY 1,
                                                      2001       2000        2001        2000
                                                   ---------   ---------   ---------   ---------
Net sales                                          $ 222,657   $ 210,688   $ 478,508   $ 415,155
Cost of goods sold                                   176,318     166,971     394,804     314,238
                                                   ---------   ---------   ---------   ---------
      Gross profit                                    46,339      43,717      83,704     100,917

Operating expenses:
    Promotion and distribution                        19,669      17,208      41,037      33,913
    Selling, general and administrative               12,306      11,574      25,491      22,475
    Amortization of intangibles                        3,445       3,159       6,897       5,849
    Non-recurring expenses                             6,662       9,028       6,662       9,028
                                                   ---------   ---------   ---------   ---------
      Income from operations                           4,257       2,748       3,617      29,652
Interest expense, net                                 14,539      12,311      28,874      22,437
Other income, net                                       (427)       (684)       (604)       (821)
                                                   ---------   ---------   ---------   ---------
      Income (loss) before income taxes               (9,855)     (8,879)    (24,653)      8,036
Income tax expense (benefit)                          (3,693)     (1,826)     (9,714)      5,055
                                                   ---------   ---------   ---------   ---------
      Net income (loss)                               (6,162)     (7,053)    (14,939)      2,981
Preferred stock dividends and accretion               (2,574)     (2,273)     (5,069)     (4,477)
                                                   ---------   ---------   ---------   ---------
      Net loss available to common shares          $  (8,736)  $  (9,326)  $ (20,008)  $  (1,496)
                                                   =========   =========   =========   =========
      Basic and diluted net loss per common share  $  (8,736)  $  (9,326)  $ (20,008)  $  (1,496)
                                                   =========   =========   =========   =========
Basic and diluted weighted-average common
    shares outstanding                                 1,000       1,000       1,000       1,000
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

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
                  STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  ACCUMULATED
                                               COMMON STOCK         ADDITIONAL       OTHER
                                            -------------------       PAID-IN    COMPREHENSIVE  ACCUMULATED
                                            SHARES       AMOUNT       CAPITAL    INCOME (LOSS)    DEFICIT        TOTAL
                                            ------       ------     ----------   -------------  -----------     --------
Balances at December 30, 2000                1,000       $   --      $ 107,280     $  1,318      $ (37,717)     $ 70,881
   Comprehensive loss:
     Net loss                                   --           --             --           --        (14,939)      (14,939)
     Foreign currency translation, net          --           --             --       (9,958)            --        (9,958)
     Unrealized holding loss, net of
       deferred tax benefit of $873             --           --             --       (1,449)            --        (1,449)
                                                                                                               --------
            Total comprehensive loss                                                                            (26,346)
                                                                                                               --------
   Preferred stock dividends                    --           --             --           --         (4,531)       (4,531)
   Accretion of preferred stock                 --           --             --           --           (538)         (538)
   Parent capital contribution                  --           --          8,355           --             --         8,355
                                             -----       ------      ---------     --------      ---------      --------
Balances at June 30, 2001                    1,000       $   --      $ 115,635     $(10,089)     $ (57,725)     $ 47,821
                                             =====       ======      =========     ========      =========      ========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                -----------------------
                                                                JUNE 30,       JULY 1,
                                                                  2001          2000
                                                                ---------     ---------
Cash flows from operating activities:
    Net income (loss)                                           $ (14,939)    $   2,981
    Items not requiring (providing) cash:
      Depreciation                                                 14,208        10,258
      Amortization of intangibles                                   6,897         5,849
      Deferred income tax expense (benefit)                       (10,302)        3,150
      Non-cash interest expense                                     2,372         1,015
      Equity in joint ventures                                       (579)         (615)
      Other non-cash charges (credits), net                         6,360           741
      Changes in current assets and liabilities                   (26,521)      (11,635)
                                                                ---------     ---------
        Net cash provided by (used in) operating activities       (22,504)       11,744
                                                                ---------     ---------
Cash flows from investing activities:
    Capital expenditures                                           (5,870)      (13,024)
    Proceeds from sale of assets                                   19,459            --
    Acquisition related payments, net of cash received                 --      (143,689)
    Other, net                                                     (1,173)       (1,603)
                                                                ---------     ---------
        Net cash provided by (used in) investing activities        12,416      (158,316)
                                                                ---------     ---------
Cash flows from financing activities:
    Net borrowings (payments) under revolving credit
      agreements                                                    4,000        (1,700)
    Proceeds from issuance of long-term debt                       17,055       156,357
    Payments for debt issuance costs                               (2,660)       (2,475)
    Principal payments on long-term debt                          (15,775)       (9,439)
    Parent capital contribution                                     8,355           411
                                                                ---------     ---------
        Net cash provided by financing activities                  10,975       143,154
Effect of exchange rate changes on cash and cash equivalents          (55)          226
                                                                ---------     ---------
        Increase (decrease) in cash and cash equivalents              832        (3,192)
Cash and cash equivalents, beginning of period                      3,158         7,194
                                                                ---------     ---------
Cash and cash equivalents, end of period                        $   3,990     $   4,002
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

         The Company's fiscal year ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the second quarters of fiscal 2000 and 2001 ending on July 1, 2000 and June 30, 2001, respectively.

(2)      INVENTORIES

         A summary of inventories, net of valuation allowances, follows (in thousands):

                                                 JUNE 30,         DECEMBER 30,
                                                   2001              2000
                                                -----------       ------------
                                                (UNAUDITED)
       Raw materials                             $ 25,312           $ 18,889
       Packaging materials                         19,041             25,142
       Finished goods                              18,515             28,982
                                                 --------           --------
            Total                                $ 62,868           $ 73,013
                                                 ========           ========

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

         Set forth below is certain unaudited pro forma consolidated financial information of the Company for the six months ended July 1, 2000 that has been adjusted to reflect the Company's acquisition of Arovit as if such transaction occurred at January 2, 2000 (in thousands, except per share amounts):

                                                              SIX MONTHS ENDED
                                                                JULY 1, 2000
                                                              ----------------
       Net sales                                                $ 465,574
       Net income                                                   2,164
       Basic and diluted net loss per common share                 (2,313)

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         The pro forma financial data above is based on certain assumptions and estimates; and therefore, does not purport to be indicative of the results that would actually have been obtained had the acquisition of Arovit been completed as of such dates or indicative of future results of operations and financial position.

(4)      ISSUANCE OF LONG-TERM DEBT

         In March 2001, the Company refinanced $25.0 million of indebtedness under its existing senior credit facility with loans and warrants from shareholders of its parent, Doane Pet Care Enterprises, Inc. (the "Sponsor Facility"). The Sponsor Facility was used to pay down the senior credit facility, and permanently reduced the commitment under the revolving credit facility from $100.0 million to $75.0 million. In connection with the refinancing, the Company also entered into an amendment of its senior credit facility (the "Amendment"). The Amendment reduced the financial covenant requirements for the two years ended December 31, 2002. The Company is in compliance with the revised covenants as of June 30, 2001.

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

         The Sponsor Facility is a senior unsecured loan bearing interest at 15.0%. Principal and accrued interest under the loan are due on March 15, 2007. The Amendment restricts the payment of any interest or principal on the Sponsor Facility until the ratio of the Company's Average Senior Debt to EBITDA, as defined in the Amendment, calculated on a pro forma basis giving effect to any such principal or interest payments, is no greater than 2.75 to 1.00 and the Company maintains at least $35.0 million of credit availability (the "Payment Test"). The Sponsor Facility requires that all unpaid interest and principal be paid at the end of each quarter in which the Payment Test is achieved, to the extent allowed by the senior credit facility. The Company does not believe any payments will be made on the Sponsor Facility in 2001. The Company's Parent issued warrants in connection with the Sponsor Facility that give the warrantholders the right to purchase 30.0% of the outstanding stock of the Company's Parent on a fully diluted basis for a nominal amount.

(5)      SALE OF CERTAIN BUSINESS ASSETS

         In the second quarter of fiscal 2001, the Company sold its Perham, Minnesota dry dog and cat food facility and related assets, including the Tuffy's brand, for approximately $7.0 million. In addition, the Company also sold its Deep Run domestic wet pet food business and related assets, other than real estate, for approximately $13.9 million. The Company recognized a $4.5 million net loss on the sale of these assets, which is included as a portion of non-recurring expenses for the second quarter of fiscal 2001.

(6)      ACCRUALS FOR RESTRUCTURING COSTS

         As of December 30, 2000, the Company had $6.5 million of accruals for restructuring costs. In the second quarter of fiscal 2001, the Company accrued $5.1 million associated with the sale of certain business assets and corporate restructuring costs. The Company sold two businesses, closed three plants, completed certain corporate restructuring and as a result, terminated 312 employees in the six months ended June 30, 2001. During the three months and six months ended June 30, 2001, the Company made cash payments of approximately $2.2 million and $3.0 million, respectively, related to restructuring charges. At June 30, 2001, the Company had $8.6 million of remaining restructuring accruals of which it expects to pay $5.4 million in fiscal 2001, $2.1 million in fiscal 2002 and the remainder in fiscal 2003.

(7)      COMMITMENTS AND CONTINGENCIES

         The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company


We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of June 30, 2001, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and July 1, 2000, the condensed consolidated statement of stockholder's equity and comprehensive income for the six-month period ended June 30, 2001 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and July 1, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 3, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, which are based on management's current views and assumptions regarding future events and financial performance. All statements other than statements of historical facts included in this report are forward-looking statements. Readers should not place undue reliance on any forward-looking statements, which speak only as of the date made. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. It is important to note that results could differ materially from those projected in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in such forward-looking statements is contained in sections "Forward-Looking Statements" and "Risk Factors" in Item 1 of our 2000 10-K/A.

RESULTS OF OPERATIONS

         Readers are encouraged to consider carefully the accompanying unaudited condensed consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes contained in our 2000 10-K/A as they read the discussion below (table in thousands, except percentages):

                                                     THREE MONTHS ENDED                             SIX MONTHS ENDED
                                          ----------------------------------------      ----------------------------------------
                                            JUNE 30, 2001           JULY 1, 2000          JUNE 30, 2001           JULY 1, 2000
                                          -----------------      -----------------      -----------------      -----------------
Net sales                                 $222,657    100.0%     $210,688    100.0%     $478,508    100.0%     $415,155    100.0%
Cost of goods sold                         176,318     79.2       166,971     79.3       394,804     82.5       314,238     75.7
                                          --------    -----      --------    -----      --------    -----      --------    -----
     Gross profit                           46,339     20.8        43,717     20.7        83,704     17.5       100,917     24.3
Operating expenses:
   Promotion and distribution               19,669      8.8        17,208      8.2        41,037      8.6        33,913      8.2
   Selling, general and administrative      12,306      5.5        11,574      5.5        25,491      5.3        22,475      5.4
   Amortization of intangibles               3,445      1.6         3,159      1.4         6,897      1.4         5,849      1.4
   Non-recurring expenses                    6,662      3.0         9,028      4.3         6,662      1.4         9,028      2.2
                                          --------    -----      --------    -----      --------    -----      --------    -----
     Income from operations                  4,257      1.9         2,748      1.3         3,617      0.8        29,652      7.1
Interest expense, net                       14,539      6.5        12,311      5.7        28,874      6.1        22,437      5.4
Other income, net                             (427)    (0.2)         (684)    (0.2)         (604)    (0.1)         (821)    (0.2)
                                          --------    -----      --------    -----      --------    -----      --------    -----
     Income (loss) before income taxes      (9,855)    (4.4)       (8,879)    (4.2)      (24,653)    (5.2)        8,036      1.9
Income tax expense (benefit)                (3,693)    (1.6)       (1,826)    (0.9)       (9,714)    (2.1)        5,055      1.2
                                          --------    -----      --------    -----      --------    -----      --------    -----
     Net income (loss)                    $ (6,162)    (2.8)%    $ (7,053)    (3.3)%    $(14,939)    (3.1)%    $  2,981      0.7%
                                          ========    =====      ========    =====      ========    =====      ========    =====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JULY 1, 2000

         Net sales. Our net sales in the second quarter of 2001 increased 5.7% to $222.7 million from $210.7 million in the comparable 2000 period primarily due to the impact of the acquisition of A/S Arovit Petfood ("Arovit") in May 2000. Excluding the impact of this acquisition, net sales for the 2001 period were comparable with the 2000 period. The impact on net sales of our price increase implemented in the first quarter of 2001 was offset by the sale of our Deep Run domestic wet pet food business and our dry pet food operation located in Perham, Minnesota (collectively, "the divestitures"). See Note 5 - "Sale of Certain Business Assets" to our unaudited condensed consolidated financial statements included herein and "Inflation and Changes in Prices."

         Gross profit. Our gross profit in the second quarter of 2001 increased $2.6 million to $46.3 million from $43.7 million in the comparable 2000 period primarily due to the impact of the Arovit acquisition as well as the closure of certain inefficient manufacturing facilities and manufacturing efficiencies achieved at our remaining plants. This increase also resulted from $2.2 million favorable impact caused by the volatility of commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $2.3 million increase in our cost of goods sold for the second quarter of 2001 compared to a $4.5 million increase in our cost of goods sold in the same 2000 period. These favorable items affecting our gross margin were partially offset by higher commodity, packaging, utility and healthcare costs as well as an unfavorable global sales mix.

         Promotion and distribution. Promotion and distribution expenses for the second quarter of 2001 increased 14.3% to $19.7 million from $17.2 million in the comparable 2000 period primarily due to the Arovit acquisition.

         Selling, general and administrative. Selling, general and administrative expenses for the second quarter of 2001 increased 6.3% to $12.3 million from $11.6 million in the comparable 2000 period primarily due to the Arovit acquisition. Excluding the impact of the Arovit acquisition, selling, general and administrative expenses decreased primarily due to lower costs resulting from corporate restructurings and other cost savings initiatives. These favorable items decreasing our selling, general and administrative expenses were partially offset by annual wage increases and higher healthcare costs. The expected annualized future benefits from the workforce reduction associated with the divestitures is approximately $1.2 million commencing in the third quarter of fiscal 2001.

         Amortization of intangibles. Amortization expense for the second quarter of 2001 increased 9.1% to $3.4 million from $3.2 million in the comparable 2000 period primarily due to the Arovit acquisition.

         Non-recurring expenses. Non-recurring expenses of $6.7 million for the second quarter of 2001 consist of a $4.5 million net loss on the sale of certain business assets related to the divestitures, and a $2.2 million charge associated with a workforce reduction following the divestitures. See Note 5 - "Sale of Certain Business Assets" to our unaudited condensed consolidated financial statements included herein.

         Interest expense, net. Interest expense, net of interest income, for the second quarter of 2001 increased 18.1% to $14.5 million from $12.3 million in the comparable 2000 period primarily due to the borrowings obtained in May 2000 to finance the Arovit acquisition. In addition, this increase was partially due to the issuance of long-term debt in March 2001. See Note 4 - "Issuance of Long-Term Debt" to our unaudited condensed consolidated financial statements included herein. The impact of this increase in our outstanding indebtedness on interest expense was partially offset by a decrease in interest rates associated with our floating rate debt in the 2001 period compared to the 2000 period.

         Income tax benefit. We recognized income tax benefits of $3.7 million in the second quarter of 2001 and $1.8 million in the comparable 2000 period. The Company's effective tax rate is different from the combined federal and state statutory rate of 38.9% due to items which are not deductible for tax purposes, primarily certain goodwill amortization.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JULY 1, 2000

         Net sales. Our net sales in the six months ended June 30, 2001 increased 15.3% to $478.5 million from $415.2 million in the comparable 2000 period primarily due to the impact of the Arovit acquisition in May 2000. Excluding the impact of this acquisition, net sales for the 2001 period increased 3.3% over the comparable 2000 period primarily due to an increase in volume sold and a price increase implemented in the first quarter of 2001. The divestitures partially offset the increase in net sales. See Note 5 - "Sale of Certain Business Assets" to our unaudited condensed consolidated financial statements included herein and "Inflation and Changes in Prices."

         Gross profit. Our gross profit in the six months ended June 30, 2001 decreased $17.2 million to $83.7 million from $100.9 million in the comparable 2000 period primarily due to the unfavorable impact caused by the volatility of commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $10.1 million increase in our cost of goods sold in the 2001 period compared to a $1.2 million reduction in our cost of goods sold in the same 2000 period, which accounts for $11.3 million of the $17.2 million reduction in gross profit. In addition, our gross margin was affected by significantly higher commodity costs in the 2001 period primarily due to the impact of the BSE ("mad cow disease") scare in Europe, a substantial increase in utility costs and an increase in annual wages and healthcare costs.
Partially offsetting the shortfall was the favorable impact of the Arovit acquisition on the 2001 period as well as the closure of certain inefficient manufacturing facilities and manufacturing efficiencies achieved at our remaining plants.

         Promotion and distribution. Promotion and distribution expenses for the six months ended June 30, 2001 increased 21.0% to $41.0 million from $33.9 million in the comparable 2000 period primarily due to the Arovit acquisition.

         Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2001 increased 13.4% to $25.5 million from $22.5 million in the comparable 2000 period primarily due to the Arovit acquisition. Excluding the impact of the Arovit acquisition, selling, general and administrative expenses decreased due to lower costs resulting from corporate restructurings and other cost savings initiatives. These favorable items decreasing selling, general and administrative expenses were partially offset by annual wage increases and higher healthcare costs. The expected annualized future benefits from the workforce reduction associated with the divestitures is approximately $1.2 million commencing in the third quarter of fiscal 2001.

         Amortization of intangibles. Amortization expense for the six months ended June 30, 2001 increased 17.9% to $6.9 million from $5.8 million in the comparable 2000 period primarily due to the Arovit acquisition.

         Non-recurring expenses. Non-recurring expenses of $6.7 million for the six months ended June 30, 2001 consist of a $4.5 million net loss on the sale of certain business assets related to the divestitures and a $2.2 million charge associated with a workforce reduction following the divestitures. See Note 5 - "Sale of Certain Business Assets" to our unaudited condensed consolidated financial statements included herein.

         Interest expense, net. Interest expense, net of interest income, for the six months ended June 30, 2001 increased 28.7% to $28.9 million from $22.4 million in the comparable 2000 period primarily due to the borrowings obtained in May 2000 to finance the Arovit acquisition. In addition, this increase was partially due to the issuance of long-term debt in March 2001. See Note 4 - "Issuance of Long-Term Debt" to our unaudited condensed consolidated financial statements included herein. The impact of this increase in our outstanding indebtedness on interest expense was partially offset by a decrease in interest rates associated with our floating rate debt in the 2001 period compared to the 2000 period.

         Income tax expense (benefit). We recognized an income tax benefit of $9.7 million in the six months ended June 30, 2001 and income tax expense of $5.1 million in the comparable 2000 period. The Company's effective tax rate is different from the combined federal and state statutory rate of 38.9% due to items which are not deductible for tax purposes, primarily certain goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and industrial development revenue bonds. We had working capital of $42.0 million at June 30, 2001. As of June 30, 2001, we had borrowing capacity of $45.8 million under our revolving credit agreements, which was net of $2.6 million for outstanding letters of credit.

         The net cash used in our operating activities was $22.5 million in the six months ended June 30, 2001 compared to $11.7 million provided by our operating activities in the 2000 period. This decrease was primarily due to lower earnings before income taxes, higher interest paid and working capital utilization.

         The net cash provided by our investing activities was $12.4 million in the six months ended June 30, 2001 compared to $158.3 million used in our investing activities in the 2000 period. The 2001 period increase results from proceeds received on the sale of assets and a reduction in our capital expenditures over the 2000 period. See Note 5 - "Sale of Certain Business Assets" to our unaudited condensed consolidated financial statements included herein.

         The net cash provided by our financing activities was approximately $11.0 million in the six months ended June 30, 2001 compared to $143.2 million for the 2000 period. See "Note 4 - Issuance of Long-Term Debt" to our unaudited condensed consolidated financial statements included herein.

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

         We believe the credit availability under the amended senior credit facility provides the necessary liquidity for operational and investment requirements in the current operating environment. We also believe the capital expenditures permitted under the amended senior credit facility will provide us with the necessary flexibility to spend required maintenance capital and at the same time fund planned expansion and customer requirements over the next two years.

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

INFLATION AND CHANGES IN PRICES

         Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in government farm support programs, changes in international agricultural trading policies, impacts of disease breakouts in protein sources and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. We cannot assure you that our results of operations will not be exposed to volatility in the commodity and natural gas market.

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

         In the first six months of fiscal 2001, the Company implemented a price increase consistent with recent industry announcements, which covered non-commodity inflationary increases.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement on Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," (SFAS 142) which will be effective for our company as of the beginning of fiscal 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. Our management estimates the adoption of SFAS 142 will result in the elimination of annual amortization expense related to goodwill and other intangible assets, including trademarks, in the amount of approximately $14.0 million, or $8.6 million net of tax; however, due to the extensive effort required to comply with SFAS 142, the impact of related impairment, if any, on our financial position or results of operations has not yet been determined.

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

         Based upon an analysis we completed as of June 30, 2001 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity and natural gas prices, we determined the potential decrease in the fair value of our derivative instruments would not have a material adverse effect on our financial position, results of operations or cash flows.

         Interest rate risk. We are subject to market risk exposure related to changes in interest rates. We periodically use interest rate swap contracts (hedges) to limit our exposure to the interest rate risk associated with our floating rate debt, which was $383.8 million at June 30, 2001. At June 30, 2001, $124.5 million of our floating rate debt was hedged by interest rate swap contracts. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Gains and losses on interest rate swap contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. Amounts received or paid under interest rate swap contracts are recorded as reductions or additions to interest expense. We had a cumulative deferred loss on our interest rate swap contracts of $1.4 million, net of deferred tax benefit of $0.9 million, at June 30, 2001.

         Accordingly, our net income is affected by changes in interest rates. Assuming our current level of floating rate debt and interest rate swap contracts, a 100 basis point increase in interest rates would increase our net loss by approximately $0.4 million and $0.8 million for the three months and six months ended June 30, 2001 respectively. In addition, such a change would result in a decrease of approximately $9.8 million in the fair value of our fixed rate debt at June 30, 2001. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         Foreign currency exchange risk. Our earnings and financial position are affected by foreign currency exchange rate fluctuations. We currently have operations in Europe that sell pet food products throughout Europe and export to Japan. In connection with our acquisition of Arovit, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. As of June 30, 2001, the cumulative translation adjustment for the net investment in our foreign operations was a net loss of $8.9 million, which includes a gain of $3.9 million for the translation of our Euro-denominated debt to U.S. dollars. The cumulative translation adjustment is recorded in accumulated other comprehensive income
(loss) in the accompanying unaudited condensed consolidated financial statements included herein.

         We are exposed to foreign currency exchange risk arising from transactions in the normal course of business within Europe. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with the changes in market values of the hedged item both at inception and over the life of the contracts. Gains and losses on foreign currency forward contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. At June 30, 2001, we had a cumulative deferred gain on foreign currency forward contracts of $0.3 million, net of deferred tax expense of $0.1 million. We had open foreign currency forward contracts at June 30, 2001 maturing within the next 12 months with a notional value of $6.3 million and a fair value loss of $0.8 million.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  DOANE PET CARE COMPANY

Dated:  August 8, 2001                    By: /s/ PHILIP K. WOODLIEF
                                             -----------------------------------
                                             Philip K. Woodlief
                                             Vice President Finance and
                                               Chief Financial Officer

Dated:  August 8, 2001                    By: /s/ STEPHEN P. HAVALA
                                             -----------------------------------
                                             Stephen P. Havala
                                             Corporate Controller and
                                               Principal Accounting Officer