Form 10-Q
period 2001-09-29
DOANE PET CARE CO
filed 2001-11-08
CIK 1002211

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 2, 2001, registrant had outstanding 1,000 shares of common stock.


================================================================================

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                                                       PAGE
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of September 29, 2001
         and December 30, 2000.......................................................................   1

         Unaudited Condensed Consolidated Statements of Income for the three
         months and nine months ended September 29, 2001 and September 30, 2000......................   2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and
         Comprehensive Income for the nine months ended September 29, 2001...........................   3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 29, 2001 and September 30, 2000.................................   4

         Notes to Unaudited Condensed Consolidated Financial Statements..............................   5

         Independent Accountants' Review Report......................................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................  13


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................  14

Signatures...........................................................................................  15

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                            SEPTEMBER 29, DECEMBER 30,
                                                                2001         2000
                                                            ------------- ------------
                                                             (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                 $   5,602    $   3,158
    Accounts receivable, net                                    112,565      125,135
    Inventories, net                                             63,198       73,013
    Deferred tax assets                                          10,558       12,841
    Prepaid expenses and other current assets                     5,156        5,796
                                                              ---------    ---------
        Total current assets                                    197,079      219,943

Property, plant and equipment, net                              257,676      284,705
Goodwill and other intangible assets, net                       351,803      364,108
Other assets                                                     39,673       38,306
                                                              ---------    ---------
        Total assets                                          $ 846,231    $ 907,062
                                                              =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt                      $  28,265    $  29,826
    Accounts payable                                             83,365      110,696
    Accrued liabilities                                          56,199       53,609
                                                              ---------    ---------
        Total current liabilities                               167,829      194,131

Long-term debt, excluding current maturities                    534,425      543,339
Other long-term liabilities                                       9,832        8,098
Deferred tax liabilities                                         20,237       35,408
                                                              ---------    ---------
        Total liabilities                                       732,323      780,976
                                                              ---------    ---------
Senior Preferred Stock, 3,000,000 shares authorized,
    1,200,000 shares issued and outstanding                      62,931       55,205
                                                              ---------    ---------
Commitments and contingencies

Stockholder's equity:
    Common stock, $0.01 par value; 1,000 shares authorized,
        issued and outstanding                                       --           --
    Additional paid-in-capital                                  115,655      107,280
    Accumulated other comprehensive income (loss)                (4,312)       1,318
    Accumulated deficit                                         (60,366)     (37,717)
                                                              ---------    ---------
        Total stockholder's equity                               50,977       70,881
                                                              ---------    ---------
        Total liabilities and stockholder's equity            $ 846,231    $ 907,062
                                                              =========    =========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   ---------------------------  ---------------------------
                                                   SEPTEMBER 29, SEPTEMBER 30,  SEPTEMBER 29, SEPTEMBER 30,
                                                       2001          2000          2001           2000
                                                   ------------- -------------  ------------- -------------
Net sales                                            $ 211,622     $ 225,723     $ 690,130     $ 640,878
Cost of goods sold                                     166,099       173,328       560,903       487,566
                                                     ---------     ---------     ---------     ---------
      Gross profit                                      45,523        52,395       129,227       153,312

Operating expenses:
    Promotion and distribution                          18,941        18,863        59,978        52,776
    Selling, general and administrative                 10,021        13,014        35,512        35,489
    Amortization of intangibles                          3,421         3,379        10,318         9,228
    Non-recurring expenses                                  --            --         6,662         9,028
                                                     ---------     ---------     ---------     ---------
      Income from operations                            13,140        17,139        16,757        46,791
Interest expense, net                                   14,464        14,441        43,338        36,878
Other income, net                                          (44)         (225)         (648)       (1,046)
                                                     ---------     ---------     ---------     ---------
      Income (loss) before income taxes                 (1,280)        2,923       (25,933)       10,959
Income tax expense (benefit)                            (1,296)        1,331       (11,010)        6,385
                                                     ---------     ---------     ---------     ---------
      Net income (loss)                                     16         1,592       (14,923)        4,574
Preferred stock dividends and accretion                 (2,657)       (2,345)       (7,726)       (6,822)
                                                     ---------     ---------     ---------     ---------
      Net loss available to common shares            $  (2,641)    $    (753)    $ (22,649)    $  (2,248)
                                                     =========     =========     =========     =========
      Basic and diluted net loss per common share    $  (2,641)    $    (753)    $ (22,649)    $  (2,248)
                                                     =========     =========     =========     =========
Basic and diluted weighted-average common
    shares outstanding                                   1,000         1,000         1,000         1,000
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

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF

                  STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            ACCUMULATED
                                              COMMON STOCK     ADDITIONAL     OTHER
                                            ----------------    PAID-IN    COMPREHENSIVE      ACCUMULATED
                                            SHARES    AMOUNT    CAPITAL    INCOME (LOSS)        DEFICIT       TOTAL
                                            -----     ------    --------   -------------       ---------    ---------
Balances at December 30, 2000               1,000     $   --    $107,280      $ 1,318          $ (37,717)   $  70,881
   Comprehensive loss:
     Net loss                                  --         --          --           --            (14,923)     (14,923)
     Foreign currency translation, net         --         --          --       (3,056)                --       (3,056)
     Unrealized holding loss, net of
       deferred tax benefit of $1,641          --         --          --       (2,574)                --       (2,574)
                                                                                                            ---------
            Total comprehensive loss                                                                          (20,553)
                                                                                                            ---------
   Preferred stock dividends                   --         --          --           --             (6,918)      (6,918)
   Accretion of preferred stock                --         --          --           --               (808)        (808)
   Parent capital contribution                 --         --       8,375           --                 --        8,375
                                            -----     ------    --------      -------          ---------    ---------
Balances at September 29, 2001              1,000     $   --    $115,655      $(4,312)         $ (60,366)   $  50,977
                                            =====     ======    ========      =======          =========    =========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                  -----------------------------
                                                                  SEPTEMBER 29,   SEPTEMBER 30,
                                                                      2001            2000
                                                                  -------------   -------------
Cash flows from operating activities:
  Net income (loss)                                                $ (14,923)       $   4,574
  Items not requiring (providing) cash:
    Depreciation                                                      20,792           16,843
    Amortization of intangibles                                       10,318            9,228
    Deferred income tax expense (benefit)                            (11,104)           5,979
    Non-cash interest expense                                          4,165            1,724
    Equity in joint ventures                                            (692)            (741)
    Other non-cash charges, net                                        6,716              608
    Changes in current assets and liabilities                        (20,170)          (1,076)
                                                                   ---------        ---------
      Net cash provided by (used in) operating activities             (4,898)          37,139
                                                                   ---------        ---------
Cash flows from investing activities:
  Capital expenditures                                                (9,673)         (22,114)
  Proceeds from sale of assets                                        20,884               --
  Acquisition related payments, net of cash received                      --         (143,893)
  Other, net                                                          (2,071)          (2,343)
                                                                   ---------        ---------
      Net cash provided by (used in) investing activities              9,140         (168,350)
                                                                   ---------        ---------
Cash flows from financing activities:

  Net payments under revolving credit agreements                     (3,500)           (9,000)
  Proceeds from issuance of long-term debt                            17,055          158,619
  Principal payments on long-term debt                               (20,914)         (16,226)
  Payments for debt issuance costs                                    (2,831)          (2,501)
  Parent capital contribution                                          8,375              411
                                                                   ---------        ---------
      Net cash provided by (used in) financing activities             (1,815)         131,303
Effect of exchange rate changes on cash and cash equivalents              17             (613)
                                                                   ---------        ---------
      Increase (decrease) in cash and cash equivalents                 2,444             (521)
Cash and cash equivalents, beginning of period                         3,158            7,194
                                                                   ---------        ---------
Cash and cash equivalents, end of period                           $   5,602        $   6,673
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

         The Company's fiscal year ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the third quarters of fiscal 2000 and 2001 ending on September 30, 2000 and September 29, 2001, respectively.

(2)      INVENTORIES

         A summary of inventories, net of valuation allowances, follows (in thousands):

                                          SEPTEMBER 29,   DECEMBER 30,
                                             2001            2000
                                          -------------   ------------
                                          (UNAUDITED)
                Raw materials               $13,402         $18,889
                Packaging materials          21,700          25,142
                Finished goods               28,096          28,982
                                            -------         -------
                  Total                     $63,198         $73,013
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

         Set forth below is certain unaudited pro forma consolidated financial information of the Company for the nine months ended September 30, 2000 that has been adjusted to reflect the Company's acquisition of Arovit as if such transaction occurred at January 2, 2000 (in thousands, except per share amount):

                                                      NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2000
                                                      ------------------
                Net sales                                 $ 691,297
                Net income                                    2,647
                Basic and diluted net loss
                  per common share                           (4,175)

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

(4)      ISSUANCE OF LONG-TERM DEBT

         In March 2001, the Company refinanced $25.0 million of indebtedness under its existing senior credit facility with loans and warrants from shareholders of its parent, Doane Pet Care Enterprises, Inc. (the "Sponsor Facility"). The Sponsor Facility was used to pay down the senior credit facility, and permanently reduced the commitment under the revolving credit facility from $100.0 million to $75.0 million. In connection with the refinancing, the Company also entered into an amendment of its senior credit facility (the "Amendment"). The Amendment reduced the financial covenant requirements for the two years ended December 31, 2002. The Company is in compliance with the revised covenants as of September 29, 2001.

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

         The Sponsor Facility is a senior unsecured loan bearing interest at 15.0%. Principal and accrued interest under the loan are due on March 15, 2007. The Amendment restricts the payment of any interest or principal on the Sponsor Facility until the ratio of the Company's Average Senior Debt to EBITDA, as defined in the Amendment, calculated on a pro forma basis giving effect to any such principal or interest payments, is no greater than 2.75 to 1.00 and the Company maintains at least $35.0 million of credit availability (the "Payment Test"). The Sponsor Facility requires that all unpaid interest and principal be paid at the end of each quarter in which the Payment Test is achieved, to the extent allowed by the senior credit facility. The Company has not made any payments and does not believe any payments will be made on the Sponsor Facility in fiscal 2001. The Company's Parent issued warrants in connection with the Sponsor Facility that give the warrantholders the right to purchase 30.0% of the outstanding stock of the Company's Parent on a fully diluted basis for a nominal amount.

(5)      SALE OF CERTAIN BUSINESS ASSETS

         In the second quarter of fiscal 2001, the Company sold its Perham, Minnesota dry dog and cat food facility and related assets, including the Tuffy's brand, for approximately $7.0 million. In addition, the Company also sold its Deep Run domestic wet pet food business and related assets, other than real estate, for approximately $13.9 million. The Company recognized a $4.5 million net loss on the sale of these assets, which is included as a portion of non-recurring expenses in fiscal 2001.

(6)      ACCRUALS FOR RESTRUCTURING COSTS

         As of December 30, 2000, the Company had $6.5 million of accruals for restructuring costs. In the second quarter of fiscal 2001, the Company accrued $5.1 million associated with the sale of certain business assets and corporate restructuring costs. The Company sold two businesses, closed three plants, completed certain corporate restructuring and as a result, terminated 312 employees in the nine months ended September 29, 2001. During the three months and nine months ended September 29, 2001, the Company made cash payments of approximately $1.5 million and $4.6 million, respectively, related to

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


restructuring charges. At September 29, 2001, the Company had $7.0 million of remaining restructuring accruals of which it expects to pay $2.2 million in fiscal 2001, $3.8 million in fiscal 2002 and the remainder in fiscal 2003.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company


We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of September 29, 2001, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000, the condensed consolidated statement of stockholder's equity and comprehensive income for the nine-month period ended September 29, 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2001 and September 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Houston, Texas
October 31, 2001

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

RESULTS OF OPERATIONS

         Readers are encouraged to consider carefully the accompanying unaudited condensed consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes contained in our 2000 10-K/A as they read the discussion below (table in thousands, except percentages):

                                             THREE MONTHS ENDED                             NINE MONTHS ENDED
                                    ----------------------------------------    ----------------------------------------
                                    SEPTEMBER 29, 2001    SEPTEMBER 30, 2000    SEPTEMBER 29, 2001    SEPTEMBER 30, 2000
                                    ------------------    ------------------    ------------------    ------------------
Net sales                           $211,622   100.0%     $225,723   100.0%     $690,130   100.0%     $640,878   100.0%
Cost of goods sold                   166,099    78.5       173,328    76.8       560,903    81.3       487,566    76.1
                                    --------   -----      --------   -----      --------   -----      --------   -----
     Gross profit                     45,523    21.5        52,395    23.2       129,227    18.7       153,312    23.9
Operating expenses:
   Promotion and distribution         18,941     9.0        18,863     8.4        59,978     8.7        52,776     8.2
   Selling, general and
     administrative                   10,021     4.7        13,014     5.8        35,512     5.1        35,489     5.5
   Amortization of intangibles         3,421     1.6         3,379     1.4        10,318     1.5         9,228     1.5
   Non-recurring expenses                 --      --            --      --         6,662     1.0         9,028     1.4
                                    --------   -----      --------   -----      --------   -----      --------   -----
     Income from operations           13,140     6.2        17,139     7.6        16,757     2.4        46,791     7.3

Interest expense, net                 14,464     6.8        14,441     6.4        43,338     6.3        36,878     5.8
Other income, net                        (44)     --          (225)   (0.1)         (648)   (0.1)       (1,046)   (0.2)
                                    --------   -----      --------   -----      --------   -----      --------   -----
     Income (loss) before income
       taxes                          (1,280)   (0.6)        2,923     1.3       (25,933)   (3.8)       10,959     1.7
Income tax expense (benefit)          (1,296)   (0.6)        1,331     0.6       (11,010)   (1.6)        6,385     1.0
                                    --------   -----      --------   -----      --------   -----      --------   -----
     Net income (loss)              $     16      --%     $  1,592     0.7%     $(14,923)   (2.2)%    $  4,574     0.7%
                                    ========   =====      ========   =====      ========   =====      ========   =====

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net sales. Our net sales in the third quarter of 2001 decreased 6.2% to $211.6 million from $225.7 million in the comparable 2000 period. The decrease was primarily due to lower sales volumes, in part resulting from the sale of our Deep Run domestic wet pet food business and our dry pet food operation located in Perham, Minnesota (collectively, the "Divestitures"), partially offset by a price increase implemented in the first quarter of 2001. See Note 5 - "Sale of Certain Business Assets" to our unaudited condensed consolidated financial statements included herein and "Inflation and Changes in Prices."

         Gross profit. Our gross profit in the third quarter of 2001 decreased $6.9 million to $45.5 million from $52.4 million in the comparable 2000 period primarily due to higher ingredient, natural gas and healthcare costs as well as lower sales volumes and an unfavorable global sales mix. These factors were partially offset by a price increase and the closure of certain inefficient manufacturing facilities and manufacturing efficiencies achieved at our remaining plants. In addition, the decrease also resulted from $2.0 million unfavorable impact caused by the volatility of commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $0.1 million decrease in our cost of goods sold for the third quarter of 2001 compared to a $2.1 million decrease in our cost of goods sold in the same 2000 period.

         Selling, general and administrative. Selling, general and administrative expenses for the third quarter decreased 23.0% to $10.0 million from $13.0 million in the comparable 2000 period primarily due to lower costs resulting from corporate restructuring and other cost savings initiatives. These favorable items were partially offset by annual wage increases and higher healthcare costs.

         Income tax expense (benefit). We recognized an income tax benefit of $1.3 million in the third quarter of 2001 and income tax expense of $1.3 million in the comparable 2000 period. Our effective tax rate is different from the combined U.S. federal and state statutory rate of 38.9% due to the difference between U.S. and foreign effective tax rates and items which are not deductible for tax purposes, primarily certain goodwill amortization.

NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net sales. Our net sales in the nine months ended September 29, 2001 increased 7.7% to $690.1 million from $640.9 million in the comparable 2000 period primarily due to the impact of the Arovit acquisition in May 2000. Excluding the impact of this acquisition, net sales for the 2001 period were comparable to the 2000 period due to the price increase implemented in the first quarter of 2001 being offset by the impact of the Divestitures. See Note 5 - "Sale of Certain Business Assets" to our unaudited condensed consolidated financial statements included herein and "Inflation and Changes in Prices."

         Gross profit. Our gross profit in the nine months ended September 29, 2001 decreased $24.1 million to $129.2 million from $153.3 million in the comparable 2000 period, in part resulting from the unfavorable impact caused by the volatility of commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $10.0 million increase in our cost of goods sold in the 2001 period compared to a $3.2 million reduction in our cost of goods sold in the same 2000 period, which accounts for $13.2 million of the $24.1 million reduction in gross profit. In addition, our gross margin was affected by significantly higher ingredient costs in the 2001 period (primarily due to the impact of the BSE, or "mad cow disease", scare in Europe), a substantial increase in natural gas and healthcare costs, increases in annual wages, as well as an unfavorable global sales mix. The shortfall was partially offset by the favorable impact of the Arovit acquisition on the 2001 period, a price increase implemented in the first quarter of 2001, as well as the closure of certain inefficient manufacturing facilities and manufacturing efficiencies achieved at our remaining plants.

         Promotion and distribution. Promotion and distribution expenses for the nine months ended September 29, 2001 increased 13.6% to $60.0 million from $52.8 million in the comparable 2000 period primarily due to the Arovit acquisition.

         Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 29, 2001 were comparable to the 2000 period. Excluding the impact of the Arovit acquisition, selling, general and administrative expenses decreased due to lower costs resulting from corporate restructurings and other cost savings initiatives. These favorable items were partially offset by annual wage increases and higher healthcare costs.

         Amortization of intangibles. Amortization expense for the nine months ended September 29, 2001 increased 11.8% to $10.3 million from $9.2 million in the comparable 2000 period primarily due to the Arovit acquisition.

         Non-recurring expenses. Non-recurring expenses of $6.7 million for the nine months ended September 29, 2001 consist of a $4.5 million net loss on the sale of certain business assets related to the Divestitures and a $2.2 million charge associated with a workforce reduction following the Divestitures. See
Note 5 - "Sale of Certain Business Assets" to our unaudited condensed consolidated financial statements included herein.

         Interest expense, net. Interest expense, net of interest income, for the nine months ended September 29, 2001 increased 17.5% to $43.3 million from $36.9 million in the comparable 2000 period primarily due to the borrowings obtained in May 2000 to finance the Arovit acquisition. In addition, this increase was partially due to the issuance of long-term debt in March 2001. See
Note 4 - "Issuance of Long-Term Debt" to our unaudited condensed consolidated financial statements included herein. The impact of this increase in our outstanding indebtedness on interest expense was partially offset by a decrease in interest rates associated with our floating rate debt in the 2001 period compared to the 2000 period.

         Income tax expense (benefit). We recognized an income tax benefit of $11.0 million in the nine months ended September 29, 2001 and income tax expense of $6.4 million in the comparable 2000 period. Our effective tax rate is different from the combined U.S. federal and state statutory rate of 38.9% due to the difference between U.S. and foreign effective tax rates and items which are not deductible for tax purposes, primarily certain goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and industrial development revenue bonds. We had working capital of $29.3 million at September 29, 2001. As of September 29, 2001, we had borrowing capacity of $53.3 million under our revolving credit agreements, which was net of $2.6 million for outstanding letters of credit.

         The net cash used in our operating activities was $4.9 million in the nine months ended September 29, 2001 compared to $37.1 million provided by our operating activities in the 2000 period. This decrease was primarily due to lower earnings before income taxes and higher working capital utilization.

         The net cash provided by our investing activities was $9.1 million in the nine months ended September 29, 2001 compared to $168.4 million net cash used in the 2000 period. The change results from proceeds received on the sale of assets in the 2001 period, acquisition related payments in the 2000 period and lower capital expenditures in the 2001 period when compared to the 2000 period. See Note 5 - "Sale of Certain Business Assets" to our unaudited condensed consolidated financial statements included herein.

         The net cash used in our financing activities was approximately $1.8 million in the nine months ended September 29, 2001 compared to $131.3 million net cash provided by our financing activities in the 2000 period. See "Note 4 - Issuance of Long-Term Debt" to our unaudited condensed consolidated financial statements included herein.

         In October 2001, we initiated an organizational change ("Project Focus") to provide more focused service to our customers through SKU rationalization, detailed planning and marketing support, and simplified pricing. We believe the changes will benefit our customers by simplifying and distinguishing their product offerings, where appropriate. In addition, the changes will reduce the complexity in our operations so that we can assure our customers we are a low cost provider in our highly competitive business environment. The first phase of complexity reduction from Project Focus resulted in the closure of one plant and a workforce reduction in the corporate office resulting in the termination of 45 employees in the fourth quarter. The fourth quarter charge associated with these actions is approximately $1.7 million of which $1.0 million is a cash outlay, primarily severance. As we continue to reduce complexity in our business under Project Focus, possible impairment of assets associated with discontinued SKU's could result. We do not expect any impairment to have a material effect on our operating cash flows or liquidity.

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

         We believe the credit availability under the amended senior credit facility provides the necessary liquidity for operational and investment requirements in the current operating environment. We also believe the capital expenditures permitted under the amended senior credit facility will provide us with the necessary flexibility to spend required maintenance capital and at the same time fund planned expansion and customer requirements through fiscal 2002.

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

INFLATION AND CHANGES IN PRICES

         Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand as well as weather conditions during the growing and related harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. We cannot assure you that our results of operations will not be exposed to volatility in the commodity and natural gas market.

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

         In the first nine months of fiscal 2001, the Company implemented a price increase consistent with recent industry announcements, which covered non-commodity inflationary increases.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) which will be effective for our Company as of the beginning of fiscal 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. The adoption of SFAS 142 will result in the elimination of annual amortization expense related to goodwill of approximately $10.0 million, or $7.5 million net of tax; however, the impact of related impairment, if any, on our financial position or results of operations has not yet been determined.

         In August 2001, the FASB issued Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) which will be effective for our Company as of the beginning of fiscal 2002. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The impact, if any, of SFAS 144 on our financial position or results of operations has not yet been determined.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks, which are the potential losses arising from adverse changes in market prices and rates. Our market risks could arise from changes in commodity and natural gas prices, interest rates and foreign currency exchange rates.

         Commodity and natural gas price risk. We manage our commodity and natural gas price risk associated with market fluctuations by using derivative instruments for portions of our corn, protein and natural gas purchases, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. We settle positions either by financial settlement with the exchanges or by exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity. We do not enter into derivative instruments for trading or speculative purposes.

         Based upon an analysis we completed as of September 29, 2001 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity and natural gas prices, we determined the potential decrease in the fair value of our derivative instruments would not have a material adverse effect on our financial position, results of operations or cash flows.

         Interest rate risk. We are subject to market risk exposure related to changes in interest rates. We periodically use interest rate swap and cap contracts (hedges) to limit our exposure to the interest rate risk associated with our floating rate debt, which was $376.9 million at September 29, 2001. At September 29, 2001, $175.2 million of our floating rate debt was hedged by interest rate hedge contracts. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Gains and losses on interest rate hedge contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. Amounts received or paid under interest rate hedge contracts are recorded as reductions or additions to interest expense. We had a cumulative deferred loss on our interest rate hedge contracts of $2.8 million, net of deferred tax benefit of $1.8 million, at September 29, 2001.

         Accordingly, our net income is affected by changes in interest rates. Assuming our current level of floating rate debt and interest rate hedge contracts, a 100 basis point increase in interest rates would increase our net loss by approximately $0.3 million and $0.9 million for the three months and nine months ended September 29, 2001, respectively. In addition, such a change would result in a decrease of approximately $8.4 million in the fair value of our fixed rate debt at September 29, 2001. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         Foreign currency exchange risk. Our earnings and financial position are affected by foreign currency exchange rate fluctuations. We currently have operations in Europe that sell pet food products throughout Europe and export to Japan. In connection with our acquisition of Arovit, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. As of September 29, 2001, the cumulative translation adjustment for the net investment in our foreign operations was a net loss of $2.0 million, which includes a loss of $0.8 million for the translation of our Euro-denominated debt to U.S. dollars. The cumulative translation adjustment is recorded in accumulated other comprehensive income
(loss) in the accompanying unaudited condensed consolidated financial statements included herein.

         We are exposed to foreign currency exchange risk arising from transactions in the normal course of business within Europe. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with the changes in market values of the hedged item both at inception and over the life of the contracts. Gains and losses on foreign currency forward contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. At September 29, 2001, we had a cumulative deferred gain on foreign currency forward contracts of $0.5 million, net of deferred tax expense of $0.2 million. We had open foreign currency forward contracts at September 29, 2001 maturing within the next 12 months with a notional value of $6.0 million and a fair value loss of $0.5 million.



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DOANE PET CARE COMPANY

Dated:   November 8, 2001                     By: /s/ PHILIP K. WOODLIEF
                                                  ------------------------------
                                                  Philip K. Woodlief
                                                  Vice President Finance and
                                                    Chief Financial Officer

Dated:   November 8, 2001                     By: /s/ STEPHEN P. HAVALA
                                                  ------------------------------
                                                  Stephen P. Havala
                                                  Corporate Controller and
                                                    Principal Accounting Officer