Form 10-K405
period 2001-12-29
DOANE PET CARE CO
filed 2002-03-29
CIK 1002211

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 15, 2002, registrant had outstanding 1,000 shares of common stock.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business .........................................................   1

Item 2.   Properties........................................................  12

Item 3.   Legal Proceedings.................................................  12

Item 4.   Submissions of Matters to a Vote of Security Holders..............  12

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...............................................  13

Item 6.   Selected Financial Data...........................................  13

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  16

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk........  23

Item 8.   Financial Statements and Supplementary Data.......................  24

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................  24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................  25

Item 11.  Executive Compensation............................................  27

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management........................................................  30

Item 13.  Certain Relationships and Related Transactions....................  32

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  34

Signatures..................................................................  37

Financial Information...............................................Appendix F-1


                                     PART I

ITEM 1 -- BUSINESS

GENERAL

    We are the second largest manufacturer of dry pet food in the United States and the largest provider of private label pet food in the world. We manufacture products for store brands owned by retail customers, also known as private labels. We also manufacture products under contract for national branded pet food companies and produce and sell products under regional brands owned by us.

    Globally, we manufacture pet food products primarily for dogs and cats, including dry, wet, semi-moist, soft dry, soft treats and biscuits. We provide products that meet our customers' specifications across all retail channels and price points from super premium to value products. Accordingly, we manufacture products for approximately 600 customers globally. We sell to the top pet food retailers in the United States, including the largest mass merchandisers, grocery chains and pet specialty retailers as well as the top retailers in Europe. We also manufacture dry pet food, biscuits and treats for the largest national branded pet food companies in the United States through co-manufacturing arrangements under which we produce, package and ship a portion of their products. See Note 20 -- "Segment Data" to our accompanying audited consolidated financial statements included herein for financial information about geographic areas.

    We operate the most extensive manufacturing and distribution network in the industry; thereby, providing certain operational, cost and competitive advantages. We manufacture and distribute our products through 31 combined manufacturing and distribution facilities and three product distribution centers in the United States and Europe. The broad number of strategically located facilities helps us to reduce distribution expenses, which represent a meaningful portion of the delivered cost of pet food due to its bulk and weight relative to its selling price. We believe our broad distribution network also provides a competitive advantage in that it can reduce our customers' expenses by enabling them to bypass their own distribution centers and by having us deliver products directly to their stores.

    We believe our historic sales growth is primarily due to an increase in consumer acceptance of store brands versus national brands. We also have been the primary supplier of store brand pet food to WalMart Stores, Inc. since 1970 and its Sam's Club division since 1990 (collectively "Wal*Mart"). We manufacture and distribute, under a direct delivery program, a variety of products for Wal*Mart, including its store brand, Ol' Roy, which is the largest selling brand of dry pet food in the United States by volume. Net sales to Wal*Mart accounted for approximately 44%, 41% and 41% of our net sales in fiscal 1999, 2000 and 2001, respectively. We anticipate an increase in our Wal*Mart business in fiscal 2002.

    Doane Pet Care Enterprises, Inc., our parent corporation, was formed in 1995 by a group of private equity investors led by Summit Capital, Inc. ("SCI"), DLJ Merchant Banking Partners, L.P. ("DLJMB"), J.P. Morgan Partners (BHCA), L.P. ("JPMP") and certain members of existing management to acquire Doane Pet Care Company, formerly known as Doane Products Company. Our parent has no other material assets or activities other than the ownership of our common stock.

RECENT DEVELOPMENTS

    At December 29, 2001, we had long-term debt of $587.8 million, excluding trade payables and other accrued liabilities. This amount includes $28.5 million that matures by the end of fiscal 2002. In March 2001, we borrowed $25.0 million pursuant to a sponsor facility with certain shareholders of our parent and certain executive officers (see Item 13 -- "Certain Relationships and Related Transactions -- Sponsor Facility"). In connection with the sponsor facility, we reduced outstanding borrowings and availability under our revolving credit facility. In March 2002, we further amended our senior credit facility primarily to reduce certain financial covenant requirements. During fiscal 2002, we intend to restructure our capitalization with the goal of significantly reducing our leverage and improving our ability to comply with covenants in our senior credit facility. See "Risk Factors -- Our credit agreements could materially affect our operations" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    In fiscal 2001, we commenced strategic initiatives which resulted in non-recurring and other expenses totaling $16.9 million. In the second quarter of fiscal 2001, we sold non-strategic businesses and eliminated certain corporate positions which generated $6.7 million of charges, primarily due to non-cash losses. In October 2001, we initiated a new market and operational strategy, Project Focus, which is designed to better focus our resources on providing "best-class" services and products to our customers. Equally important, our goal is to permanently reduce our cost structure through a significant reduction in stock keeping units, or SKUs, optimization of our production facilities and reduction of our workforce. We believe the changes will benefit our customers by simplifying and distinguishing our product offerings and associated pricing, improving our planning and marketing support services, and reducing the complexity of our operations. We seek to be the high quality, low cost global producer of customer branded pet food in our highly competitive markets. See Note 4 -- "Divestitures" and Note 16 -- "Non-Recurring and Project Focus Implementation Expenses" to our accompanying audited consolidated financial statements included herein.

    In connection with Project Focus, we had one additional plant closure and a corporate workforce reduction in the fourth quarter of fiscal 2001. We recorded a fourth quarter charge related to these actions of $10.2 million, consisting of $1.4 million of cash outlay, primarily severance costs, and $8.8 million of asset writedowns associated with the estimated reduction in SKUs and the customer mix shift. As we continue to implement Project Focus to reduce complexity in our business, we may incur additional asset impairment charges; however, we do not expect these charges, if any, will have a material impact on our operating cash flows or liquidity.

PRODUCTS AND SERVICES

    We provide our customers with comprehensive pet food category management services designed to expand each customer's pet food product lines and to improve the category's profitability. Category management services include:

    -    product development and testing;

    -    packaging design services; and

    - pricing, formulation and marketing strategy in connection with our customers' store brand programs.

    Our store brand program involves the formulation and supply of a wide variety of high quality pet food products, including dry, semi-moist, soft dry, soft treats and dog biscuits as well as wet products in Europe. These products are comparable in quality to competing branded pet food products, except we offer them at a lower price. For our national branded customers, we manufacture dry pet food, treats and dog biscuits that meet those customers' specifications and quality standards. Our regional brands are generally economy priced and marketed by our customers as a complement to their other pet food offerings.

    In the United States, we manufacture dry pet food under approximately 370 store brands, including Canine Club, Dura Life, Exceed, Hy Vee, Maxximum Nutrition, NutraCare, Ol' Roy, Pathmark, Pet Club, PMI-Nutrition, Retriever, and Special Kitty. Our regional brands, which include Country Prime, Kozy Kitten, and TrailBlazer, allow our customers to broaden their product offerings. We also offer Bonkers and Pet Lovers branded treats available for our retailers. In Europe, we manufacture pet food under approximately 180 store brands.

    In addition to manufacturing pet food products, we maintain an in-house engineering services group. A description of each of our product lines and the services provided by our engineering services group is set forth below:

    Dry Pet Food. We are the second largest manufacturer of dry pet food in the United States. We produce, market and distribute a wide selection of high quality dry pet food products, predominately for dogs and cats. Our dry pet food product lines include high protein, chunk style, premium-blended, puppy food, gravy style and super premium meat inclusion products for dogs, and regular and blended products for cats.

    Biscuits and Treats. We are the largest manufacturer of dog biscuits in the world and a leading supplier of soft treats. Biscuits undergo a different manufacturing process from dry pet food, which primarily involves baking rather than the use of extruders.

    Wet, Semi-Moist and Soft Dry. These products are distinguishable from dry pet food based on their higher moisture level content, the technology used to manufacture such products and their higher packaging costs. Europe has a much stronger market for wet products than the United States. To meet this demand, we manufacture and sell throughout Europe wet products in all forms, including chunks and gravy, pate and loaf, and packages, such as cans, alucups and pouches.

    Engineering Services Group. Our engineering services group designs and builds extruders, conveyors, dryers and other parts and equipment, including replacement parts, for our pet food manufacturing facilities and for third parties. The engineering services group maintains repair staff that service and repair machinery and equipment at our production facilities, giving us the ability to make timely repairs and minimize downtime. Our in-house engineers generally design and supervise plant construction, thereby reducing plant construction costs and ensuring consistency in manufacturing processes and quality control. We believe our engineering services group provides us with services at a lower cost and more efficiently than we could obtain from third parties.

SEASONALITY OF PET FOOD

    Our sales are moderately seasonal. We normally experience an increase in net sales during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.

SALES AND DISTRIBUTION

    Our direct sales force seeks new customers and works directly with mass merchandisers, membership clubs, farm and feed stores, pet specialty stores and grocery chains. We also use independent food brokers. We generate new business, in part, through the expansion of our product lines and the development of new marketing programs to existing customers.

    Most of our products are distributed utilizing our customers' transportation networks. Several of our largest customers utilize us as a just-in-time supplier and maintain trailers at our manufacturing and distribution facilities. Our ability to ship directly to certain customers is a key consideration in deciding the location of our manufacturing and distribution facilities and, we believe, is a significant competitive advantage. Our customers' trailers can be loaded for shipment either directly to individual stores or to their own distribution centers. Those customers that require us to ship products directly from our manufacturing and distribution facilities to their retail stores are able to reduce their inventory, freight and handling costs by avoiding shipment to their own distribution centers. Those customers that use their own transportation fleet are able to utilize their trucks that would otherwise be empty to backhaul a load of pet food on return to their distribution center or directly to another store.

    For customers that do not utilize their own transportation fleet, we provide transportation on a contract basis through common carriers or those customers can arrange their own transportation. We do not own or operate any transportation equipment.

    We provide vendor managed inventory fulfillment services for both direct store and warehouse deliveries. We communicate on-line with our customers' inventory management systems, evaluate their inventory levels and place orders on their behalf to meet their just-in-time inventory requirements while maintaining their optimum inventory levels. Again, we believe this provides our customers with a significant competitive advantage, which includes shorter lead-time requirements, higher inventory turns and reduced out-of-stock positions.

CUSTOMERS

    We manufacture products for approximately 600 customers globally. Store brand customers in the United States include mass merchandisers, such as Wal*Mart and Costco, pet specialty stores, such as PetsMart, grocery chains, such as Albertson's, Food Lion, Kroger, Publix, Royal Ahold and Safeway, and farm and feed stores, such as Tractor

Supply, Mid-States and Purina Mills. In addition, we manufacture products for the largest national branded pet food companies in the United States. Our European customer base is similar to the United States. We sell to the leading retailers, pet specialty stores and farm and feed outlets, as well as several national branded customers.

    In fiscal 2001, net sales to Wal*Mart accounted for approximately 41% of our net sales. We have been the primary supplier of private label dry pet food products to WalMart Stores, Inc. since 1970 and to its Sam's Club division since 1990. We utilize a computerized order and distribution system to ship products directly to substantially all domestic Wal*Mart stores, a majority of which are located within 250 miles of one of our facilities. We also offer direct delivery programs and electronic data interchange systems to other customers who see these services as beneficial.

COMPETITION

    The pet food industry is highly competitive. The companies that produce and market the major national branded pet foods are national or international conglomerates that are substantially larger than us and possess significantly greater financial and marketing resources than us. Our store brand pet food products compete for shelf space with national branded pet food products on the basis of quality and price. In addition, certain national branded companies also manufacture store brands. National branded products compete principally through advertising to create brand awareness and loyalty. We experience some price competition from national branded products. Significant price competition from national branded products or considerably increased store brand presence by the national branded manufacturers could adversely affect our operating results and cash flows. We also compete with regional branded manufacturers and other regional store brand manufacturers.

    We believe we differentiate our company from the national branded pet food manufacturers by offering comparable, lower-priced products tailored to each retailer's needs. This provides retailers with the opportunity to increase pet food category profitability and provides a destination purchase item in this important consumer category. In addition, we believe we differentiate our company from other store brand pet food manufacturers by offering higher quality products, national production and distribution capabilities and a reputation for increasing customers' store brand pet food sales.

RAW MATERIALS AND PACKAGING

    The principal raw materials required for our manufacturing operations, which we purchase from large national commodity companies and local grain cooperatives, are bulk commodity grains and foodstocks, including corn, soybean meal, wheat middling, poultry meal, meat and bone meal, and corn gluten meal. We generally purchase raw materials one to three months in advance. We purchase the raw material requirements of each of our manufacturing facilities locally due to the high freight costs of transporting bulk commodity products. As a result, raw material costs may vary substantially among our manufacturing facilities due to the impact of local supply and demand and varying freight costs. While we do not maintain long-term contracts with any of our suppliers, we believe alternative suppliers are readily available. Our European operations purchase similar raw materials noted above for the manufacturing of dry pet food. Manufacturing of our wet food in Europe requires fresh or frozen pork, beef and poultry products.

    We manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. Our policy does not permit speculative commodity trading. See Item 7A -- "Quantitative and Qualitative Disclosures about Market Risk."

    Packaging is a significant component of our material costs. We have five main packaging suppliers and believe that additional packaging suppliers are readily available. Approximately 70% of our packaging requirements are covered by long-term contracts with maturities through 2003.

    Our pricing strategy for pet food is based on the costs of raw materials, packaging and certain other costs plus a conversion charge, which includes a profit factor. We periodically adjust our prices based on fluctuations in raw material and packaging costs. We can give no assurance that future selling price increases will be acceptable to our customers in the event of increased material costs. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Inflation and Changes in Prices."

RESEARCH AND DEVELOPMENT

    We continuously develop new and improved products and processes. Our research and development department includes a full-time staff of food technologists, chemists and companion animal nutritionists, a central laboratory used for research and development, and quality control laboratories at each of our production facilities. Our research and development team formulates new recipes, comprised of raw materials, vitamins and minerals, and tests the nutritional content of new products. We also use independent commercial kennels and catteries for comparison taste tests with national branded products to achieve comparable digestibility and palatability as well as to substantiate the nutritional claims of new products.

    Quality assurance is an integral part of our research and development process. We maintain a comprehensive program for qualifying new supplies, testing raw materials to ensure nutritional adequacy and screening to detect the presence of bacteria and other harmful substances. We continuously test pet food production at each of our plants by analyzing the finished pet food product against specifications, formula and regulatory requirements. Packaging is inspected to ensure print quality, proper dimensions, construction and compliance with labeling regulations.

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

    We currently own or lease properties and through acquisitions in the future could own or lease additional properties that, in some instances, have been used for pet food manufacturing or feed mill operations for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, in some locations environmentally sensitive materials were spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for disposal. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials or similar wastes were not under our control. These properties and the waste materials spilled, released or otherwise found thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we can be required to remove or remediate previously spilled or released waste materials (including such materials spilled or released by prior owners or operators) or property contamination (including groundwater contamination caused by prior owners or operators), or to perform monitoring or remedial activities to prevent future contamination (including releases from underground storage tanks or aboveground bulk petroleum storage facilities).

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

    The manufacturing and marketing of our products in the United States are subject to regulation by federal regulatory agencies, including the Occupational Safety and Health Administration, the Food and Drug Administration and the Department of Agriculture, and by various state and local authorities. The Food and Drug Administration also regulates the labeling of our products. Substantial administrative, civil and criminal penalties may be imposed for violations of Occupational Safety and Health Administration, Food and Drug Administration and Department of Agriculture regulations, and violations may be restrained through injunction proceedings. We procure and maintain the necessary permits and licenses to operate our U.S. facilities and consider our company to be in material compliance with applicable Occupational Safety and Health Administration, Food and Drug Administration and Department of Agriculture requirements.

    Our manufacturing, distributing and other operating facilities outside of the United States are potentially subject to similar foreign governmental controls and restrictions pertaining to the environment, safety, and public health. In addition, the European Union is taking a much stronger role in the regulation of raw materials for manufacturing and labeling of pet food. The European Commissioner of Food, which is the controlling body of the European Union, is overseeing this movement towards heightened regulation of pet food.

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

EMPLOYEES

    As of February 1, 2002, we had 2,730 employees in the United States and Europe, comprised of 741 management and administrative personnel and 1,989 manufacturing personnel. Of this number, 342 employees are represented by labor unions at four of our plants. The collective bargaining agreement with respect to the Birmingham, Alabama plant covered 82 employees as of February 1, 2002 and expires on January 22, 2005. The collective bargaining agreement with the Joplin, Missouri plant covered 170 employees as of February 1, 2002 and expires on January 31, 2003. The collective bargaining agreement with the Muscatine, Iowa plant covered 49 employees as of February 1, 2002 and expires on December 4, 2003. The collective bargaining agreement with the Hillburn, New York plant covered 41 employees as of February 1, 2002 and expires on May 1, 2004. We consider relations with our employees to be satisfactory.

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

RISK FACTORS

Our credit agreements could materially affect our operations.

    At December 29, 2001, we had long-term debt of $587.8 million, excluding trade payables and other accrued liabilities. Our ability to meet future debt service obligations and reduce our total indebtedness will be dependent upon our future performance, which is subject to general economic conditions and to financial, business and other factors affecting our operations, many of which are beyond our control.

    Our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet the tests. We recently amended the senior credit facility to reduce the financial covenant requirements through March 31, 2003. Although we believe that our expected performance through March 31, 2003 will enable us to comply with these reduced covenants, we cannot assure you that will meet these tests. After March 31, 2003, the financial covenants will increase to levels higher than those for which we obtained waivers from the lenders under the senior credit facility at the end of both fiscal 2000 and 2001.

    In fiscal 2002, we intend to restructure our capitalization with the goal of significantly reducing our leverage and improving our ability to comply with the covenants in our credit agreements. We intend to achieve this restructuring through a number of alternatives that we are currently pursuing. We cannot assure you that we will be successful in achieving this restructuring. If we are unable to generate sufficient operating cash flows in the future to service our indebtedness, to comply with covenants and to meet other commitments, we may be required to take certain actions, such as selling material assets or operations. We cannot assure you that we would be able to take any of these actions on a timely basis or on satisfactory terms or that these actions would enable us to continue to satisfy our capital requirements. Certain of these actions may be prohibited by the indenture governing our senior subordinated notes or require the consent of the lenders under our senior credit facility.

Our debt agreements limit certain business activities.

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

     We pledged substantially all of our assets as collateral to secure our indebtedness under our senior credit facility. Upon the occurrence of an event of default, our lenders could declare all amounts outstanding under our senior credit facility to be immediately due and payable. If we are unable to repay those amounts, our lenders have the right to foreclose upon the collateral securing the senior credit facility. If the lenders foreclose on the collateral, we cannot assure you that our assets would be sufficient to repay our indebtedness in full. These restrictions could limit our ability to obtain future financings or restrict other corporate activities.

The senior subordinated notes are subordinated in right of payment to all of our existing and future senior indebtedness.

    Our senior subordinated notes are generally unsecured obligations and subordinated in the right of payment to all of our existing and future senior indebtedness, including all indebtedness under the senior credit facility and sponsor facility. As of December 29, 2001, we had $439.8 million of senior indebtedness outstanding. As a result of the subordination, the holders of any senior indebtedness must be paid in full before the holders of the senior subordinated notes in the event of the insolvency, liquidation, reorganization, dissolution or other winding-up of our company or upon a default in payment with respect to, or the acceleration of, any senior indebtedness. If we incur any additional debt that is on an equal basis with the senior subordinated notes, the holders of that debt would be entitled to share on an equal basis with the holders of the senior subordinated notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our company. This may have the effect of reducing the amount of proceeds paid to holders of the senior subordinated notes. In addition, we cannot make cash payments with respect to the senior subordinated notes during a payment default with respect to senior indebtedness and, under certain circumstances, no payments may be made with respect to the principal of, and premium, if any, on the senior subordinated notes for a period of up to 179 days if a non-payment default exists with respect to senior indebtedness.

We may be unable to repurchase the senior subordinated notes as required upon a change of control.

    If a change in control of our company occurs, we are required to offer to repurchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. We will use our available cash or cash generated from operations or other sources to fund any required repurchases of our senior subordinated notes. However, we cannot assure you that sufficient funds will be available at the time of any change of control to make any required repurchases of our senior subordinated notes.

    In addition, our senior credit facility prohibits us from repurchasing the senior subordinated notes, except in certain limited amounts, and also provides that certain change of control events constitute a default under the senior credit facility. Any future credit agreements or other agreements relating to senior indebtedness that we enter into may contain similar restrictions and provisions. In the event a change of control occurs at a time when we are prohibited from repurchasing the senior subordinated notes, we could seek the consent of our lenders to the repurchase of the senior subordinated notes or attempt to refinance the borrowings that contain the prohibition. If we do not obtain the consent or repay the borrowings, we will remain prohibited from repurchasing the senior subordinated notes by the holder of the relevant senior indebtedness. In that case, our failure to repurchase the tendered senior subordinated notes would constitute an event of default under the indenture governing the senior subordinated notes, which would, in turn, constitute a default under the senior credit facility and could constitute a default under other senior indebtedness. In those circumstances, the subordination provisions in the indenture governing the senior subordinated notes would likely restrict payments by us to the holders of the senior subordinated notes.

One of our customers accounts for a substantial portion of our revenue and the loss of this customer could have a material adverse effect on our results of operations.

    Net sales to Wal*Mart accounted for approximately 44%, 41% and 41% of our net sales for fiscal 1999, 2000 and 2001, respectively. We do not have a long-term contract with Wal*Mart or any other customer. A significant decrease in business from Wal*Mart could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, our results of operations could be negatively impacted to the extent that Wal*Mart is unable to make payments or does not make timely payments on outstanding accounts receivable.

Increases in the costs of raw materials, packaging and natural gas could adversely affect our results of operations.

    Our financial results depend to a large extent on the costs of raw materials, packaging and natural gas, and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand as well as weather conditions during the growing and related harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. We cannot assure you that our results of operations will not be exposed to volatility in the commodity and natural gas market.

    In the event of any increases in raw materials, packaging and natural gas costs, we may be required to increase sales prices for our products to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in the event of increased raw materials, packaging and natural gas costs or of whether any price increases implemented by us may affect the volumes of future purchases from our customers.

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

    In fiscal 2001, the impact of BSE on the cost of our raw materials subsided. In addition, we currently are not incurring any significant disruptions in the supply of our required raw materials. Despite these developments, we can provide no assurance that BSE, or resulting regulations or publicity, will not impact either the cost or availability of our raw materials in the future. The risk of higher costs and/or supply disruption would be significant if bans are placed on the use of meat and bone meal in pet food.

    In the first quarter of fiscal 2001, there was an outbreak of foot-and-mouth disease ("FMD") in Europe, which affected animals with cloven hooves, such as cattle, swine, sheep, goats, and deer. No case of FMD has been confirmed in the United States since 1929. While FMD is not considered a threat to humans, people who come in contact with the virus can spread it to animals. FMD has not had a measurable impact on either the cost or the availability of our raw materials. Although the future impact, if any, is not determinable, we believe that our operations could be adversely affected if the disease were to spread throughout Europe or to the United States.

    If BSE or FMD impacts the availability of our raw materials, we would be required to locate alternative sources for our raw materials. We can give no assurance that those sources would be available to sustain our volume sales or that these alternative sources would not be more costly. If BSE or FMD impacts the cost of our raw materials, or the cost of alternative raw materials compared to current costs, we would be required to increase the sales price for our products to avoid margin deterioration. We can give no assurance of the timing or extent of our ability to implement future price adjustments in the event of higher costs.

Volatility in the commodity markets could affect our results of operations.

    We manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. See Item 7A -- "Quantitative and Qualitative Disclosures about Market Risk."

    Effective January 1, 1999, our commodity derivative instruments were measured at fair value in our consolidated financial statements under Statement on Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities ("SFAS 133"). We cannot assure you our results of operations will not be exposed to volatility in commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments.

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

    -   the cost of the acquisition integrations exceed expectations.

The amount of goodwill and other intangible assets we have recorded from our acquisitions may not be realized, which could have a material adverse effect on our results of operations.

    We had $347.1 million of net goodwill and other intangible assets as of December 29, 2001. Goodwill has been recorded under the purchase accounting method to represent the excess of the amount paid over the fair value of the assets acquired and liabilities assumed. Other intangible assets consist of trademarks. We cannot assure you our goodwill and other intangible assets will be realized by us in the future. Goodwill and other intangible assets represented 41% of our total assets as of December 29, 2001. Through December 29, 2001, we amortized our goodwill over 20 and 40 years and trademarks over 30 years. In fiscal 2002, we will adopt Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS 142") which requires that goodwill and other intangible assets with indefinite lives no longer be amortized. We will be required to test for impairment of these assets upon adoption of SFAS 142, and thereafter annually and upon the occurrence of certain events. Our results of operations in future periods could be reduced if our goodwill and other intangible assets are determined to be impaired under SFAS
142. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recently Issued Accounting Pronouncements."

We face significant competition from national, regional and store brand manufacturers, many of whom are larger than we are and have significantly greater resources than we do.

    The pet food industry is highly competitive. The companies that produce and market the major national branded pet foods are national or international conglomerates that are substantially larger than us and possess significantly greater financial and marketing resources than us. Our store brand pet food products compete for shelf space with national branded pet food products on the basis of quality and price. In addition, certain national branded manufacturers also manufacture store brands. National branded products compete principally through advertising to create brand awareness and loyalty. We experience some price competition from national branded products. To the extent significant price competition from national branded products exists or the national branded manufacturers significantly increase their store brand presence, our operating results and cash flows could be adversely affected. We also compete with regional branded manufacturers and other store brand manufacturers.

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

    Our success depends, in part, upon the continued services of our highly skilled personnel involved in management, production and distribution, and, in particular, upon the efforts and abilities of our executive management group. If we lose the service of any of the members of our executive management group, the loss could have a material adverse effect on our business, financial condition and results of operations. We have entered into employment agreements with members of our executive management group. We do not have key person life insurance covering any of our employees. Our success also depends upon our ability to attract and retain highly qualified employees.

We are subject to extensive regulation, and changes in laws or regulations could increase our expenses.

    We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect the public health and the environment, including those governing discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes and the remediation of contamination associated with releases of wastes or hazardous substances. Our U.S. operations are also subject to regulation by the Occupational Safety and Health Administration, the Food and Drug Administration and the Department of Agriculture, and by various state and local authorities. Our foreign operations are subject to similar environmental and safety laws and regulations that are enforced by governmental agencies, such as the European Commissioner of Foods. Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification, or a cease and desist order against operations that are not in compliance.

    We believe our operations are in material compliance with applicable current environmental and safety laws and regulations. We cannot assure you that these laws and regulations will not change in the future, that we will not incur material costs in the future to comply with current or future laws and regulations, or that these matters will not have a material adverse effect on our business.

ITEM 2 -- PROPERTIES

    Our corporate headquarters are located in Brentwood, Tennessee. We own combined manufacturing and distribution facilities in the following states: one each in Alabama, Colorado, Georgia, Indiana, Iowa, Minnesota, New York, Ohio, South Carolina, Tennessee, Texas and Virginia; two each in California, Oklahoma, Pennsylvania and Wisconsin; and three in Missouri. In Europe, we own combined manufacturing and distribution facilities in the following countries: one each in Austria, Spain and the United Kingdom, and three in Denmark. In addition, we own or lease three product distribution warehouses in the United States. We also have a 50% joint venture interest in combined manufacturing and distribution facilities located in Texas and Italy.

    Our manufacturing facilities are generally located in rural areas in proximity to our customers, raw materials and transportation networks, including rail transportation. We believe the broad number of strategically located facilities enhances our position as a low cost provider by reducing freight costs for raw materials and finished goods and facilitating direct delivery programs. The rural locations also minimize land and labor costs. We believe we can construct new manufacturing facilities at a lower cost than competitors by using our engineering services group to design and construct most of the necessary production equipment.

ITEM 3 -- LEGAL PROCEEDINGS

    In the ordinary course of business, we are party to litigation from time to time; however, we are not a party to any material pending legal proceedings that we believe would have a material adverse effect on our financial condition or results of operations.

ITEM 4 -- SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our parent executed a Written Consent of Sole Shareholder in Lieu of an Annual Meeting, effective as of November 15, 2001. Pursuant to this consent, Messrs. Cahill, Finney, Kelly, Lori, Peets, Sherrill and Walker were elected to our Board of Directors to serve for the ensuing year. See Item 10 -- "Directors and Executive Officers of the Registrant." Also pursuant to the consent, our Bylaws were amended.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    All of our common stock is owned by our parent, and there is no established public trading market for our common stock. We did not sell any unregistered equity securities in fiscal 2001.

ITEM 6 -- SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below, except for pet food sold, as of and for fiscal 1999, 2000 and 2001 is derived from our accompanying audited consolidated financial statements included elsewhere in this annual report on Form 10-K. For the years ended December 31, 1997 and 1998, our fiscal year end was a calendar year end. Effective January 1, 1999, we changed our fiscal year end to the Saturday nearest to the end of December; and therefore, fiscal 1999, 2000 and 2001 ended on January 1, 2000, December 30, 2000 and December 29, 2001, respectively. The selected consolidated financial data presented below, except for pet food sold, as of and for fiscal 1997 and 1998 is derived from our audited consolidated financial statements not included elsewhere in this annual report on Form 10-K. The information set forth below is qualified in its entirety in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our accompanying audited consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K (table in thousands, except per share amounts):


                                                                                    Years ended
                                                    --------------------------------------------------------------------------
                                                          December 31,
                                                    -------------------------       January 1,     December 30,   December 29,
                                                       1997          1998 (1)        2000 (2)        2000 (3)       2001 (4)
                                                    ---------       ---------       ----------     ------------   ------------
INCOME STATEMENT DATA:
  Net sales (5) (6)                                 $ 552,382       $ 674,638       $ 754,343       $ 875,761       $ 895,830
  Cost of goods sold (5) (6)                          484,340         556,249         579,124         687,799         749,092
                                                    ---------       ---------       ---------       ---------       ---------
    Gross profit                                       68,042         118,389         175,219         187,962         146,738
Operating expenses:
  Promotion and distribution (5) (6)                   18,073          31,212          42,306          52,285          58,993
  Selling, general and administrative (6)              14,384          26,266          40,912          50,507          47,193
  Amortization of intangibles                           3,601           6,468          10,357          12,779          13,743
  Non-recurring expenses (6) (7)                           --          10,043           2,539          28,639           8,655
                                                    ---------       ---------       ---------       ---------       ---------
    Income from operations                             31,984          44,400          79,105          43,752          18,154
Interest expense, net                                  22,463          31,136          39,739          51,223          57,020
Non-recurring finance charges (8)                          --           4,599              --              --              --
Other (income) expense, net                              (102)            164          (1,201)         (1,732)           (757)
                                                    ---------       ---------       ---------       ---------       ---------
    Income (loss) before income taxes,
      extraordinary loss and cumulative
      effect of a change in accounting
      principle                                         9,623           8,501          40,567          (5,739)        (38,109)
Income tax expense (benefit)                            3,389           3,602          16,858            (854)        (16,171)
                                                    ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary loss and
  cumulative effect of a change in
  accounting principle                                  6,234           4,899          23,709          (4,885)        (21,938)
Extraordinary loss, net of income tax
  benefit of $16,001 (9)                                   --          26,788              --              --              --
Cumulative effect at adoption on January 1,
  1999 of a change in accounting for commodity
  derivative instruments, net of income tax
  benefit of $1,440 (10)                                   --              --          (2,263)             --              --
                                                    ---------       ---------       ---------       ---------       ---------
    Net income (loss)                               $   6,234       $ (21,889)      $  21,446       $  (4,885)      $ (21,938)
                                                    =========       =========       =========       =========       =========



                                                                                    Years ended
                                                    --------------------------------------------------------------------------
                                                           December 31,
                                                    --------------------------      January 1,    December 30,    December 29,
                                                       1997           1998 (1)       2000 (2)       2000 (3)        2001 (4)
                                                    ------------  ------------     -----------    ------------    ------------
OTHER DATA:
  Basic and diluted net income (loss) per
     common share                                   $    (151)      $ (29,136)      $  13,273       $ (14,125)      $ (32,405)
  Cash flows provided by (used in)
     operating activities                              20,972          33,992          59,938          45,388         (23,936)
  Cash flows provided by (used in) investing
     activities                                       (15,161)        (56,300)        (34,458)       (181,316)          1,466
  Cash flows provided by (used in) financing
     activities                                        (5,811)         25,432         (21,531)        131,972          25,433
  Depreciation and amortization expense                10,971          17,877          26,083          36,334          41,430
  Capital expenditures (11)                            14,437          23,327          26,668          35,347          17,316
  Pet food sold (thousands of tons)                     1,237           1,513           1,741           1,812           1,935


                                                            December 31,
                                                    -------------------------      January 1,      December 30,    December 29,
                                                        1997          1998            2000             2000            2001
                                                    ----------      ---------      -----------     ------------    ------------
BALANCE SHEET DATA:
  Working capital                                   $  25,645       $  39,947       $  32,832       $  25,812       $  46,995
  Total assets                                        338,184         710,879         693,296         907,062         836,545
  Total debt                                          200,410         461,974         427,922         573,165         587,823
  Senior Preferred Stock                               30,545          37,792          45,965          55,205          65,672
  Stockholder's equity                                 33,946          69,294          82,946          70,881          37,926

(1) Results for fiscal 1998 include the results of Windy Hill Pet Food Company, Inc., which we acquired, for the period from the date of acquisition, August 3, 1998, to December 31, 1998 and the results of Ipes Iberica, S.A., which we acquired, for the period from the date of acquisition, April 17, 1998, to December 31, 1998.

(2) Results for fiscal 1999 include the results of Larkshall Extrusions, the assets of which we acquired, for the period from the date of acquisition, October 14, 1999, to January 1, 2000.

(3) Results for fiscal 2000 include the results of A/S Arovit Petfood, which we acquired, for the period from the date of acquisition, May 10, 2000, to December 30, 2000.

(4) Results for fiscal 2001 include the results of two divestitures until the date of sale: our Perham, Minnesota facility from December 31, 2000 to April 27, 2001 and our Deep Run domestic wet pet food business from December 31, 2000 to May 3, 2001. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

(5) In fiscal 1997 through 2000, volume-based rebates and certain sales incentives have been reclassified as a reduction in net sales, and free-goods promotions as an increase in cost of goods sold for consistency with the fiscal 2001 presentation. These items were previously classified as a portion of promotion and distribution expense. We were unable to calculate certain sales incentives for fiscal 1997 and 1998 due to limitations imposed by acquisitions and systems conversions; and therefore, these amounts have not been reclassified to net sales from promotion and distribution expense. The amounts for each year are not considered to be material to the consistency of the presentation as the similar amounts for fiscal 1999 through 2001 averaged $2.9 million each year. See Note 1 -- "Summary of Significant Accounting Policies -- Revenue Recognition" to our accompanying audited consolidated financial statements included herein.

(6) Results for fiscal 2001 include $16.9 million of expenses associated with strategic initiatives that commenced in fiscal 2001 and consist of $6.7 million of non-recurring expenses related to the divestitures and $10.2 million of Project Focus expenses. The Project Focus expenses were classified as follows: (1) $0.3 million as a reduction in net sales; (2) $6.6 million as cost of goods sold; (3) $0.9 million as promotion and distribution expenses; (4) $0.4 million as selling, general and administrative expenses; and (5) $2.0 million as non-recurring expenses. See Note 16 - "Non-Recurring and Project Focus Implementation Expenses" to our accompanying audited consolidated financial statements included herein.

(7) Non-recurring expenses in fiscal 1998 include transition expenses of $7.0 million in connection with the Windy Hill acquisition and a $3.0 million charge related to a product recall. Non-recurring expenses in fiscal 1999 include $1.1 million of transition expenses in connection with the Windy Hill acquisition and $1.4 million of expenses related to the proposed initial public offering by our parent, which was subsequently withdrawn. Non-recurring expenses in fiscal 2000 total $28.6 million. These expenses include: (1) restructuring costs of $22.3 million consisting of asset impairments of $15.3 million related to closure of certain inefficient manufacturing facilities, severance costs of $3.5 million related to these facility closures and the elimination of corporate positions and $3.5 million of shutdown expenses for these facility closures; and (2) transaction costs of $6.3 million, consisting of a $4.6 million loss on a foreign currency forward contract associated with the Arovit acquisition, a $1.5 million charge for the write-off of costs for unconsummated acquisitions and $0.2 million of miscellaneous transaction costs. See Note 16 -- "Non-Recurring and Project Focus Implementation Expenses" to our accompanying audited consolidated financial statements included herein.

(8) Non-recurring finance charges include $4.6 million of interim bridge financing costs incurred in conjunction with our refinancing transactions.

(9) The extraordinary loss represents non-recurring finance charges associated with the early extinguishment of debt incurred in connection with our refinancing transactions.

(10) The cumulative effect of a change in accounting principle as of January 1, 1999 relates to a change in accounting for derivative instruments in accordance with SFAS 133. See Note 2 -- "Change in Accounting Principle" to our accompanying audited consolidated financial statements included herein.

(11) Capital expenditures exclude payments for acquisitions.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The reader is encouraged to refer to Item 1 -- "Business" which describes our company and, in particular, "Risk Factors," which describes the risks related to our business and our company. The reader should also refer to Item 7A -- "Quantitative and Qualitative Disclosures about Market Risk," which describes our risks related to fluctuations in commodity prices, interest rates and foreign currency exchange rates.

BASIS OF PRESENTATION

    Effective January 1, 1999, we changed our fiscal year so that it ends on the Saturday nearest to the end of December; and therefore, fiscal 1999, 2000 and 2001 ended on January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

CRITICAL ACCOUNTING POLICIES

    Accounts Receivable Allowances. At December 29, 2001, our gross accounts receivable were $129.4 million. We had a valuation allowance of $8.6 million at December 29, 2001, primarily for outstanding deductions with customers. Our policy is to estimate the allowance by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise the allowances against accounts receivable as we receive more information on this matter.

    Inventories Valuation Allowance. At December 29, 2001, our gross inventories were $62.4 million. We had a valuation allowance for obsolescence of $7.6 million at December 29, 2001, primarily related to packaging inventories. Our policy is to estimate the obsolescence reserve based on specific identification of obsolete SKUs or potential SKUs to be rationalized with the estimate taking into account both the probability and timing of rationalization. We may revise the allowance against inventories as we receive more information on this matter.

    Deferred Tax Assets. At December 29, 2001, our gross deferred tax assets totaled $31.3 million, of which $15.7 million related to the tax benefit associated with our federal net operating loss carryforwards of $44.8 million that are available to offset future taxable income through 2021. Realization of the deferred tax assets is dependent upon our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. Our results of operations reflect net losses in fiscal 2000 and 2001, which are primarily due to non-recurring and Project Focus implementation expenses. Although realization is not assured, we believe that it is more likely than not that the deferred tax assets will be realized.

    Goodwill and Other Intangible Assets. At December 29, 2001, our net goodwill and other intangible assets totaled $347.1 million. Our policy is to periodically evaluate the goodwill and other intangible assets for recovery in relation to our operating performance and our expected future operating cash flows on an undiscounted basis. If the carrying value of such assets exceeds the expected discounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount of the acquired net assets exceeds the fair value, which is calculated using expected discounted future operating cash flows. Under this policy, we believe that there is no impairment of goodwill and other intangible assets at December 29, 2001. See "Recently Issued Accounting Pronouncements."

RESULTS OF OPERATIONS

    We derive substantially all of our revenue from the sale of dry and wet pet food products. Historically, approximately 75% of our cost of goods sold has been comprised of raw material and packaging costs with the remainder primarily comprised of salaries, wages and related fringe benefits, utilities and depreciation. Our operating expenses consist of promotion and distribution expenses and selling, general and administrative expenses. Promotion and distribution expenses are primarily comprised of promotions, freight, brokerage fees and warehousing expenses. Selling, general and administrative expenses primarily include salaries and related fringe benefits, amortization and other corporate overhead costs, which typically do not increase proportionately with increases in volume and product sales.

    Our results of operations reflect the reclassification of volume-based rebates and certain sales incentives as a reduction in net sales, and free-goods promotions as an increase in cost of goods sold with the offset being a decrease in promotion and distribution expenses. Fiscal 1999 and 2000 results have been reclassified for consistency with the fiscal 2001 presentation. See
Note 1 -- "Summary of Significant Accounting Policies -- Revenue Recognition" to our accompanying audited consolidated financial statements included herein.

    In fiscal 2001, we commenced strategic initiatives that resulted in non-recurring and other expenses totaling $16.9 million. In April 2001, we sold our Perham, Minnesota dry dog and cat food facility and related assets, including the Tuffy's brand, for $7.0 million. In May 2001, we sold our Deep Run domestic wet pet food business and related assets, other than real estate, for $13.9 million (collectively, the "Divestitures"). We recognized a $4.7 million net loss on the sale of these businesses. In addition, we recognized $2.0 million of severance costs for the elimination of certain corporate positions following the Divestitures. In October 2001, we initiated a new market and operational strategy, Project Focus, which is designed to better focus our resources on providing "best-class" services and products to our customers. Equally important, our goal is to permanently reduce our cost structure through a significant SKU reduction, optimization of our production facilities and reduction of our workforce. We believe the changes will benefit our customers by simplifying and distinguishing our product offerings and associated pricing, improving our planning and marketing support services, and reducing the complexity of our operations. We seek to be the high quality, low cost global producer of customer branded pet food in our highly competitive markets. See
Note 4 -- "Divestitures" and Note 16 -- "Non-Recurring and Project Focus Implementation Expenses" to our accompanying audited consolidated financial statements included herein.

    In connection with Project Focus, we had one additional plant closure and a corporate workforce reduction in the fourth quarter of fiscal 2001. We recorded a fourth quarter charge related to these actions of $10.2 million, consisting of $1.4 million of cash outlay, primarily severance costs, and $8.8 million of asset writedowns associated with the estimated reduction in SKUs and the customer mix shift. As we continue to implement Project Focus to reduce complexity in our business, we may incur additional asset impairment charges; however, we do not expect these charges, if any, will have a material impact on our operating cash flows or liquidity.

    The following discussion is based on our accompanying audited consolidated financial statements and notes thereto included herein (table in thousands, except percentages):



                                                                                   Years ended
                                                       -----------------------------------------------------------------------------
                                                         January 1, 2000           December 30, 2000           December 29, 2001
                                                       --------------------     -----------------------     ------------------------
    Net sales                                          $ 754,343     100.0%     $ 875,761        100.0%     $ 895,830       100.0%
    Cost of goods sold                                   579,124      76.8        687,799         78.5        749,092        83.6
                                                       ---------     -----      ---------        -----      ---------       -----
          Gross profit                                   175,219      23.2        187,962         21.5        146,738        16.4

    Operating expenses:
        Promotion and distribution                        42,306       5.6         52,285          6.0         58,993         6.6
        Selling, general and administrative               40,912       5.4         50,507          5.8         47,193         5.3
        Amortization of intangibles                       10,357       1.4         12,779          1.4         13,743         1.5
        Non-recurring expenses                             2,539       0.3         28,639          3.3          8,655         1.0
                                                       ---------     -----      ---------        -----      ---------       -----

          Income from operations                          79,105      10.5         43,752          5.0         18,154         2.0

    Interest expense, net                                 39,739       5.3         51,223          5.9         57,020         6.4
    Other (income) expense, net                           (1,201)     (0.2)        (1,732)        (0.2)          (757)       (0.1)
                                                       ---------     -----      ---------        -----      ---------       -----
          Income (loss) before income taxes
            and cumulative effect of a change
            in accounting principle                       40,567       5.4         (5,739)        (0.7)       (38,109)       (4.3)

    Income tax expense (benefit)                          16,858       2.3           (854)        (0.1)       (16,171)       (1.8)
                                                       ---------     -----      ---------        -----      ---------       -----
          Income (loss) before cumulative effect
            of a change in accounting principle           23,709       3.1         (4,885)        (0.6)       (21,938)       (2.5)
    Cumulative effect at adoption on January 1,
        1999 of a change in accounting for commodity
        derivative instruments, net of income
        tax benefit of $1,440                             (2,263)     (0.3)            --           --             --          --
                                                       ---------     -----      ---------        -----      ---------       -----
          Net income (loss)                            $  21,446       2.8%     $  (4,885)        (0.6)%    $ (21,938)       (2.5)%
                                                       =========     =====      =========        =====      =========       =====


FISCAL YEAR ENDED DECEMBER 29, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 2000

    Net sales. Net sales for fiscal 2001 increased 2.3% to $895.8 million from $875.8 million in fiscal 2000 primarily due to the impact of the Arovit acquisition in May 2000 and the price increase implemented in the first quarter of fiscal 2001, partially offset by the impact of the Divestitures as well as lower sales volumes. Excluding the impact of the Arovit acquisition, net sales for fiscal 2001 decreased 4.4% from fiscal 2000. See "Inflation and Changes in Prices." The lower sales volumes were impacted by unusually warm weather in the fourth quarter of fiscal 2001 and competitive pricing issues related to the price increase implemented in fiscal 2001.

    Gross profit. Gross profit for fiscal 2001 decreased 21.9%, or $41.3 million, to $146.7 million from $188.0 million in fiscal 2000 primarily due to the unfavorable impact caused by the volatility of commodity prices as recognized under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $12.6 million increase in our cost of goods sold in fiscal 2001 compared to a $9.0 million reduction in our cost of goods sold in fiscal 2000, which accounts for $21.6 million of the $41.3 million reduction in gross profit. Also, our gross profit was impacted by the implementation of Project Focus. Of the total $10.2 million Project Focus related charges, $6.9 million affected gross profit and was primarily due to the writedown in packaging inventories. See Note 16 - "Non-Recurring and Project Focus Implementation Expenses" to our accompanying audited consolidated financial statements included herein. In addition, our gross profit was negatively affected by significantly higher ingredient costs in the 2001 period, a substantial increase in natural gas and healthcare costs, increases in annual wages as well as an unfavorable global sales mix. The favorable impact of the Arovit acquisition on fiscal 2001, a price increase implemented in the first quarter of fiscal 2001, the closure of certain inefficient manufacturing facilities in both fiscal 2000 and 2001, as well as manufacturing efficiencies achieved at our remaining plants, partially offset our gross profit decrease. Excluding the impact of the Arovit acquisition, gross profit for fiscal 2001 decreased $56.4 million.

    Promotion and distribution. Promotion and distribution expenses for fiscal 2001 increased 12.8% to $59.0 million from $52.3 million in fiscal 2000 primarily due to the Arovit acquisition. Excluding the impact of the Arovit acquisition, promotion and distribution expenses for fiscal 2001 decreased 1.2%.

    Selling, general and administrative. Selling, general and administrative expenses for fiscal 2001 decreased 6.6% to $47.2 million from $50.5 million in fiscal 2000 due to lower costs resulting from corporate restructurings and other cost savings initiatives, partially offset by the impact of the Arovit acquisition, increases in annual salaries and higher healthcare costs. Excluding the impact of the Arovit acquisition, selling, general and administrative expenses for fiscal 2001 decreased 15.7%.

    Amortization of intangibles. Amortization expense for fiscal 2001 increased 7.5% to $13.7 million from $12.8 million in fiscal 2000 primarily due to the Arovit acquisition. Excluding the impact of the Arovit acquisition, amortization expense for fiscal 2001 increased 1.9%.

    Non-recurring expenses. Fiscal 2001 non-recurring expenses of $8.7 million included a $4.7 million net loss from the Divestitures and $4.0 million of restructuring costs. These restructuring costs consist of: (1) $2.0 million of severance costs for the elimination of corporate positions following the Divestitures; and (2) $2.0 million of Project Focus related costs, comprised of $1.0 million of asset impairments and other plant closure costs for the shutdown of an inefficient manufacturing facility and $1.0 million of severance costs for the elimination of additional corporate positions. Fiscal 2000 non-recurring expenses of $28.6 million included: (1) restructuring costs of $22.3 million consisting of asset impairments of $15.3 million related to closure of certain inefficient manufacturing facilities, severance costs of $3.5 million related to these facility closures and the elimination of corporate positions and $3.5 million of shutdown expenses for these facility closures; and (2) transaction costs of $6.3 million, consisting of a loss of $4.6 million on a foreign currency forward contract related to the Arovit acquisition, unconsummated acquisition costs of $1.5 million and miscellaneous transaction costs of $0.2 million.

    We estimate that annualized future benefits related to the fiscal 2001 restructuring costs will be approximately $4.2 million on a pre-tax basis. We estimate that we will realize an annual reduction in selling, general and administrative expenses of approximately $3.7 million, consisting of salaries and related fringe benefits, which commenced in July and October 2001. We estimate that the impact on cost of goods sold will be approximately $0.5 million, including approximately $0.1 million of depreciation expense, which commenced in October 2001.

    Interest expense, net. Interest expense, net of interest income, for fiscal 2001 increased 11.3% to $57.0 million from $51.2 million in fiscal 2000 primarily due to the borrowings obtained in May 2000 to finance the Arovit acquisition. In addition, this increase was partially due to the issuance of long-term debt under the Sponsor Facility in March 2001. See Note 9 -- "Long-Term Debt" to our accompanying audited consolidated financial statements included herein. The impact of this increase in our outstanding indebtedness on interest expense was partially offset by a decrease in interest rates associated with our floating rate debt in fiscal 2001 compared to fiscal 2000.

    Income tax benefit. We recognized an income tax benefit of $16.2 million for fiscal 2001 compared to $0.9 million in fiscal 2000. Our effective tax rate is different from the combined U.S. federal and state statutory rate of 38.9% due to the difference between U.S. and foreign effective tax rates and items which are not deductible for income tax purposes, primarily certain goodwill amortization.

FISCAL YEAR ENDED DECEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED JANUARY
1, 2000

    Net sales. Net sales for fiscal 2000 increased 16.1% to $875.8 million from $754.3 million in fiscal 1999. This increase was primarily due to the Arovit acquisition in May 2000 as well as the Larkshall acquisition in October 1999. Excluding the impact of these acquisitions, net sales increased approximately 2.0% in fiscal 2000 over fiscal 1999. Our net sales and tonnage volume growth in fiscal 2000 was mitigated by two industry factors: (1) reduced customer purchases in early fiscal 2000 following a 1999 year-end build-up of inventory due to year 2000 concerns; and (2) competitive pressures including the launch in the first quarter of fiscal 2000 of a major national brand into mass merchandise, grocery and membership club retailers that was previously sold only through select specialty channels.

    Gross profit. Gross profit for fiscal 2000 increased 7.3%, or $12.8 million, to $188.0 million from $175.2 million in fiscal 1999. Our gross profit in fiscal 2000 was favorably impacted by the acquisition of Arovit and by the volatility of commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $9.0 million reduction to our cost of goods sold in fiscal 2000 compared to a $1.3 million increase in our cost of goods sold in fiscal 1999. The favorable impact of these items on our gross profit was partially offset by expenditures for product improvements to meet competition, new business development and start-up expenses, and a substantial increase in the price of natural gas. Excluding the impact of the Arovit and Larkshall acquisitions, gross profit for fiscal 2000 decreased $8.9 million.

    The impact of the unprecedented natural gas cost increase and start-up expenses associated with expanding capacity and technological capability at our Deep Run wet pet food facility had a significant negative impact on the fourth quarter of fiscal 2000.

    Although our gross profit was favorably impacted by the Arovit acquisition, our gross profit as a percentage of sales was negatively impacted by this acquisition, particularly in the fourth quarter of fiscal 2000, due to the higher cost of commodities resulting from BSE impact and other matters. See Item 1 -- "Business -- Risk Factors -- Restrictions imposed in reaction to outbreaks of "mad cow disease" and "foot-and-mouth disease" could adversely impact the cost and availability of our raw materials." In addition, the strengthening of the dollar in fiscal 2000 compared to fiscal 1999 resulted in lower gross profit for our European business segment.

    Promotion and distribution. Promotion and distribution expenses for fiscal 2000 increased 23.6% to $52.3 million from $42.3 million in fiscal 1999 primarily due to the Arovit acquisition. Excluding the impact of the Arovit and Larkshall acquisitions, promotion and distribution expenses for fiscal 2000 decreased 3.4%.

    Selling, general and administrative. Selling, general and administrative expenses for fiscal 2000 increased 23.5% to $50.5 million from $40.9 million in fiscal 1999 primarily due to the Arovit and Larkshall acquisitions and partially due to an increase in healthcare costs. Excluding the impact of the Arovit and Larkshall acquisitions, selling, general and administrative expenses for fiscal 2000 increased 3.5%.

    Amortization of intangibles. Amortization of intangibles for fiscal 2000 increased 23.4% to $12.8 million from $10.4 million in fiscal 1999 primarily due to the Arovit acquisition. Excluding the impact of the Arovit and Larkshall acquisitions, amortization expense for fiscal 2000 increased 8.3%.

    Non-recurring expenses. Non-recurring expenses for fiscal 2000 increased to $28.6 million from $2.5 million in fiscal 1999. Fiscal 1999 non-recurring expenses include: (1) $1.4 million of expenses related to the proposed initial public stock offering by our parent, which was subsequently withdrawn; and (2) $1.1 million of expenses incurred in connection with the Windy Hill merger and integration.

    Interest expense, net. Interest expense, net of interest income, for fiscal 2000 increased 29.0% to $51.2 million from $39.7 million in fiscal 1999. This increase is primarily due to the financing obtained for the Arovit acquisition and an increase in interest rates on our floating rate debt.

    Income tax expense(benefit). We recognized an income tax benefit of $0.9 million for fiscal 2000 and income tax expense of $16.9 million in fiscal 1999. Our effective tax rate is different from the combined U.S. federal and state statutory rate of 38.9% due to the difference between U.S. and foreign effective tax rates and items that are not deductible for tax purposes, primarily certain goodwill amortization. In addition, the foreign currency forward contract associated with the Arovit acquisition was capitalized for income tax purposes and expensed in the Company's financial statements in fiscal 2000.

    Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle in fiscal 1999 relates to our adoption of SFAS 133 and its impact on our commodity derivative purchase transactions. The loss of $3.7 million recorded in fiscal 1999 is presented net of an income tax benefit of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and industrial development revenue bonds. We had working capital of $47.0 million at December 29, 2001.

    Cash Flows. Net cash used in operating activities was $23.9 million for fiscal 2001 compared to net cash provided by operating activities of $45.4 million in fiscal 2000. This decrease was primarily due to the reduction in our fiscal 2001 net income and the impact of unusually high trade accounts payable at the end of fiscal 2000 compared to lower than normal trade accounts payable as of the end of fiscal 2001. In addition, our fiscal 2001 working capital was negatively impacted by the classification of outstanding checks and the change in margin deposits with commodity brokers as of the end of fiscal 2001 compared to the end of fiscal 2000.

    In accordance with our accounting policy related to cash and cash equivalents, we classified domestic outstanding checks as accounts payable at the end of fiscal 1999 and 2000 due to our net negative cash position and as a reduction in cash and cash equivalents at the end of fiscal 2001 due to our net positive cash position. Cash and cash equivalents were $6.0 million and accounts payable were $64.0 million as of December 29, 2001. If our outstanding checks of $11.4 million as of December 29, 2001 were classified in accounts payable, which is historically where they have been classified, cash and cash equivalents would have been $17.4 million, reflecting our actual cash balance with banks, and accounts payable would have been $75.4 million.

    As of December 29, 2001, we had $10.5 million deposited in margin accounts associated with our derivative contracts for corn, soybean meal, alternative proteins and natural gas commodity requirements for fiscal 2002, and no deposits as of December 30, 2000 in the same margin accounts. Our margin deposits with commodity brokers are reflected as accounts receivable in the accompanying audited consolidated financial statements included herein.

    Net cash provided by investing activities was $1.5 million for fiscal 2001 compared to net cash used in investing activities of $181.3 million in fiscal 2000. This increase is primarily attributable to the acquisition of Arovit for $144.4 million in fiscal 2000 and cash proceeds of $20.9 million in fiscal 2001 resulting from the Divestitures. Capital expenditures of $17.3 million for fiscal 2001 primarily relate to plant enhancements. Budgeted capital expenditures for fiscal 2002 are $25.0 million.

    Net cash provided by financing activities was $25.4 million for fiscal 2001 compared to $132.0 million in fiscal 2000. In fiscal 2001, we borrowed $25.0 million under the sponsor facility. We spent $2.9 million of the proceeds on transaction expenses and fees related to the sponsor facility and the March 2001 amendment of our senior credit facility. In fiscal 2000, we borrowed $153.7 million for the acquisition of Arovit of which $144.4 million was used to pay the purchase price, $2.5 million was used to pay debt issuance costs, $2.2 million was used to pay acquisition fees and expenses and $4.6 million was used to cover the loss on a foreign currency forward contract put in place to hedge this acquisition.

    Debt. We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, senior subordinated notes, industrial development revenue bonds and foreign debt. Our ability to borrow is limited by our senior credit facility and the limitations on the incurrence of additional indebtedness in the indenture governing our senior subordinated notes. We anticipate that our operating cash flows, together with amounts available to us under our senior credit facility, will be sufficient to finance working capital requirements, debt service requirements and capital expenditures in fiscal 2002.

    Our senior credit facility provides for total commitments of Euro 75.4 million for a Euro Term Facility and $361.0 million, consisting of the $286.0 million USD term loan facility and a $75.0 million revolving credit facility with a $20.0 million sub-limit for issuance of letters of credit. The commitments under the revolving credit facility are reduced to $60.0 million until certain financial performance tests are achieved. Such tests were not met in fiscal 2001 and we do not believe they will be met in fiscal 2002.

    The Euro term loan facility bore interest at 7.48% and 7.65%, the USD term loan facility bore interest at 9.51% and 8.91% and the revolving credit facility bore interest at 9.71% and 8.66% at December 30, 2000 and December

29, 2001, respectively. Effective March 25, 2002, all loans bear interest at the Euro dollar rate plus 4.75%, or the prime rate plus 3.75% until maturity in 2006. The principal amounts due under the Euro term loan facility are as follows: (i) approximately Euro 8.7 million in the years 2002 and 2003; (ii) approximately Euro 11.0 million in the year 2004; and (iii) approximately Euro
47.0 million in the year 2005. The USD term loan facility consists of three tranches with terms between five and one-half years and six and one-half years, unless terminated sooner upon an event of default. The principal amounts due under the USD term loan facility are as follows: (i) approximately $15.0 million in the years 2002, 2003 and 2004; (ii) approximately $162.0 million in the year 2005; and (iii) approximately $79.1 million in the year 2006. The revolving credit facility has an initial term of six and one-half years.

    In March 2002, we amended the senior credit facility to provide, among other things: 1) for an increase in interest rates described above and an increase in the commitment fee rate on our revolving credit facility to 1.00%; 2) a grant to our lenders of a lien on our material operating accounts; 3) a limit on the amount of future capital expenditures up to a total of $25.0 million for 2002 and $7.0 million for the first quarter of 2003; 4) a limit on other investing activities; 5) restrictions on repayments under the sponsor facility; 6) a new minimum EBITDA covenant; and 7) for the issuance of new senior subordinated notes if the net proceeds of such new senior subordinated notes are used to repay the loans under the senior credit facility. In addition, the amendment provides that an excess leverage fee will accrue if the "senior leverage" ratio exceeds 3.25 to 1.00 as of March 31, 2003, at a rate equal to 2.5% of the sum of the daily average of the aggregate unpaid principal amount of the loans from March 31, 2002 to March 31, 2003. If the fee is earned, it will be payable only from any future asset sales, and debt and equity offerings, but in any event not later than March 31, 2005.

    The amendments to our senior credit facility in 2001 and 2002 also waived certain financial covenant requirements for the years ended December 30, 2000, and December 29, 2001 and reduced the financial covenant requirements through March 31, 2003. Without such waivers, we would not have been in compliance with the waived covenants at December 30, 2000 or December 29, 2001.

     We believe the credit availability under our senior credit facility will provide us with the necessary liquidity for operational and investment requirements in the current operating environment. We also believe the capital expenditures permitted under the senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and at the same time fund the planned expansion and customer requirements for fiscal 2002.

    As of December 29, 2001, borrowings under the revolving credit facility were $40.6 million including $2.6 million letters of credit resulting in $19.4 million available borrowings. The borrowings were higher than expected due to higher than normal domestic bank cash, lower than normal accounts payable, and an historically high amount deposited on margin for future commodity requirements. As of March 28, 2002, outstanding borrowings under the revolving credit facility were $12.0 million.

    Capitalization Restructuring. During fiscal 2002, we intend to restructure our capitalization with the goal of significantly reducing our leverage and improving our ability to comply with covenants in our credit agreements. We are exploring several alternatives to achieve this goal, either alone or in some combination. Some of these alternatives include raising additional equity capital, restructuring our senior credit facility, strategic acquisitions, sales of non-strategic assets and issuing longer term debt securities. We cannot assure you that we will be able to restructure our capitalization. See Item 1 -- "Business -- Risk Factors -- Our credit agreements could materially affect our operations."

    Contractual Obligations. A summary of the maturities of our contractual obligations as of December 29, 2001 follows (in thousands):

                                   Payments Due by Fiscal Period
                                 ----------------------------------
                                                          2007 and
                                 2002-2004   2005-2006   thereafter      Total
                                  -------    --------    ----------    --------
         Long-term debt           $82,655    $324,662     $180,506     $587,823
         Operating leases           9,858       6,034        4,245       20,137
                                  -------    --------     --------     --------
             Total                $92,513    $330,696     $184,751     $607,960
                                  =======    ========     ========     ========

COMMITMENTS AND CONTINGENCIES

    We believe our operations are in material compliance with environmental, safety and other regulatory requirements; however, we cannot provide assurance these requirements will not change in the future or we will not incur material costs in the future to comply with these requirements or in connection with the effect of these matters on our business. See Item 1 -- "Business -- Environmental and Safety Matters."

INFLATION AND CHANGES IN PRICES

    Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and related harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. We cannot assure you that our results of operations will not be exposed to volatility in the commodity and natural gas market.

    In the event of any increases in raw materials, packaging and natural gas costs, we may be required to increase sales prices for our products to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in the event of increased raw materials, packaging and natural gas costs or of whether any price increases implemented by us may affect the volumes of future purchases from our customers.

    In fiscal 2001, we implemented a price increase consistent with recent industry announcements, which covered non-commodity inflationary increases.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS 142") which became effective for us as of the beginning of fiscal 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments in the first interim period of fiscal 2002. To the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with SFAS 142 within the first six months of fiscal 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. SFAS 142 will result in the elimination of annual amortization expense related to goodwill of approximately $10.0 million, or $7.5 million net of income tax benefit; however, the impact of related impairment, if any, on our financial position or results of operations has not yet been determined.

    In August 2001, the FASB issued Statement on Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, ("SFAS 144") which became effective for us as of the beginning of fiscal 2002. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The impact, if any, of SFAS 144 on our financial position or results of operations has not yet been determined.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

    Commodity price risk. We manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. At December 29, 2001, we had open commodity contracts with a fair value loss of $7.5 million.

    Based upon an analysis we completed as of December 29, 2001 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $3.0 million, net of deferred tax benefit of $1.9 million.

    Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our floating rate debt, which totaled $402.6 million at December 29, 2001. Of that amount, $115.0 million of our floating rate debt was hedged by interest rate swap contracts and $50.0 million was hedged by an interest rate cap contract. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Amounts received or paid under interest rate swap contracts and gains and losses on interest rate cap contracts are recorded as interest income (expense) in the accompanying audited consolidated financial statements included herein. Gains and losses on interest rate swap contracts are recorded in accumulated other comprehensive income (loss) in the accompanying audited consolidated financial statements included herein. We had a cumulative deferred loss on our interest rate swap contracts of $2.7 million, net of deferred tax benefit of $1.7 million, at December 29, 2001.

    Accordingly, our net income is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our current floating rate debt and interest rate swap and cap contracts, our net loss would increase by approximately $1.5 million for fiscal 2001. In addition, such a change would result in a decrease of approximately $6.6 million in the fair value of our fixed rate debt at December 29, 2001. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

    Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. We currently have European operations that sell pet food products throughout Europe. In connection with our acquisition of Arovit, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. As of December 29, 2001, the cumulative translation adjustment for the net investment in our foreign operations was a net loss of $6.3 million, which includes an unrealized gain of $1.0 million for the translation of our Euro-denominated debt to U.S. dollars. The cumulative translation adjustment is recorded in accumulated other comprehensive income (loss) in the accompanying audited consolidated financial statements included herein.

    We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with changes in the market values of the hedged items both at inception and over the life of the contracts. Gains and losses on foreign currency forward contracts are recorded in accumulated other comprehensive income (loss) in the accompanying audited consolidated financial statements included herein. At December 29, 2001, we had a cumulative deferred gain on foreign currency forward contracts of $1.5 million, net of deferred tax expense of $0.6 million. At December 29, 2001, we had open foreign currency forward contracts that mature within the next 12 months with a notional value of $7.4 million and a fair value loss of $0.7 million.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the information beginning on page F-1, which is filed as a part of this annual report on Form 10-K.

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and titles of the current directors and executive officers of Doane and Doane Pet Care Enterprises, Inc. Each of the members of the board of directors of Doane named below also serves on the board of directors of Doane Pet Care Enterprises, Inc. The boards of directors of both Doane and Doane Pet Care Enterprises, Inc. are currently composed of seven members, which are designated pursuant to an investors' agreement. See Item 13 -- "Certain Relationships and Related Transactions -- Investors' Agreement." Officers serve at the discretion of the boards of directors. For information regarding employment agreements with the executive officers of Doane, see Item 11 -- "Executive Compensation -- Employment and Retirement Agreements."


           Name            Age                          Position
---------------------     -----    ----------------------------------------------------
George B. Kelly             52     Chairman of the Board
Douglas J. Cahill*          42     Chief Executive Officer, President and Director
Philip K. Woodlief*         48     Vice President, Finance and Chief Financial Officer
David L. Horton             41     Vice President and General Manager, North American
                                   Operations
Joseph J. Meyers            40     Vice President, Supply Chain, Quality and Chief
                                   Information Officer
Terry W. Bechtel            59     Vice President, Wal*Mart
Tonny Carstensen            46     Vice President and Managing Director of European
                                   Operations
Richard A. Hannasch         48     Vice President, Co-Manufacturing and Specialty
Debra J. Shecterle          49     Vice President, People
Jerry W. Finney, Jr.        33     Director
Mathew J. Lori              38     Director
Terry R. Peets              57     Director
Stephen C. Sherrill         49     Director
Jeffrey C. Walker           46     Director


------------

* These executive officers hold the same positions at Doane and Doane Pet Care Enterprises, Inc.

    Set forth below is a brief description of the business experience of the directors and executive officers of Doane and Doane Pet Care Enterprises, Inc. Each of the directors is elected to serve a three-year term. The terms of Messrs. Kelly, Finney and Walker expire in 2002. The terms of Messrs. Sherrill and Peets expire in 2003. The terms of Messrs. Cahill and Lori expire in 2004.

    George B. Kelly has served as Chairman of the Board of Doane since October 1995 and Chairman of the Board of Doane Pet Care Enterprises, Inc. since June 1995. Mr. Kelly is Chairman of Summit Capital Group, LLC, Summit Capital, Inc., and Jackson Products, Inc., and is a director of FS Strategies, Travis International, Switch & Data Facilities Company, Inc., Susser Holdings and other privately held companies.

    Douglas J. Cahill became Chief Operating Officer of Doane and Doane Pet Care Enterprises, Inc. in September 1997, began serving as President of Doane and Doane Pet Care Enterprises, Inc. in January 1998 and began serving as Chief Executive Officer of Doane and Doane Pet Care Enterprises, Inc. in July 1998. He has been a director of Doane and Doane Pet Care Enterprises, Inc. since September 1998 and currently serves as the Chairman of the Pet Food Institute. Prior to joining us, Mr. Cahill served as President of Olin Corporation's Winchester Division, Corporate Vice President of Olin Corporation and held various other positions with Olin Corporation during the period from July 1984 through September 1997.

    Philip K. Woodlief became Vice President, Finance and Chief Financial Officer of Doane and Doane Pet Care Enterprises, Inc. in June 2000 and served as Vice President, Finance for Doane from February 1999 to June 2000. Prior to joining us, Mr. Woodlief was an independent financial consultant from June 1998 to January 1999. From

April 1997 to May 1998, Mr. Woodlief was Vice President and Corporate Controller of Insilco Corporation, a diversified consumer and industrial products manufacturing company, and served as Corporate Controller of Insilco from January 1989 to April 1997.

    David L. Horton joined Doane in December 1997, began serving as Vice President and General Manager of North American Operations in June 2001, served as Vice President, Manufacturing, Engineering, and Quality from January 1999 to June 2001 and Vice President, Fulfillment from December 1997 to January 1999. Prior to joining us, Mr. Horton served as Vice President of Manufacturing and Engineering for Olin Corporation's Winchester Division and held various other positions with Olin Corporation from January 1984 to November 1997.

    Joseph J. Meyers became Chief Information Officer of Doane in August 1998, and began serving as Vice President Supply Chain, Quality in June 2001 and served as Vice President, Fulfillment from January 1999 to June 2001. Prior to joining us, Mr. Meyers held various information technology positions at Realtime Consulting, PricewaterhouseCoopers LLP and Olin Corporation from 1992 to 1998.

    Terry W. Bechtel joined Doane in June 1973 and began serving as Vice President, Wal*Mart in March 2000, served as Vice President, Co-Manufacturing (Sales) from November 1997 to March 2000, Vice President, Administration from March 1990 to November 1997 and Vice President, Sales from September 1976 through February 1990.

    Tonny F. Carstensen became Vice President and Managing Director of European Operations in June 2001. At that time, he also became Managing Director of our wholly-owned subsidiary, A/S Arovit Petfood. Mr. Carstensen joined Arovit in 1979 as Purchasing Manager, served as Logistic Director from 1992 to 1995 and from 1995 to June 2001 served as Director, and as a member of the Board of Directors of Arovit, with responsibility for purchasing, product development and logistics.

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

    Jerry W. Finney, Jr. became a director of Doane and Doane Pet Care Enterprises, Inc. in August 2001. He is a director of Credit Suisse First Boston, Inc. ("CSFB") and principal of DLJ Merchant Banking Partners. In November 2000, CSFB acquired Donaldson, Lufkin & Jenrette, Inc. ("DLJ"). Prior to the acquisition, Mr. Finney was a principal of Credit Suisse First Boston Equity Partners since May 2000. Previously, he was a Vice President in the Mergers & Acquisitions Group of CSFB from 1999 to 2000 and an associate from 1995 to 1999.

    Mathew J. Lori became director of Doane and Doane Pet Care Enterprises, Inc. in March 2001 and currently serves as a principal of J.P. Morgan Partners, LLC. Mr. Lori joined JPMorgan Partners in 1993 after completing his M.B.A. from Kellogg Graduate School of Management at Northwestern University. Prior to receiving his M.B.A., he worked in the Corporate Finance Group at Ernst & Young in Toronto. Mr. Lori is also a director of Berry Plastics Corporation.

    Terry R. Peets became a director of Doane and Doane Pet Care Enterprises, Inc., in October 2001. Mr. Peets is currently a consultant to JPMorgan Partners. Over the past 25 years, Mr. Peets has served as Chairman of Bruno's Supermarkets, Inc., Executive Vice President of Vons Grocery Company, Executive Vice President of Ralphs Grocery Company, and President and CEO of PIA Merchandising, Inc. Mr. Peets is a director of Diamond Brands, Inc., PSC, Inc., the Park City Group, the City of Hope and the Children's Museum of Orange County.

    Stephen C. Sherrill became a director of Doane and Doane Pet Care Enterprises, Inc. in August 1998. He has been a Managing Director of Bruckmann, Rosser, & Sherrill Co., Inc. since its formation in 1995. Bruckmann, Rosser, Sherrill & Co., Inc. is the management company for Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"). Mr. Sherrill previously served as a director of Windy Hill. Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 through 1994. Previously, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Sherrill is a director of Galey & Lord, Inc.,
B & G Foods, Inc., HealthPlus Corporation and Alliance Laundry Systems, L.L.C.

    Jeffrey C. Walker has been a director of Doane and Doane Pet Care Enterprises, Inc. since April 1996. Mr. Walker is Vice Chairman of JPMorgan Chase & Co. and has been Managing General Partner of JPMorgan Partners, the private equity investment arm of JP Morgan Chase & Co., since 1988 and a General Partner thereof since 1984. Mr. Walker is a director of 1-800-Flowers, Guitar Center, House of Blues, MetoKote and other privately held companies.

    Messrs. Peets, Sherrill and Walker serve on our Audit Committee, and Messrs. Cahill, Kelly and Walker serve on our Compensation Committee.

ITEM 11 -- EXECUTIVE COMPENSATION

    The following table sets forth information with respect to the Chief Executive Officer of Doane and the other four most highly compensated individuals serving as executive officers for the fiscal year ended December 29, 2001 who earned $100,000 or more in combined salary and bonus during such year (collectively, the "Named Executive Officers"):


                                                                                               Long-term
                                                                                             compensation
                                                                                               awards of
                                                             Annual compensation(1)            securities
                                                    ---------------------------------------    underlying
           Name and principal              Fiscal                              Other annual   options/SARS        All other
           position at Doane                year      Salary         Bonus     compensation       (#)            compensation
    -----------------------------------   -------   -----------    ---------  --------------  ------------   ---------------------
    Douglas J. Cahill                      2001     $400,000    $      --     $   --           298,000       $  7,006(2)(3)(4)
      President and Chief                  2000      400,000           --         --           158,500          7,656(2)(3)(4)
        Executive Officer                  1999      400,000      472,000         --           143,700          5,574(2)(3)
    Philip K. Woodlief                     2001      220,833           --         --           135,000          4,164(2)(3)(4)
      Vice President, Finance and          2000      175,000           --      5,600(5)         50,000         44,523(2)(3)(4)(6)(7)
        Chief Financial Officer            1999      153,854(8)    94,645         --            56,200         10,975(2)(3)(7)
    David L. Horton                        2001      200,000           --         --           135,000          6,782(2)(3)(4)
      Vice President and General Manager   2000      175,000           --         --            50,000          7,548(2)(3)(4)
        of North American Operations       1999      175,000      103,250         --            36,200          5,574(2)(3)
    Joseph J. Meyers                       2001      187,500           --         --           100,000          6,768(2)(3)(4)
      Vice President, Supply Chain,        2000      175,000           --         --            50,000          7,146(2)(3)(4)
        Quality and Chief Information      1999      165,007      103,250         --            31,200          5,199(2)(3)
          Officer
    Terry W. Bechtel                       2001      183,999           --         --            75,000        119,020(2)(3)(4)(9)
      Vice President, Wal*Mart             2000      168,000           --         --            21,200         72,978(2)(3)(4)(9)
                                           1999      168,000       99,120         --            21,200         21,174(3)(9)


------------

    (1) Amounts exclude perquisites and other personal benefits that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each executive officer.

    (2) Amounts include a company match and profit sharing contribution under the Doane Pet Care Retirement Savings Plan as follows: Mr. Cahill -- $5,400 in 1999, $5,650 in 2000 and $5,000 in 2001; Mr. Woodlief --
        $6,943 in 1999, $7,518 in 2000 and $2,250 in 2001; Mr. Horton -- $5,400
        in 1999, $5,650 in 2000 and $4,875 in 2001; Mr. Meyers -- $5,025 in
        1999, $5,248 in 2000 and $4,865 in 2001; and Mr. Bechtel -- $400 in
        2000.

    (3) Amounts include term life insurance premiums as follows: Mr. Cahill -- $174 in 1999 and $192 in 2000 and 2001; Mr. Woodlief -- $84 in 1999, $84
        in 2000 and $100 in 2001; Mr. Horton -- $174 in 1999, $84 in 2000 and
        $93 in 2001; Mr. Meyers -- $174 in 1999, $84 in 2000 and $89 in 2001;
        and Mr. Bechtel -- $174 in 1999, $84 in 2000 and $86 in 2001.

    (4) Amounts include disability insurance premiums in 2000 and 2001 of $1,814, respectively, each for Messrs. Cahill, Woodlief, Horton, Meyers; and Bechtel.

    (5) Amount includes reimbursement for the payment of taxes associated with relocation.

    (6) Amount includes bonus received in connection with the acquisition of Arovit in 2000 for Mr. Woodlief of $25,000.

    (7) Amounts include relocation expenses for Mr. Woodlief of $3,948 in 1999 and $10,107 in 2000.

    (8) Annual compensation amount for 1999 represents compensation for the portion of the year that Doane employed Mr. Woodlief.

    (9) Amount includes annual vested benefit under the non-qualified salary continuation agreement for Mr. Bechtel of $21,000 in 1999, $70,680 in 2000 and $117,120 in 2001.

EMPLOYMENT AND RETIREMENT AGREEMENTS

    We entered into employment agreements with Messrs. Cahill, Horton, Meyers and Bechtel effective January 1, 1998 and Mr. Woodlief effective February 15, 1999. The terms of their employment agreements are substantially similar except for salary and bonus amounts. Mr. Cahill's current base salary is $400,000 with a base bonus of 100% of base salary. Messrs. Woodlief and Horton each have current base salaries of $225,000 with base bonuses of 50% of base salary. Messrs. Meyers and Bechtel each have current base salaries of $200,000 with base bonuses of 50% of base salary. Earnings targets are established annually by our board of directors under our annual bonus program. Base bonuses are linked to achievement of targeted earnings. There is no cap on additional bonuses in the employment agreements. Each employment agreement provides for a term of two to three years with automatic one year extensions. The agreements are subject to early termination for cause without severance. The employment agreements for Messrs. Woodlief, Horton and Meyers provide (1) that terminations without cause entitle the executive to receive severance payments equal to two year's base salary and bonus and (2) for a two year non-competition agreement commencing upon termination for any reason. The employment agreements of Mr. Cahill and Mr. Bechtel contain similar provisions except that the severance and non-competition terms are three years and one year, respectively.

COMPENSATION OF DIRECTORS

    Terry R. Peets serves as an independent director of Doane and Doane Pet Care Enterprises, Inc. He was paid $5,000 in 2001 pursuant to an agreement in which he receives a $1,500 per month retainer fee and $2,000 for each board of directors meeting he attends. Pursuant to his agreement to become a director, Mr. Peets was also granted stock options covering 20,000 shares under the 1999 Stock Incentive Plan. These options have a "time-vesting" schedule pursuant to which one-third of the stock options will vest after each of the first three years following the grant date. No compensation was paid by us to our other directors.

STOCK OPTION PLANS

    Effective November 1, 1996, our parent adopted its 1996 Stock Option Plan, as amended. On July 14, 1999, our parent adopted the 1999 Stock Incentive Plan. In connection with the adoption of the 1999 Stock Incentive Plan, no new grants could be made under the 1996 Stock Option Plan. Effective October 31, 2001, our parent approved the "repricing" of all vested and unvested stock options under the 1996 Stock Option Plan and the 1999 Stock Incentive Plan that had an exercise price exceeding $2.50 per share. All such eligible stock options were given a new exercise price of $2.50 per share. However, because there was a change in the vesting of the stock options, with all eligible stock options being put on a new "time-vesting" schedule, the repricing involved a surrender of the eligible stock options in exchange for a grant of new stock options covering an equivalent number of shares at the new exercise price. Stock options covering 566,000 shares under the 1996 Stock Option Plan and stock options covering 950,300 shares under the 1999 Stock Incentive Plan were surrendered. Stock options covering a total of 1,516,300 shares were granted at the $2.50 per share exercise price, and all such grants were made under the 1999 Stock Incentive

Plan and are accounted for as variable plan awards. Since the fair value of our Parent's Class A common stock is less than $2.50 per share at December 29, 2001, no compensation expense for these variable awards has been recorded. Pursuant to the time-vesting schedule for the granted stock options, 50%
of an individual's stock options will vest two years after the grant date, 25% will vest after the third year, and the remaining 25% will vest after the fourth year. Generally, all stock options vest upon a change of control of our parent. Under the 1999 Stock Incentive Plan, 4,200,000 shares are authorized for issuance, and as of March 15, 2002, options covering 3,230,300 shares had been granted and remain outstanding.

STOCK OPTION GRANTS

    The following table sets forth certain information on options granted in fiscal 2001 under the 1999 Stock Incentive Plan to the Named Executive Officers.


                                                              Individual grants
                                 ---------------------------------------------------------------------------
                                  Number of securities      % of total            Exercise
                                   underlying options    options granted          price per      Expiration
           Name                      granted(1)(2)         to employees            share           date
    -------------------           ------------------      ----------------       ------------    -----------
    Douglas J. Cahill                   298,000             17.4%                   $2.50           2011
    Philip K. Woodlief                  135,000              7.9%                   $2.50           2011
    David L. Horton                     135,000              7.9%                   $2.50           2011
    Joseph J. Meyers                    100,000              5.8%                   $2.50           2011
    Terry W. Bechtel                     75,000              4.4%                   $2.50           2011


(1) The stock options granted to the Named Executive Officers under the 1999 Stock Incentive Plan were time-vesting options pursuant to which 50% of an individual's stock options will vest two years after the grant date, 25% will vest after the third year, and the remaining 25% will vest after the fourth year.

(2) Number of securities underlying options granted do not include repriced options in fiscal 2001 as follows: Mr. Cahill -- 602,200; Mr. Woodlief -- 106,200; Mr. Horton -- 146,200; Mr. Meyers -- 121,200; and Mr. Bechtel --
      42,400.

STOCK OPTION EXERCISES

    The following table sets forth certain information with respect to exercises of stock options during fiscal 2001 by the Named Executive Officers and the number of shares underlying unexercised stock options held by such officers as of December 29, 2001:

                                                                     Number of shares underlying
                                                  Shares                 unexercised options
                                                 acquired         ---------------------------------
             Name                               on exercise       Exercisable         Unexercisable
    -------------------------                 -------------       -----------         -------------
    Douglas J. Cahill                              --                    --             900,200
    Philip K. Woodlief                             --                    --             241,200
    David L. Horton                                --                    --             281,200
    Joseph J. Meyers                               --                    --             221,200
    Terry W. Bechtel                               --                79,601             165,799


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Douglas J. Cahill, our President and Chief Executive Officer, served as a member of our Compensation Committee in fiscal 2001.

OTHER COMPENSATORY ARRANGEMENTS

    401(k) Plans. We currently have two active plans. On January 1, 2000, we adopted the Doane Pet Care Retirement Savings Plan, which was formed through the merger of two predecessor plans. The merged plan was amended and restated and is intended to be a qualified plan under the Internal Revenue Code. The plan provides coverage for eligible employees and permits employee contributions from 1% to 15% of pre-tax earnings, subject to annual dollar limits set by the IRS. We match 50% of the first 6% of the participant's contribution with a provision for other contributions at the board of directors' discretion. Employer contributions are vested 25% per year for each full year of service.

    The Doane Pet Care Savings and Investment Plan -- Union Plan covers eligible union employees at the Joplin, Missouri and Muscatine, Iowa plants. This plan is intended to be a qualified retirement plan under the Internal Revenue Code and permits employee contributions between 1% and 15% of pre-tax earnings, subject to annual dollar limits set by the IRS, and provides for a variety of investment options.

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

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of our issued and outstanding shares of common stock are held by Doane Pet Care Enterprises, Inc. As of March 15, 2002 we had 1,200,000 shares of preferred stock issued and outstanding, 200,000 of which were held by JPMP and 1,000,000 of which were held by qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933. The following table sets forth certain information regarding the beneficial ownership of Doane Pet Care Enterprises, Inc.'s common stock as of March 15, 2002 by (i) each director; (ii) each Named Executive Officer; (iii) each person who is known by Doane to own beneficially 5% or more of the common stock of Doane Pet Care Enterprises, Inc.;
(iv) all parties to the investors' agreement as a group; and (v) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares indicated as owned by that person. Certain of Doane Pet Care Enterprises, Inc.'s principal stockholders are parties to the investors' agreement. See Item 13 -- "Certain Relationships and Related Transactions -- Investors' Agreement."


                                                                  Shares of common            Percent of outstanding
               Name of beneficial owner (1)                        Stock of DPCAC             common stock of DPCAC
         -------------------------------------------              ----------------            ----------------------
         JPMP (2)                                                     9,682,246                       35.0%
         BRS (3)                                                      6,162,868                       26.2
         DLJMB (4)                                                    4,866,356                       19.1
         Equus II Inc.                                                1,943,598                        9.3
         SCI (5)                                                      1,892,769                        9.0
         Laura Hawkins Mansur (6)                                     1,781,000                        8.5
         Bob L. Robinson (7)                                          1,181,546                        5.6
         PNC (8)                                                      1,111,304                        5.2
         Jeffrey C. Walker (2)                                        9,682,246                       35.0
         Stephen C. Sherrill (3)                                      6,162,868                       26.2
         Jerry W. Finney, Jr. (4)                                     4,866,356                       19.1
         George B. Kelly (5)                                          1,892,769                        9.0
         Mathew J. Lori (9)                                                  --                          *
         Terry R. Peets                                                      --                          *
         Douglas J. Cahill (10)                                         245,562                        1.2
         Philip K. Woodlief (10)                                         27,781                          *
         David L. Horton (10)                                            47,781                          *
         Joseph J. Meyers                                                    --                          *
         Terry W. Bechtel (10)                                          306,819                        1.5
         All parties to the investors' agreement as a group          33,590,352                       94.9
         All executive officers and
              directors as a group (14 persons)                      23,335,875                       66.7


----------

    * Represents less than one percent.

(1) The address of JPMP and Messrs. Walker and Lori is 1221 Avenue of the Americas, New York, New York 10020. The address of BRS and Mr. Sherrill is 126 East 56th Street, New York, New York 10022. The address of DLJMB and Mr. Finney is 11 Madison Avenue, 16th Floor, New York, New York 10010. The address of Equus II Inc. is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019. The address of SCI and Mr. Kelly is 600 Travis, Suite 6110, Houston, Texas 77002. The address of Mrs. Mansur is 5602 Indian Circle, Houston, Texas 77056. The address of Mr. Robinson is 8591 SE Highway 166, Baxter Springs, Kansas 66713. The address of PNC is 3150 CNG Tower, 625 Liberty Avenue, Pittsburgh, Pennsylvania 15222. The address of Mr. Peets is 327 Coral Avenue, Balboa Island, Newport Beach, California 92662. The address of Messrs. Cahill, Woodlief, Horton, Meyers and Bechtel is 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027.

(2) Amount represents shares held by JPMP and related parties. Of the 9,682,246 shares indicated as owned by JPMP, (i) 428,000 represent shares of Class A Common Stock; (ii) 2,560,093 represent shares of Class B Common Stock; and
     (iii) 6,694,153 are shares issuable within 60 days upon exercise of warrants. Mr. Walker, a director of Doane, serves as President of JPMP Capital Corp., the general partner of JPMP Master Fund Manager, L.P., the general partner of JPMP. As such, Mr. Walker may be deemed to beneficially own the shares indicated as owned by JPMP. Mr. Walker disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Exchange Act.

(3) Amount includes shares held by BRS and certain other entities and individuals affiliated with BRS. Of the 6,162,868 shares indicated as owned by BRS, (i) 3,585,822 represent shares of Class A Common Stock and (ii) 2,577,046 are shares issuable within 60 days upon exercise of warrants. Of the shares indicated as owned by BRS, (i) 60,617 shares of Class A Common Stock and (ii) 44,042 shares issuable within 60 days upon exercise of warrants are owned individually by Mr. Sherrill, a director of Doane. Mr. Sherrill may be deemed to beneficially own 5,924,484 shares beneficially owned by BRS and certain other entities and individuals affiliated with BRS. Mr. Sherrill disclaims beneficial ownership of 238,384 of such shares within the meaning of Rule 13d-3 of the Exchange Act.

(4) Amount represents shares held by DLJMB and related parties. Of the 4,866,356 shares held by DLJMB, (i) 351,428 represents shares of Class A common stock and (ii) 4,514,928 are shares issuable within 60 days upon the exercise of warrants. Of the shares indicated, 150,494 shares, 80,135 shares, 46,556 shares, 34,917 shares, 4,408 shares and 34,918 shares are held by DLJMB, DLJ International Partners, C.V., DLJ First ESC L.P., DLJ Merchant Banking Funding Inc., DLJ Offshore Partners C.V., and DLJ ESC II, L.P., respectively. Of the warrants indicated, warrants to purchase 2,126,748 shares, 950,960 shares, 524,444 shares, 857,640 and 55,136 shares are held by DLJMB, DLJ International Partners, C.V., DLJ First ESC L.P., DLJ Merchant Banking Funding, Inc. and DLJ Offshore Partners, C.V., respectively. In November 2000, CSFB acquired DLJ. DLJMB is a limited partnership, the general partner of which is DLJ Merchant Banking, Inc., an indirect affiliate of CSFB and Credit Suisse Group. Mr. Finney is a director of Doane and serves as a Principal of DLJMB and as such may be deemed to beneficially own such shares. Mr. Finney disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

(5) Amount includes shares held by SCI. Summit/DPC Partners, L.P. was dissolved in 2001 and all of the shares it held were distributed to its partners, including SCI. Mr. Kelly, a director of Doane, is Chairman of the Board and a stockholder of SCI. Mr. Kelly may be deemed to beneficially own the shares indicated. Mr. Kelly disclaims beneficial ownership of 24,006 shares within the meaning of Rule 13d-3 of the Exchange Act.

(6) Of the shares indicated as owned by Mrs. Mansur, 634,500 are held in the name of Mrs. Mansur's husband, Walid Mansur, 846,500 are owned by Mrs. Mansur and 300,000 are held in trust for their children.

(7) Of the shares indicated as owned by Mr. Robinson, 256,711 are held in Mr. Robinson's name, 560,000 are held in a limited partnership of which Mr. Robinson is the Managing Partner, 158,226 are held in trust for Mr. Robinson, 158,226 are held in trust for Mr. Robinson's wife, Jeanine L. Robinson, and 48,383 are held in Mrs. Robinson's name.

(8) Amount represents shares held by PNC Capital Corp. and related entities ("PNC"). Of the 1,111,304 shares indicated as owned by PNC, (i) 711,384 represent shares of Class A Common Stock; and (ii) 399,920 are shares issuable within 60 days upon the exercise of warrants.

(9) Amount excludes shares help by JPMP and related parties. Mr. Lori, a director of Doane, is a limited partner of JPMP Master Fund Manager, L.P., the general partner of JPMP. As such, Mr. Lori is not deemed to beneficially own the shares indicated as owned by JPMP.

(10) Amounts include shares which are issuable within 60 days upon exercise of warrants as follows:, Mr. Cahill -- 45,562; Mr. Woodlief -- 22,781; and Mr. Horton -- 22,781. In addition, amount includes 79,601 options which are exercisable within 60 days for Mr. Bechtel.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTORS' AGREEMENT

    Doane Pet Care Enterprises, Inc, Doane, SCI, JPMP and an affiliate thereof, DLJMB and certain of its affiliates, BRS and certain affiliated entities and individuals, all of the former stockholders of Windy Hill and certain other stockholders of Doane are parties to a Second Amended and Restated Investors' Agreement. The investors' agreement contains provisions concerning the governance of Doane Pet Care Enterprises, Inc. and Doane, restrictions on the transferability of the securities of Doane Pet Care Enterprises, Inc. and Doane and registration rights for such securities.

    The governance provisions of the investors' agreement provide that the boards of directors of Doane and Doane Pet Care Enterprises, Inc. both consist of seven members. At any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by JPMP (which, for the purposes of the investors' agreement, includes warrants on an as-if exercised basis) is 5% or more, JPMP will have the right to designate two individuals as directors. At any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by DLJMB is 5% or more, DLJMB will have the right to designate one individual as director. At any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by the former investors in Summit/DPC Partners, L.P. (including after its dissolution and the distribution of its shares) is 50% or more of the number of shares of common stock of Doane Pet Care Enterprises, Inc. it owned as of August 3, 1998, SCI will have the right to designate one individual as director. At any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by the Windy Hill investors is 50% or more of the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned by them as of August 3, 1998, BRS will have the right to designate one individual. Additionally, one designee as director shall be the Chief Executive Officer of Doane Pet Care Enterprises, Inc. and one will be an independent director designated by a majority of the board of directors.

SPONSOR FACILITY

    In March 2001, we refinanced $25.0 million of indebtedness under our senior credit facility with loans from shareholders of our parent and Messrs. Cahill, Woodlief and Horton, and certain other executive officers. The sponsor facility was used to pay down the senior credit facility. The sponsor facility is a senior unsecured loan bearing interest at 15.0%. Principal and accrued interest under the loan is due on March 15, 2007. Our senior credit facility restricts the payment of any interest or principal on the sponsor facility until the ratio of our Average Senior Debt to EBITDA, calculated on a pro forma basis giving effect to any such principal or interest payments, is no greater that 2.75 to
1.00 and we maintain at least $35.0 million of credit availability (the "Payment Test"). The sponsor facility requires that all unpaid interest and principal be paid at the end of each quarter in which the Payment Test is achieved, to the extent allowed by the senior credit facility. No payments were made in 2001 and we do not believe any payments will be made on the sponsor facility in 2002. Our parent issued warrants in connection with the sponsor facility that give the warrantholders the right to purchase 30.0% of the outstanding stock of our parent for a nominal amount.

TRANSACTIONS WITH DLJMB AND ITS AFFILIATES

    DLJMB and certain other entities affiliated with DLJMB and CSFB are the owners of 351,428 shares of common stock and warrants to purchase 4,514,928 shares of Doane Pet Care Enterprises, Inc. CSFB and its affiliates have received certain payments of fees, including fees for various investment banking and commercial banking services provided to us and to Doane Pet Care Enterprises, Inc. There are currently no agreements to make any such payments.

    DLJMB and certain other entities affiliated with DLJMB and CSFB are parties to the investors' agreement. In accordance with the investors' agreement, DLJMB has designated Mr. Finney to the board of directors of Doane and Doane Pet Care Enterprises, Inc.

TRANSACTIONS WITH SCI

    SCI and the other former partners of Summit/DPC Partners, L.P. are the owners of 5,382,272 shares of common stock of Doane Pet Care Enterprises, Inc. SCI has received certain payments of fees and reimbursements for out-of-pocket expenses. There are currently no agreements to make any such payments.

    SCI and the other former partners of Summit/DPC Partners, L.P. are parties to the investors' agreement. In accordance with the investors' agreement, SCI has designated Mr. Kelly to the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

TRANSACTIONS WITH JPMP AND AFFILIATES

    JPMP is an affiliate of JPMorgan Chase Bank ("Chase"). JPMP and an affiliate of JPMP own:

    -   200,000 shares of our preferred stock;

    - 428,000 shares of Class A Common Stock of Doane Pet Care Enterprises, Inc. and 2,560,093 shares of Class B (non-voting) Common Stock of Doane Pet Care Enterprises, Inc.; and

    - warrants to purchase 6,694,153 shares of common stock of Doane Pet Care Enterprises, Inc.

    Chase and its affiliates perform various investment banking and commercial banking services from time to time for Doane and its affiliates. Chase serves as an agent bank and a lender to Doane under the senior credit facility. Since the beginning of fiscal 2001 through March 28, 2002, Chase and its affiliates have received a total of $1.0 million for acting in the foregoing capacities, excluding interest and other charges earned by all lenders under our senior credit facility.

    JPMP is a party to the investors' agreement. In accordance with the investors' agreement, JPMP has designated Messrs. Walker and Lori to the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    (1) Financial Statements

    (3) Exhibits

    The following exhibits are filed as part of this report:


      Exhibit
      Number                               Description
      ------                               -----------
        3.1     --  Certificate of Incorporation of Doane Pet Care Company
                    (incorporated by reference to Exhibit 3.1 to Doane Pet Care
                    Company's Registration Statement on Form S-1, Reg. No.
                    33-98110 (the "Form S-1"))

       *3.2     --  Certificate of Designations, Preferences and Rights of
                    14.25% Senior Exchangeable Preferred Stock due 2007, dated
                    October 4, 1995

        3.3     --  Certificate of Amendment to Certificate of Incorporation of
                    Doane Pet Care Company dated February 4, 1998 (incorporated by reference to Exhibit 3.2 to Doane Pet Care Company's Annual
                    Report on Form 10-K for the year ended December 31, 1997
                    (the "1997 Form 10-K"))

       *3.4     --  Certificate of Amendment to Certificate of Incorporation of
                    Doane Pet Care Company dated November 10, 1998

       *3.5     --  Certificate of Amendment of Certificate of Designations,
                    Preferences and Rights of 14.25% Senior Exchangeable
                    Preferred Stock due 2007 dated November 11, 1998

       *3.6     --  Amended and Restated Bylaws of Doane Pet Care Company

        4.1     --  Indenture dated November 12, 1998 between Doane Pet Care
                    Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 of Doane Pet Care Enterprises, Inc.'s
                    Registration Statement on Form S-1, Reg. No. 333-61027
                    ("Enterprises' Form S-1"))

        4.2     --  Registration Agreement among Doane Pet Care Company,
                    Donaldson, Lufkin & Jenrette Securities Corporation and Chase
                    Securities Inc. dated November 12, 1998 (incorporated by reference to Exhibit 4.2 to Doane Pet Care Company's
                    Registration Statement on Form S-4, Reg. No. 333-70759 (the
                    "Form S-4"))

        9.1     --  Second Amended and Restated Investors' Agreement dated as of
                    March 26, 2001 among Doane Pet Care Company, Doane Pet Care
                    Enterprises, Inc., Summit Capital Inc., Summit/DPC Partners
                    Inc., J.P. Morgan Partners (BHCA), L.P., Baseball Partners,
                    DLJ Merchant Banking Partners, L.P., DLJ International
                    Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                    Banking Funding, Inc., DLJ First ESC, L.P., Bruckmann,
                    Rosser, Sherrill & Co., L.P., PNC Capital Corp., and certain other persons name therein (incorporated by reference to Exhibit 9.1 to Doane Pet Care Company's Annual Report on
                    Form 10-K/A for the year ended December 30, 2000 (the "2000
                    Form 10-K/A"))


       Exhibit
       Number                               Description
       ------                               -----------
        +10.1   --  Employment Agreement dated January 1, 1998, between Doane Pet
                    Care Company and Douglas J. Cahill (incorporated by reference to
                    Exhibit 10.3 to the 1997 Form 10-K)

        +10.2   --  Employment Agreement dated February 15, 1999, between Doane
                    Pet Care Company and Philip K. Woodlief (incorporated by
                    reference to Exhibit 10.14 to Enterprises' Form S-1)

        +10.3   --  First Amendment to Employment Agreement dated as of January
                    1, 2001, between Doane Pet Care Company and Philip K. Woodlief
                    (incorporated by reference to Exhibit 10.4 to the 2000 Form
                    10-K/A)

        +10.4   --  Employment Agreement dated January 1, 1998, between Doane Pet
                    Care Company and David L. Horton (incorporated by reference to
                    Exhibit 10.6 to the Form S-4)

        +10.5   --  First Amendment to Employment Agreement dated as of January
                    1, 2001, between Doane Pet Care Company and David L. Horton
                    (incorporated by reference to Exhibit 10.6 to the 2000 Form
                    10-K/A)

        +10.6   --  Employment Agreement dated August 17, 1998 between Doane Pet
                    Care Company and Joseph J. Meyers (incorporated by reference to
                    Exhibit 10.7 to the 2000 Form 10-K/A)

        +10.7   --  First Amendment to Employment Agreement dated as of January
                    1, 2001, between Doane Pet Care Company and Joseph J. Meyers
                    (incorporated by reference to Exhibit 10.8 to the 2000 from
                    10-K/A)

        +10.8   --  Employment Agreement dated January 1, 1998 between Doane Pet
                    Care Company and Terry W. Bechtel (incorporated by reference to
                    Exhibit 10.5 to the 1997 Form 10-K)

        +10.9   --  Doane Pet Care Enterprises Inc.'s, 1996 Stock Option Plan
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

        +10.12  --  Doane Pet Care Enterprises, Inc.'s 1999 Stock Incentive Plan
                    (incorporated by reference to Exhibit 10.10 to Doane Pet Care
                    Company's Annual Report on Form 10-K for the fiscal year ended
                    January 1, 2000)

        10.13   --  Amended and Restated Credit Agreement dated as of May 8, 2000 among Doane Pet Care Company, as borrower, The Chase Manhattan
                    Bank, as administrative agent, DLJ Capital Funding, Inc, as syndication agent, and Firstar Bank, N.A., as documentation agent, and the banks named therein (incorporated by reference to
                    Exhibit 10.1 to Doane Pet Care Company's Quarterly Report on
                    Form 10-Q for the quarterly period ended July 1, 2000)



        Exhibit
        Number                               Description
        ------                               -----------
        10.14   --  Amendment No. 1 to Amended and Restated Credit Agreement
                    dated as of March 26, 2001 among Doane Pet Care Company, as borrower, The Chase Manhattan Bank, as administrative agent,
                    DLJ Capital Funding, Inc, as syndication agent, and Firstar
                    Bank, N.A., as documentation agent and the banks named therein
                    (incorporated by reference to Exhibit 10.14 to the 2000 Form
                    10-K/A)

        *10.15  --  Amendment No. 2 to Amended and Restated Credit Agreement
                    dated as of March 22, 2002 among Doane Pet Care Company, as borrower, JPMorgan Chase Bank, as administrative agent, Wachovia
                    Bank N.A., as co-agent, J.P. Morgan Securities Inc., as lead arranger, Wachovia Bank N.A. and Danske Bank A/S, as
                    co-arrangers, and the banks named therein

        10.16   --  Loan and Warrant Agreement dated as of March 26, 2001 among
                    Doane Pet Care Enterprises, Inc., Doane Pet Care Company and
                    each of the lenders named therein (incorporated by reference to
                    Exhibit 10.15 to the 2000 Form 10-K/A)

        *21.1   --  List of Subsidiaries of Doane Pet Care Company

        *23.1   --  Consent of KPMG LLP

----------

* Filed herewith

+ Management contracts or compensatory plans or arrangements.

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DOANE PET CARE COMPANY

                                        By:  /s/ PHILIP K. WOODLIEF
                                        -----------------------------------
                                             Philip K. Woodlief
                                        Vice President, Finance and Chief
                                              Financial Officer


                                        By:  /s/ STEPHEN P. HAVALA
                                        -----------------------------------
                                            Stephen P. Havala
                                           Corporate Controller and
                                         Principal Accounting Officer

Date:  March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant and in the capacities and on the dates indicated.



                  Signature                            Title                                Date
-------------------------------------   ---------------------------------------       -----------------
          /s/ GEORGE B. KELLY           Chairman of the Board and Director              March 29, 2002
-------------------------------------
            George B. Kelly

         /s/ DOUGLAS J. CAHILL          Chief Executive Officer, President and          March 29, 2002
-------------------------------------     Director (Principal Executive Officer)
           Douglas J. Cahill

        /s/ PHILIP K. WOODLIEF          Vice President, Finance and Chief Financial     March 29, 2002
-------------------------------------      Officer (Principal Financial Officer)
          Philip K. Woodlief

       /s/ JERRY W. FINNEY, JR.         Director                                        March 29, 2002
-------------------------------------
         Jerry W. Finney, Jr.

          /s/ MATHEW J. LORI            Director                                        March 29, 2002
-------------------------------------
            Mathew J. Lori

          /s/ TERRY R. PEETS            Director                                        March 29, 2002
-------------------------------------
            Terry R. Peets

        /s/ STEPHEN C. SHERRILL         Director                                        March 29, 2002
-------------------------------------
          Stephen C. Sherrill

         /s/ JEFFREY C. WALKER          Director                                        March 29, 2002
-------------------------------------
            Jeffrey C. Walker

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                              FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Independent Auditors' Report                                                           F-2

Consolidated Balance Sheets as of December 30, 2000 and December 29, 2001              F-3

Consolidated Statements of Income for the years ended January 1, 2000,
    December 30, 2000 and December 29, 2001                                            F-4

Consolidated Statements of Stockholder's Equity and Comprehensive Income for
    the years ended January 1, 2000, December 30, 2000 and December 29, 2001           F-5

Consolidated Statements of Cash Flows for the years ended January 1, 2000,
    December 30, 2000 and December 29, 2001                                            F-6

Notes to Consolidated Financial Statements                                             F-7

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Doane Pet Care Company

    We have audited the accompanying consolidated balance sheets of Doane Pet Care Company and subsidiaries as of December 30, 2000 and December 29, 2001 and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for the years ended January 1, 2000, December 30, 2000 and December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doane Pet Care Company and subsidiaries at December 30, 2000 and December 29, 2001 and the results of its operations and its cash flows for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


                                         /s/ KPMG LLP

Houston, Texas
March 22, 2002

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)



                                                                           December 30,      December 29,
                                                                               2000              2001
                                                                           ------------      ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                $   3,158         $   6,032
    Accounts receivable, net                                                   125,135           120,760
    Inventories, net                                                            73,013            54,841
    Deferred tax asset                                                          12,841            10,115
    Prepaid expenses and other current assets                                    5,796             5,469
                                                                             ---------         ---------
      Total current assets                                                     219,943           197,217

Property, plant and equipment, net                                             284,705           249,379
Goodwill and other intangible assets, net                                      364,108           347,081
Other assets                                                                    38,306            42,868
                                                                             ---------         ---------
      Total assets                                                           $ 907,062         $ 836,545
                                                                             =========         =========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt                                     $  29,826         $  28,488
    Accounts payable                                                           110,696            64,013
    Accrued liabilities                                                         53,609            57,721
                                                                             ---------         ---------
      Total current liabilities                                                194,131           150,222

Long-term debt, excluding current maturities                                   543,339           559,335
Other long-term liabilities                                                      8,098            10,805
Deferred tax liability                                                          35,408            12,585
                                                                             ---------         ---------
      Total liabilities                                                        780,976           732,947
                                                                             ---------         ---------

Senior Preferred Stock, 3,000,000 shares authorized, 1,200,000 shares
    issued and outstanding                                                      55,205            65,672
                                                                             ---------         ---------

Commitments and contingencies

Stockholder's equity:
    Common stock, $0.01 par value; 1,000 shares authorized,
      issued and outstanding                                                        --                --
    Additional paid-in-capital                                                 107,280           115,655
    Accumulated other comprehensive income (loss)                                1,318            (7,607)
    Accumulated deficit                                                        (37,717)          (70,122)
                                                                             ---------         ---------
      Total stockholder's equity                                                70,881            37,926
                                                                             ---------         ---------
      Total liabilities and stockholder's equity                             $ 907,062         $ 836,545
                                                                             =========         =========




          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                       Years ended
                                                                      --------------------------------------------
                                                                      January 1,       December 30,    December 29,
                                                                         2000              2000            2001
                                                                      ----------       ------------    ------------
Net sales                                                              $ 754,343        $ 875,761        $ 895,830
Cost of goods sold                                                       579,124          687,799          749,092
                                                                       ---------        ---------        ---------
      Gross profit                                                       175,219          187,962          146,738
Operating expenses:
    Promotion and distribution                                            42,306           52,285           58,993
    Selling, general and administrative                                   40,912           50,507           47,193
    Amortization of intangibles                                           10,357           12,779           13,743
    Non-recurring expenses                                                 2,539           28,639            8,655
                                                                       ---------        ---------        ---------
      Income from operations                                              79,105           43,752           18,154
Interest expense, net                                                     39,739           51,223           57,020
Other income, net                                                         (1,201)          (1,732)            (757)
                                                                       ---------        ---------        ---------

      Income (loss) before income taxes and cumulative effect
          of a change in accounting principle                             40,567           (5,739)         (38,109)
Income tax expense (benefit)                                              16,858             (854)         (16,171)
                                                                       ---------        ---------        ---------

      Income (loss) before cumulative effect of a change in
          accounting principle                                            23,709           (4,885)         (21,938)
Cumulative effect at adoption on January 1, 1999 of
    a change in accounting for commodity derivative instruments,
    net of income tax benefit of $1,440                                   (2,263)              --               --
                                                                       ---------        ---------        ---------

      Net income (loss)                                                   21,446           (4,885)         (21,938)
Preferred stock dividends and accretion                                   (8,173)          (9,240)         (10,467)
                                                                       ---------        ---------        ---------
      Net income (loss) available to common shares                     $  13,273        $ (14,125)       $ (32,405)
                                                                       =========        =========        =========

Basic and diluted net income (loss) per common share:
    Income (loss) from continuing operations                           $  15,536        $ (14,125)       $ (32,405)
    Cumulative effect of accounting change                                (2,263)              --               --
                                                                       ---------        ---------        ---------
      Net income (loss) per common share                               $  13,273        $ (14,125)       $ (32,405)
                                                                       =========        =========        =========

Basic and diluted weighted-average common
    shares outstanding                                                     1,000            1,000            1,000
                                                                       =========        =========        =========




          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND
                              COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                         Accumulated
                                                      Common stock         Additional       other
                                                  ---------------------      paid-in    comprehensive   Accumulated
                                                  Shares        Amount       capital    income (loss)     deficit         Total
                                                  ------       --------    ----------   -------------   -----------      --------
Balances at December 31, 1998                      1,000       $     --      $105,670      $    489       $(36,865)      $ 69,294
Comprehensive income:
   Net income                                         --             --            --            --         21,446         21,446
   Foreign currency translation, net                  --             --            --        (1,714)            --         (1,714)
   Unrealized gain,
     net of deferred tax expense of $682              --             --            --         1,055             --          1,055
                                                                                                                         --------
       Total comprehensive income                                                                                          20,787
                                                                                                                         --------
Preferred stock dividends                             --             --            --            --         (7,096)        (7,096)
Accretion of preferred stock                          --             --            --            --         (1,077)        (1,077)
Parent capital contribution                           --             --         1,038            --             --          1,038
                                                   -----       --------      --------      --------       --------       --------
Balances at January 1, 2000                        1,000       $     --      $106,708      $   (170)      $(23,592)      $ 82,946
Comprehensive loss:
   Net loss                                           --             --            --            --         (4,885)        (4,885)
   Foreign currency translation, net                  --             --            --         2,260             --          2,260
   Unrealized loss,
      net of deferred tax benefit of $600             --             --            --          (772)            --           (772)
                                                                                                                         --------
        Total comprehensive loss                                                                                           (3,397)
                                                                                                                         --------
Preferred stock dividends                             --             --            --            --         (8,163)        (8,163)
Accretion of preferred stock                          --             --            --            --         (1,077)        (1,077)
Parent capital contribution                           --             --           572            --             --            572
                                                   -----       --------      --------      --------       --------       --------
Balances at December 30, 2000                      1,000       $     --      $107,280      $  1,318       $(37,717)      $ 70,881
Comprehensive loss:
   Net loss                                           --             --            --            --        (21,938)       (21,938)
   Foreign currency translation, net                  --             --            --        (7,352)            --         (7,352)
   Unrealized holding loss,
      net of deferred tax benefit of $1,196           --             --            --        (1,573)            --         (1,573)
                                                                                                                         --------
        Total comprehensive loss                                                                                          (30,863)
                                                                                                                         --------
Preferred stock dividends                             --             --            --            --         (9,390)        (9,390)
Accretion of preferred stock                          --             --            --            --         (1,077)        (1,077)
Parent capital contribution                           --             --         8,375            --             --          8,375
                                                   -----       --------      --------      --------       --------       --------
Balances at December 29, 2001                      1,000       $     --      $115,655      $ (7,607)      $(70,122)      $ 37,926
                                                   =====       ========      ========      ========       ========       ========






          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         Years ended
                                                                          -----------------------------------------
                                                                          January 1,     December 30,   December 29,
                                                                             2000           2000            2001
                                                                          ---------      ------------   ------------
Cash flows from operating activities:
    Net income (loss)                                                      $ 21,446       $  (4,885)      $(21,938)
    Items not requiring (providing) cash:
      Depreciation                                                           15,726          23,555         27,687
      Amortization of intangibles                                            10,357          12,779         13,743
      Deferred income tax expense (benefit)                                  15,501          (1,780)       (18,082)
      Non-cash interest expense                                               1,915           2,368          5,844
      Equity in joint ventures                                               (1,075)           (895)          (788)
      Cumulative effect of accounting change                                  2,263              --             --
      Plant closures and Project Focus                                           --          15,337          8,866
      Net loss on divestitures                                                   --              --          4,660
      Other non-cash charges (credits), net                                  (3,504)           (998)           500
      Changes in current assets and liabilities (excluding
        amounts acquired):
             Accounts receivable                                             27,660         (31,300)          (661)
             Inventories                                                     (3,275)         (4,103)         5,112
             Prepaid expenses and other current assets                       (5,174)           (960)           154
             Accounts payable                                               (10,805)         27,626        (44,479)
             Accrued liabilities                                            (11,097)          8,644         (4,554)
                                                                           --------       ---------       --------
                  Net cash provided by (used in) operating activities        59,938          45,388        (23,936)
                                                                           --------       ---------       --------

Cash flows from investing activities:
    Capital expenditures                                                    (26,668)        (35,347)       (17,316)
    Proceeds from sale of assets                                                 --              --         20,884
    Acquisition related payments, net of cash received                       (6,063)       (145,764)            --
    Other, net                                                               (1,727)           (205)        (2,102)
                                                                           --------       ---------       --------
                  Net cash provided by (used in) investing activities       (34,458)       (181,316)         1,466
                                                                           --------       ---------       --------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit agreements           (22,000)         (2,400)        30,400
    Proceeds from issuance of long-term debt                                  4,913         159,007         17,511
    Principal payments on long-term debt                                    (13,772)        (22,706)       (27,925)
    Payments for debt issuance costs                                             --          (2,501)        (2,928)
    Industrial development revenue bonds financing                            8,730              --             --
    Parent capital contribution                                                 598             572          8,375
                                                                           --------       ---------       --------
                  Net cash provided by (used in) financing activities       (21,531)        131,972         25,433

Effect of exchange rate changes on cash and
    cash equivalents                                                           (104)            (80)           (89)
                                                                           --------       ---------       --------
                  Increase (decrease) in cash and cash equivalents            3,845          (4,036)         2,874

Cash and cash equivalents, beginning of year                                  3,349           7,194          3,158
                                                                           --------       ---------       --------
Cash and cash equivalents, end of year                                     $  7,194       $   3,158       $  6,032
                                                                           ========       =========       ========





          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    Doane Pet Care Company ("Company" or "Doane") is a wholly-owned subsidiary of Doane Pet Care Enterprises, Inc. ("Parent" or "Enterprises"). The Company is a leading global provider of pet food, primarily private label, with 31 combined manufacturing and distribution facilities in the United States and Europe. The Company manufactures pet food products primarily for dogs and cats, including dry, wet, semi-moist, soft dry, soft treats and biscuits, to retailers of all types. The Company also operates a machine shop and a structural steel fabrication plant that sells to third parties and supports the Company's facilities.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's 50% joint venture investments are accounted for under the equity method. Equity from the joint venture investments is recorded in other income, net in the accompanying consolidated statements of income.

52-53 Week Fiscal Year

    Effective January 1, 1999, the Company changed its fiscal year so that it ends on the Saturday nearest to the end of December; and therefore, fiscal 1999, 2000 and 2001 ended on January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

Reclassifications

    Certain fiscal 1999 and 2000 amounts have been reclassified to conform with fiscal 2001 presentation.

Use of Estimates

    In conformity with accounting principles generally accepted in the United States of America, preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements; and therefore, actual results could ultimately differ from those estimates.

Cash and Cash Equivalents

    Cash and cash equivalents include all liquid investments with original maturities of three months or less. The Company reduces cash and cash equivalents for outstanding checks when the Company's net cash balance with the same bank is positive at the end of the period and classifies outstanding checks, net of cash, in accounts payable when the Company's net cash balance with the same bank is negative at the end of the period.

Accounts Receivable

    Accounts receivable are stated at net realizable value through recording allowances for deductions, doubtful accounts and cash discounts. The Company had accounts receivable allowances of $6.4 million and $8.6 million at December 30, 2000 and December 29, 2001, respectively.

    The Company extends unsecured credit in the form of accounts receivable, principally to retailers and national branded companies throughout the United States and Europe, with credit extended to one customer approximating 47% and 45% of accounts receivable, net, at December 30, 2000 and December 29, 2001, respectively.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

Inventories

    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are stated net of a valuation allowance for obsolescence of $2.5 million and $7.6 million at December 30, 2000 and December 29, 2001, respectively, primarily for packaging inventories. The Company estimates its obsolescence reserve based on specific identification of obsolete SKUs or potential SKUs to be rationalized with the estimate taking into account both the probability and timing of rationalization.

Property, Plant and Equipment

    Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of 20 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment.

Goodwill and Other Intangible Assets

    Goodwill has been recorded under the purchase accounting method to represent the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Other intangible assets consist of trademarks. Through December 29, 2001, the Company amortized goodwill over 20 and 40 years and trademarks over 30 years using the straight-line method. The recovery of the carrying value of goodwill and other intangible assets is periodically evaluated for impairment in relation to the operating performance and expected future operating cash flows of the Company on an undiscounted basis. If the carrying value of such assets exceeds the expected undiscounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount of the acquired net assets exceeds the fair value, which is calculated using expected discounted future operating cash flows. See "Recently Issued Accounting Pronouncements."

Financial Instruments

    The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates book value. The fair value of long-term debt is based upon market value, if traded, or discounted at the estimated rate the Company would currently incur on similar debt. See Note 10 -- "Fair Value of Financial Instruments."

Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities. The differences are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

Revenue Recognition

    Revenue is recognized at the time the product is shipped. Sales are recorded net of discounts, volume-based rebates, returns and allowances.

    In fiscal 2001, the Company adopted Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 01-9") which provides guidance on when to record certain sales incentives as well as the classification of certain sales incentives in the statement of income. As a result of adopting EITF 01-9, the Company records volume-based rebates and certain sales incentives as a component of net sales and free-goods promotions as a component of cost of goods sold. Prior to adopting EITF 01-9, the Company recorded these costs as a component of promotion and distribution expense. All prior periods presented in the statements of income have been reclassified for consistency with the fiscal 2001 presentation. See Note 25 -- "Quarterly Financial Data and Promotional Accounting Reclassification (Unaudited)."

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

Promotion and Distribution

    Promotion and distribution expenses are primarily promotions, freight, brokerage fees, and warehousing expenses. Distribution expenses were $24.0 million, $31.2 million and $34.7 million in fiscal 1999, 2000 and 2001, respectively.

Commodity Derivative Instruments

    The Company manages its commodity price risk associated with market fluctuations by using derivative instruments for portions of its corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. During the term of the contract, the Company balances positions daily with cash payments to or from the exchanges. At the termination of a contract, the Company has the ability to settle financially or by exchange for the physical commodity, in which case, the Company exchanges the contract against the acquisition of the physical commodity. The Company's policy does not permit speculative commodity trading. All changes in the fair value of the Company's commodity derivative instruments are included in cost of goods sold in the accompanying consolidated statements of income.

Interest Rate Swap and Cap Contracts

    The Company periodically uses interest rate swap and cap contracts to limit its exposure to the interest rate risk associated with its floating rate debt. The Company's policy does not permit speculative trading related to its debt. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contracts. Since adoption of SFAS 133 on January 1, 1999, the Company's interest rate swap contracts have been designated as cash flow hedges with changes in fair value recognized in accumulated other comprehensive income
(loss) in the accompanying consolidated financial statements. Amounts received or paid under interest rate swap contracts and gains and losses on interest rate cap contracts are recorded as interest income (expense) in the accompanying consolidated statements of income.

Foreign Currency Derivative Instruments

    The Company has entered into various foreign currency forward contracts to manage its exposure to exchange rate fluctuations on foreign currency transactions. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contracts. In accordance with SFAS 133, gains and losses on foreign currency forward contracts are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

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

Foreign Currency Gains and Losses

    The Company's foreign-owned assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the balance sheet dates. Results of foreign operations have been translated using the average exchange rate during the periods of operation presented in the accompanying consolidated statements of income. The translation adjustment for the Company's net investment in foreign operations has been recognized as a component of accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. Foreign currency transaction gains and losses are recognized in the accompanying consolidated statements of income as they occur.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

Net Income (Loss) Per Common Share

    Basic net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding during the period after adjusting net income (loss) for unpaid cumulative preferred stock dividends and the accretion of the preferred stock. Diluted net income (loss) per common share is the same as basic net income (loss) per common share as no common stock equivalents exist.

Recently Issued Accounting Pronouncements

    In July 2001, the FASB issued Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS 142") which became effective for the Company as of the beginning of fiscal 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. SFAS 142 will result in the elimination of annual amortization expense related to goodwill of approximately $10.0 million, or $7.5 million net of income tax benefit; however, the impact of related impairment, if any, on the Company's financial position or results of operations has not yet been determined.

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

(3) ACQUISITIONS

Larkshall Acquisition

    On October 14, 1999, the Company acquired all of the assets of the Larkshall Extrusions ("Larkshall") division of Buxted Chicken Limited for approximately $5.0 million in cash. Larkshall is a manufacturer of a complete range of dry pet foods located in the United Kingdom. This acquisition was accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired. The results of operations for Larkshall have been included in the accompanying consolidated statements of income since October 14, 1999.

Arovit Acquisition

    On May 10, 2000, the Company acquired A/S Arovit Petfood ("Arovit"), headquartered in Esbjerg, Denmark, for approximately $144.4 million and assumed indebtedness, net of cash, of approximately $11.8 million. Arovit manufactures and sells throughout Europe a full range of pet food products for dogs and cats, including wet, dry and treats, primarily through private label programs. This acquisition was accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. In connection with the purchase of Arovit, the Company recorded $72.7 million of goodwill and trademarks that were amortized over 40 years through December 29, 2001 and $9.4 million of other identifiable assets that are being amortized over 5 to 30 years. Additionally, the Company is depreciating acquired property, plant and equipment of $69.2 million over the remaining useful lives ranging from 5 to 30 years. The Company financed this acquisition through an amendment to its existing credit facilities that included Euro 82.0 million ($73.7 million) of new Euro Tranche A loans with the remainder being an incremental Tranche B loan. The Euro-denominated debt has been designated as a hedge of the foreign currency exposure inherent in the Company's net investment in Arovit. Changes in the fair value of this Euro-denominated debt due to fluctuations in the Euro to U.S. dollar exchange rate have been recognized in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

    Set forth below is certain unaudited pro forma consolidated financial information of the Company for the year ended December 30, 2000 that has been adjusted to reflect the Company's acquisition of Arovit as if such transaction occurred at January 2, 2000 (in thousands, except per share amounts):

                                                              Year ended
                                                             December 30,
                                                                2000
                                                             ------------
          Net sales                                           $ 926,184
          Net loss                                               (6,893)
          Basic and diluted net loss per common share           (16,133)

    The pro forma financial data above is based on certain assumptions and estimates; and therefore, does not purport to be indicative of the results that would actually have been obtained had the acquisition of Arovit been completed as of such dates or indicative of future financial position and results of operations.

(4) DIVESTITURES

    On April 27, 2001, the Company sold its Perham, Minnesota dry dog and cat food facility and related assets, including the Tuffy's brand, for $7.0 million. On May 3, 2001, the Company sold its Deep Run domestic wet pet food business and related assets, other than real estate, for $13.9 million (collectively, the "Divestitures.") The Company recognized a $4.7 million net loss on the sale of these businesses. In addition, the Company recognized $2.0 million of severance costs for the elimination of certain corporate positions following the Divestitures. These charges are recorded in fiscal 2001 non-recurring expenses in the accompanying consolidated statements of income. See Note 16 -- "Non-Recurring and Project Focus Implementation Expenses."

(5) INVENTORIES

    A summary of inventories, net of valuation allowance, follows (in thousands):

                                              December 30,    December 29,
                                                 2000            2001
                                              -----------     -----------
          Raw materials                         $18,889         $12,312
          Packaging materials                    25,142          16,139
          Finished goods                         28,982          26,390
                                                -------         -------
               Total                            $73,013         $54,841
                                                =======         =======

(6) PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment follows (in thousands):

                                              December 30,    December 29,
                                                 2000            2001
                                              -----------     -----------
          Land                                 $  10,732       $  10,788
          Buildings and improvements              87,543          84,991
          Machinery and equipment                234,181         219,367
          Construction in progress                22,613           6,710
                                               ---------       ---------
                                                 355,069         321,856
          Less accumulated depreciation          (70,364)        (72,477)
                                               ---------       ---------
               Total                           $ 284,705       $ 249,379
                                               =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of goodwill and other intangible assets follows (in thousands):

                                                  December 30,    December 29,
                                                     2000            2001
                                                  -----------     -----------
         Goodwill                                  $ 327,837       $ 323,216
         Trademarks                                   68,597          66,000
                                                   ---------       ---------
                                                     396,434         389,216
         Less accumulated amortization               (32,326)        (42,135)
                                                   ---------       ---------
              Total                                $ 364,108       $ 347,081
                                                   =========       =========

(8) ACCRUED LIABILITIES

    A summary of accrued liabilities follows (in thousands):

                                                       December 30,  December 29,
                                                          2000          2001
                                                       -----------   -----------
         Rebates and promotions                          $15,770      $12,547
         Salaries and commissions                         12,156        7,708
         Derivative instruments                              970       12,710
         Plant closure costs                               6,451        4,818
         Acquisition costs                                 2,462          428
         Interest                                          6,458        6,367
         Healthcare costs and workers' compensation        3,058        4,232
         Real estate, franchise and income taxes           3,307        2,359
         Other                                             2,977        6,552
                                                         -------      -------
              Total                                      $53,609      $57,721
                                                         =======      =======

(9) LONG-TERM DEBT

    A summary of long-term debt follows (in thousands):

                                                  December 30,    December 29,
                                                      2000           2001
                                                  -----------     -----------
         Bank revolving credit facility            $   7,600       $  38,000
         Bank term loans                             376,180         352,804
         Sponsor facility                                 --          16,777
         Senior subordinated notes                   147,712         148,071
         Industrial development revenue bonds         14,449          14,461
         Debt of foreign subsidiaries                 27,224          17,710
                                                   ---------       ---------
                                                     573,165         587,823
         Less current maturities                     (29,826)        (28,488)
                                                   ---------       ---------
              Total                                $ 543,339       $ 559,335
                                                   =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

Bank Loans

    In May 2000, the Company entered into a new senior credit facility with a syndicate of banks and other institutional investors, as lenders, and JPMorgan Chase Bank, as administrative agent, as amended in March 2001 and 2002 (the "Amended Credit Facility"). The Amended Credit Facility provides for total commitments of a Euro 75.4 million term loan facility (the "Euro Term Loan Facility") and $361.0 million, consisting of a $286.0 million term loan facility (the "USD Term Loan Facility") and a $75.0 million revolving credit facility (the "Revolving Credit Facility"), with a $20.0 million sub-limit for issuance of letters of credit of which $2.0 million and $2.6 million was outstanding at December 30, 2000 and December 29, 2001, respectively. In March 2001, the commitments under the Revolving Credit Facility were reduced to $60.0 million until certain financial performance tests are achieved. Such tests were not met in fiscal 2001 and the Company does not believe they will be met in fiscal 2002. Until March 25, 2002, the loans under the Amended Credit Facility bear interest at (i) the prime rate of the administrative agent or, if higher, the secondary market rate for certificates of deposit plus 1% (or the federal funds rate plus 0.5%) plus a specified margin based on the type of loan and the current ratio of senior debt (total consolidated debt excluding senior subordinated notes) to EBITDA (the "Applicable Margin"); or (ii) the Euro dollar rate plus the Applicable Margin. The Company also pays certain fees with respect to the Amended Credit Facility. The Euro Term Loan Facility bore interest at 7.48% and 7.65%, the USD Term Loan Facility bore interest at 9.51% and 8.91% and the Revolving Credit Facility bore interest at 9.71% and 8.66% at December 30, 2000 and December 29, 2001, respectively. Effective March 31, 2002, all loans will bear interest at the Euro dollar rate plus 4.75%, or the prime rate plus 3.75% until maturity in 2006. The principal amounts due under the Euro Term Loan Facility are as follows: (i) approximately Euro 8.7 million in the years 2002 and 2003; (ii) approximately Euro 11.0 million in the year 2004; and (iii) approximately Euro 47.0 million in the year 2005. The USD Term Loan Facility consists of three tranches with terms between five and one-half years and six and one-half years, unless terminated sooner upon an event of default. The principal amounts due under the USD Term Loan Facility are as follows: (i) approximately $15.0 million in the years 2002, 2003 and 2004; (ii) approximately $162.0 million in the year 2005; and (iii) approximately $79.1 million in the year 2006. The Revolving Credit Facility has an initial term of six and one-half years. At December 29, 2001, the Company had approximately $19.4 million of additional borrowings available under the Revolving Credit Facility.

    The Company and certain restricted subsidiaries are required to guarantee amounts outstanding under the Amended Credit Facility. The indebtedness incurred pursuant to the Amended Credit Facility is secured by a first priority lien on substantially all of the material assets of the Company and its restricted domestic subsidiaries. The Amended Credit Facility contains certain financial and other covenants usual and customary for a secured credit agreement.

    The Amended Credit Facility entered into in March 2002, provided, among other things, for: 1) a limit on the amount of future capital expenditures up to a total of $25.0 million for 2002 and $7.0 million for the first quarter of 2003; 2) a limit on other investing activities; 3) restrictions on repayments under the Sponsor Facility; and 4) a new minimum EBITDA covenant. In addition, an Excess Leverage Fee will accrue if the "senior leverage" ratio exceeds 3.25 to 1.00 as of March 31, 2003, at a rate equal to 2.5% of the sum of the daily average of the aggregate unpaid principal amount of the loans from March 25, 2002 to March 31, 2003. If the fee is earned, it will be payable only from any future asset sales and debt and equity offerings, but in any event not later than March 31, 2005.

    The Amended Credit Facility in 2001 and 2002 also waived certain financial covenant requirements for the years ended December 30, 2000 and December 29, 2001 and reduced the financial covenant requirements through March 31, 2003. Without such waivers, the Company would not have been in compliance with the covenants at December 30, 2000 or December 29, 2001.

    The Company is required to keep a certain percentage of its outstanding debt at a fixed interest rate. In connection with this requirement, the Company may enter into interest rate swap and cap agreements from time to time to manage its interest rate risk exposure under the Amended Credit Facility. At December 29, 2001, the Company had interest rate swap contracts with a total notional amount of $115.0 million for which the Company pays fixed rates and receives floating rate LIBOR and had an interest rate cap contract with a notional amount of $50.0 million for which the Company would receive payments if floating rate LIBOR exceeds the cap rate.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

Sponsor Facility

    The Sponsor Facility is a senior unsecured loan bearing interest at 15.0%. Principal and accrued interest under the loan is due on March 15, 2007. The Amended Credit Facility restricts the payment of any interest or principal on the Sponsor Facility until the ratio of the Company's Average Senior Debt to EBITDA, as defined in the Amendment, calculated on a pro forma basis giving effect to any such principal or interest payments, is no greater than 2.75 to
1.00 and the Company maintains at least $35.0 million of credit availability (the "Payment Test"). The Sponsor Facility requires that all unpaid interest and principal be paid at the end of each quarter in which the Payment Test is achieved, to the extent allowed by the Amended Credit Facility. The Company has not made any payments in fiscal 2001 and does not believe any payments will be made on the Sponsor Facility in fiscal 2002. The Company's Parent issued warrants in connection with the Sponsor Facility that gave the warrantholders the right to purchase 30.0% of the outstanding stock of the Company's Parent for a nominal amount. The cash proceeds of $25.0 million were allocated between the warrants and the Sponsor Facility, based on their relative fair values. As a result, $8.4 million has been allocated to the warrants and recognized as a capital contribution from the Company's Parent in the accompanying consolidated statement of stockholder's equity and comprehensive income. The Sponsor Facility is being accreted to its $25.0 million face value as a charge to interest expense in the accompanying consolidated statements of income to reflect an effective interest rate over the life of the Sponsor Facility.

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

    The Company may redeem the senior subordinated notes at any time on or after May 15, 2002, in whole or in part, at the option of the Company, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

                       Years                           Percentage
                -------------------                    ----------
                2002                                    104.875%
                2003                                    103.250%
                2004                                    101.625%
                2005 and thereafter                     100.000%


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

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

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

Debt of Foreign Subsidiaries

    Debt of foreign subsidiaries consists of peseta denominated borrowings for which the HSBC Branch in Spain is the facility agent. At December 29, 2001, the borrowings are comprised of Tranche A of $5.7 million (1,069 million pesetas) outstanding and amortizing semi-annually until maturity in April 2005 and Tranche B of $3.0 million (554 million pesetas) outstanding and payable in full in April 2006. The interest rates were 6.29% and 5.78% on Tranche A and 7.48% and 6.78% on Tranche B at December 30, 2000 and December 29, 2001, respectively, and will adjust with changes in MIBOR (Madrid Inter-Bank Offer Rate).

    In February 2002, the peseta denominated loan was refinanced. The new loan is with FIH (Finansierings Instituttet for Industri og Handvaerk A/S), a Danish lender, in the amount of Euro 11.0 million. The loan amortizes evenly on a quarterly basis until the final maturity in 2008. The interest rate is fixed at 5.37% until the end of the third year, at which point it resets to the then current three year rate plus interest margin. At December 29, 2001, the loan has been classified between long term debt and current maturities of long term debt based on the terms of the new loan.

    Debt of foreign subsidiaries also consists of DKK denominated borrowings from various financial institutions totaling DKK 49.5 million ($5.9 million) at December 29, 2001. These borrowings are comprised of both fixed and variable rate loans with maturity dates ranging from 2003 to 2014 and interest rates ranging from 5.84% to 7.80%.

Annual Maturities of Long-Term Debt

    A summary of the aggregate annual maturities of long-term debt at December 29, 2001 follows (in thousands):

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                    Years ending                         Maturities
                -------------------                     ------------
                2002                                    $     28,488
                2003                                          26,174
                2004                                          27,993
                2005                                         204,596
                2006                                         120,066
                2007 and thereafter                          180,506
                                                        ------------
                                                        $    587,823
                                                        ============

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

    A summary of the estimated fair value of financial instruments, other than current assets and liabilities, follows (in thousands):

                                                        December 30, 2000            December 29, 2001
                                                   --------------------------   ---------------------------
                                                                   Estimated                      Estimated
                                                   Book value     fair value     Book value      fair value
                                                   -----------    -----------   -------------   ------------
Debt - liability:
     Bank revolving credit facility                $     7,600    $     7,600    $     38,000    $    38,000
     Bank term loans                                   376,180        370,537         352,804        335,164
     Sponsor facility                                        -              -          16,777         15,938
     Senior subordinated notes                         147,712        113,250         148,071        121,418
     Other                                              41,673         41,673          32,171         32,171
                                                   -----------    -----------    ------------    -----------
                                                   $   573,165    $   533,060    $    587,823    $   542,691
                                                   ===========    ===========    ============    ===========

Derivative instruments and
     hedges - asset (liability):
        Commodities                                $     3,578    $     3,578    $     (7,513)   $    (7,513)
        Interest rate                                     (395)          (395)         (4,492)        (4,492)
        Foreign currency                                (1,459)        (1,459)           (705)          (705)


    The fair value of debt is, where available, based on the traded market price on the date closest to the Company's year end. The Company considers the the Revolving Credit Facility and other long-term debt, as recorded in the accompanying consolidated balance sheets, to approximate fair value.

    The Company periodically uses interest rate swap and cap contracts to limit its exposure to the interest rate risk associated with its floating rate debt, which totaled $403.2 million and $402.6 million at December 30, 2000 and December 29, 2001, respectively. At December 30, 2000 and December 29, 2001, $126.6 million and $165.0 million, respectively, of the Company's floating rate debt was hedged by interest rate swap and cap contracts. The Company had a cumulative deferred loss of $0.2 million, net of deferred tax benefit of $0.2 million, at December 30, 2000 and a cumulative deferred loss of $2.7 million, net of deferred tax benefit of $1.7 million, at December 29, 2001. The maturity dates of the Company's outstanding interest rate swap and cap contracts at December 29, 2001 extend through November 2003.

    At December 29, 2001, the Company had a cumulative deferred gain on foreign currency forward contracts of $1.5 million, net of deferred tax expense of $0.6 million. At December 29, 2001, the Company had open foreign currency forward contracts that mature within the next 12 months with a notional value of $7.4 million and a fair value loss of $0.7 million.

(11) SENIOR PREFERRED STOCK (REDEEMABLE)

    The Senior Preferred Stock has an initial liquidation preference of $25 per share (aggregate initial liquidation preference is $30.0 million). The Senior Preferred Stock was recorded at the net proceeds of $17.1 million at October 5, 1995 after deducting $12.9 million paid to the Company for 1,354,478 warrants of Parent, which were issued in conjunction with the Senior Preferred Stock. The excess of the liquidation preference over the carrying value is being accreted quarterly by a direct reduction to retained earnings over a 12 year period that ends September 30, 2007.

    Dividends on the Senior Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Preferred Stock accrete to the liquidation value of the Senior Preferred Stock. The Company has not paid dividends in cash or additional shares of Senior Preferred Stock since the initial issuance of the Senior Preferred Stock. Cumulative dividends on Senior Preferred Stock that have not been paid at December 30, 2000 and December 29, 2001 are $32.5 million and $41.9 million, respectively, and are included in the carrying amount of the Senior Preferred Stock in the accompanying consolidated balance sheets. As of December 30, 2000 and December 29, 2001, the cumulative accretion to redemption value on the Senior Preferred Stock was $5.7 million and $6.7 million, respectively.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

    The Company may, at its option, redeem the Senior Preferred Stock, in whole or in part, at redemption prices per share, together with accrued and unpaid dividends as follows:

               Years beginning                          Percentage of
                September 30,                         liquidation value
               ---------------                        -----------------
                    2001                                   105.700%
                    2002                                   104.275%
                    2003                                   102.850%
                    2004                                   101.425%
                    2005                                   100.000%
                    2006                                   100.000%

    The Company is required to redeem all outstanding shares of Senior Preferred Stock on September 30, 2007 at 100% of the liquidation value at this date, together with accrued and unpaid dividends.

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

(13) STOCK OPTION PLAN OF PARENT

    Effective November 1, 1996, Parent adopted its 1996 Stock Option Plan, as amended. Certain employees of the Company are covered under this plan. Each stock option granted under this plan allows for the purchase of one share of Parent's Class A common stock. Under the 1996 Stock Option Plan, options covering 640,327 shares are outstanding as of December 29, 2001.

    On July 14, 1999, Parent adopted the 1999 Stock Incentive Plan. In connection with the adoption of the 1999 Stock Incentive Plan, no new grants could be made under the 1996 Stock Option Plan.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

    Effective October 31, 2001, Parent approved the "repricing" of all vested and unvested stock options under the 1996 Stock Option Plan and the 1999 Stock Incentive Plan that had an exercise price exceeding $2.50 per share. All such eligible stock options were given a new exercise price of $2.50 per share and the vesting period was re-started. The repricing involved a surrender of the eligible stock options in exchange for a grant of new stock options covering an equivalent number of shares at the new exercise price. Stock options covering a total of 1,516,300 shares were granted at the $2.50 per share exercise price, and all such grants were made under the 1999 Stock Incentive Plan and are accounted for as variable plan awards. Since the fair value of the Parent's Class A common stock was less than $2.50 per share at December 31, 2001, no compensation expense has been recorded on the variable plan awards. All of the grants have a "time vesting" schedule pursuant to which 50% of an individual's stock options will vest two years after the grant date, 25% will vest after the third year, and the remaining 25% will vest after the fourth year. Under the 1999 Stock Incentive Plan, 4,200,000 shares are authorized for issuance, and as of December 29, 2001, options covering 3,230,300 shares had been granted and remain outstanding.

    The Company and its Parent have elected to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB Opinion No. 25") to account for fixed stock awards granted to employees; however, if the Company adopted Statement on Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, ("SFAS 123") to account for fixed stock awards granted to employees, the Company's net income (loss) and basic and diluted net income
(loss) per common share for fiscal 1999, 2000 and 2001 would have been reduced as follows (in thousands, except per share amounts):

                                             January 1, 2000           December 30, 2000             December 29, 2001
                                        -----------------------    ------------------------      -------------------------
                                        As reported   Pro forma    As reported    Pro forma      As reported     Pro forma
                                        -----------   ---------    -----------    ---------      -----------     ---------
         Net (loss) income available
            to common shareholder         $13,273      $12,779      $(14,125)      $(14,884)      $(32,405)      $(31,509)
         Basic and diluted net
            income (loss) per
            common share                   13,273       12,779       (14,125)       (14,884)       (32,405)       (31,509)

    In fiscal 2001, the pro forma net loss per common share is lower than net loss available to common shareholder primarily due to the reversal of compensation expense associated with unvested stock options cancelled during fiscal 2001. Pro forma information regarding net income (loss) and basic and diluted net income (loss) per common share has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS 123 under the assumptions of a risk free rate of return of 5.67%, 6.03% and 5.02% for fiscal 1999, 2000 and 2001, respectively, and an expected life of options ranging from 5 to 10 years. The Company has no present plans to pay dividends on its common stock. The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income (loss) for future years.

         No compensation expense was recognized in fiscal 1999, 2000 and 2001 for stock option grants.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    A summary of the components of accumulated other comprehensive income (loss) follows (in thousands):

                                                                                Accumulated
                                              Foreign                              other
                                             currency       Unrealized gain    comprehensive
                                            translation       (loss), net      income (loss)
                                           -------------    ---------------   ---------------
Balances at December 31, 1998              $         489     $           -    $          489
     Fiscal 1999 change                           (1,714)            1,055              (659)
                                           -------------     -------------    --------------
Balances at January 1, 2000                       (1,225)            1,055              (170)
     Fiscal 2000 change                            2,260              (772)            1,488
                                           -------------     -------------    --------------
Balances at December 30, 2000                      1,035               283             1,318
     Fiscal 2001 change                           (7,352)           (1,573)           (8,925)
                                           -------------     -------------    --------------
Balances at December 29, 2001              $      (6,317)    $      (1,290)   $       (7,607)
                                           =============     =============    ==============

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(15) OPERATING LEASES

    The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. A summary of the future annual minimum lease payments under these leases follows (in thousands):

                                                                 Minimum
                    Years ending                              annual payments
                 -------------------                          ---------------
                 2002                                           $    3,379
                 2003                                                3,304
                 2004                                                3,175
                 2005                                                3,150
                 2006                                                2,884
                 2007 and thereafter                                 4,245


    Rent expense was $3.2 million, $4.9 million and $5.8 million for fiscal 1999, 2000 and 2001, respectively.

(16) NON-RECURRING AND PROJECT FOCUS IMPLEMENTATION EXPENSES

    In October 2001, the Company initiated a new market and operational strategy ("Project Focus") designed to provide more focused service to its customers by simplifying and distinguishing its product offerings and associated pricing, improving its planning and marketing support services, and reducing the complexity of its operations. The Company aims to permanently reduce its cost structure by streamlining its available product offerings, optimizing its production facilities and reducing its workforce. In connection with Project Focus, the Company closed one manufacturing facility and had a corporate workforce reduction, which resulted in the termination of 45 employees in the fourth quarter of fiscal 2001. The Company recognized Project Focus related costs of $10.2 million, consisting of $2.0 million of non-recurring restructuring charges and $8.2 million of implementation expenses. The major components of these charges are included in the table below.

    A summary of non-recurring and other Project Focus implementation expenses follows (in thousands):

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                                                                                 Years ended
                                                                  ------------------------------------------
                                                                  January 1,     December 30,   December 29,
                                                                    2000            2000           2001
                                                                  ----------     -----------    ------------
         Non-recurring expenses:
              Transition expenses                                   $ 1,109        $    --        $    --
              Transaction costs                                       1,430          6,275             --
              Divestitures                                               --             --          4,660
                                                                    -------        -------        -------

              Restructuring costs:
                 Severance                                               --          3,541          2,836
                 Asset impairments                                       --         15,337            618
                 Plant closure costs                                     --          3,486            541
                                                                    -------        -------        -------
                                                                         --         22,364          3,995
                                                                    -------        -------        -------
                    Non-recurring expenses total                      2,539         28,639          8,655
                                                                    -------        -------        -------


         Project Focus implementation expenses:
              Allowances for inventories                                 --             --          6,609
              Allowances for accounts receivable                         --             --          1,639
                                                                    -------        -------        -------
                 Project Focus implementation expenses total             --             --          8,248
                                                                    -------        -------        -------
                                                                    $ 2,539        $28,639        $16,903
                                                                    =======        =======        =======


    In fiscal 1999, the Company incurred transition expenses in connection with the merger and integration of Windy Hill. These expenses included: (1) $0.7 million of professional fees for consultants in human resources, employment, law, accounting and information systems; (2) $0.1 million of merger and relocation bonuses paid to Doane personnel; and (3) $0.2 million in travel and other miscellaneous expenses.

    Fiscal 1999 transaction costs were expenses for the proposed initial public offering of Parent's common stock, which was subsequently withdrawn. Fiscal 2000 transaction costs included: (1) a loss of $4.6 million on a foreign currency purchase contract associated with the Arovit acquisition; (2) $1.5 million of costs for unconsummated acquisitions; and (3) $0.2 million of miscellaneous transaction costs.

    In fiscal 2001, the Company recorded a $4.7 million net loss related to the Divestitures. See Note 4 -- "Divestitures."

    Fiscal 2000 restructuring costs included: (1) severance costs of $1.5 million for the elimination of positions associated with the closure of certain inefficient manufacturing facilities, $1.6 million for the elimination of corporate positions and $0.4 million for restructuring associated with the Arovit acquisition; (2) asset impairment costs, primarily related to property, plant and equipment, associated with these facility closures; and (3) related plant shutdown expenses. Fiscal 2001 restructuring costs included: (1) severance costs of $2.0 million for the elimination of corporate positions following the Divestitures, $0.8 million for additional corporate headcount reductions in connection with Project Focus and $0.2 million for restructuring at the Company's foreign operations; (2) asset impairment costs, primarily related to property, plant and equipment, associated with the closure of a manufacturing and distribution facility in connection with Project Focus; and (3) related plant shutdown expenses of $0.4 million for this facility closure. These 2001 restructuring costs were offset by adjustments to previously accrued restructuring charges as described below. The Company terminated 330 employees in fiscal 2001 as a result of plant closings and corporate headcount reductions.

    As of December 30, 2000, the Company had $6.5 million of accrued restructuring costs, or $4.6 million net of the accruals for the Divestitures. In fiscal 2001, the Company accrued $3.4 million of restructuring costs for severance and plant closures. In addition, the Company made cash payments of $3.2 million, consisting of $2.1 million related to severance costs and $1.1 million related to plant shutdown expenses. The Company reviews its accrued restructuring costs on a continuous basis and, as a result of its review in the fourth quarter of fiscal 2001, revised certain estimates for restructuring costs expected to be paid in

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
the future. These revised estimates resulted in a $0.2 million reduction in accrued severance costs, offset by a $0.2 million increase in accrued plant shutdown expenses. These revised estimates had no material impact on the Company's accrued restructuring costs of $4.8 million at December 29, 2001. The Company expects to pay restructuring costs of $3.3 million in fiscal 2002, $1.3 million in fiscal 2003 and the remainder in fiscal 2004.

    Project Focus implementation expenses in fiscal 2001 consist of valuation allowances against packaging inventories and accounts receivable associated with estimated SKU reduction and customer mix shift. These expenses are in addition to the $2.0 million of non-recurring expenses discussed above and were classified in the accompanying consolidated statements of income as follows: (1) $0.3 million as a reduction in net sales; (2) $6.6 million as cost of goods sold; (3) $0.9 million as promotion and distribution expenses; and (4) $0.4 million as selling, general and administrative expenses.

(17) INCOME TAXES

    A summary of income tax expense (benefit) follows (in thousands):

                                                                                   Years ended
                                                                   ---------------------------------------------
                                                                   January 1,      December 30,     December 29,
                                                                      2000             2000             2001
                                                                   ----------      ------------     ------------
         Current:
              Federal                                               $    409         $    177         $     --
              State and local                                             --              171               --
              Foreign                                                    948              578            1,911
                                                                    --------         --------         --------

                                                                       1,357              926            1,911
         Deferred:
              Federal                                                 13,150              528          (11,130)
              State and local                                          2,476              (42)          (1,952)
              Foreign                                                   (125)          (2,266)          (5,000)
                                                                    --------         --------         --------
                                                                      15,501           (1,780)         (18,082)
                                                                    --------         --------         --------

         Total before cumulative effect
              of a change in accounting principle                     16,858             (854)         (16,171)
         Income tax benefit on cumulative effect of a change
              in accounting principle                                 (1,440)              --               --
                                                                    --------         --------         --------
                 Total income tax expense (benefit)                 $ 15,418         $   (854)        $(16,171)
                                                                    ========         ========         ========


    A summary of income (loss) before income taxes and cumulative effect of a change in accounting principle by domestic and foreign source follows (in thousands):

                                            Years ended
                            ---------------------------------------------
                            January 1,      December 30,     December 29,
                               2000             2000             2001
                            ----------      -----------      ------------
         Domestic            $ 37,795         $  1,303         $(20,852)
         Foreign                2,772           (7,042)         (17,257)
                             --------         --------         --------
                             $ 40,567         $ (5,739)        $(38,109)
                             ========         ========         ========

    Income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 35.0% to pre-tax income (loss) as follows (in thousands):

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                                                                                        Years ended
                                                                        ---------------------------------------------
                                                                        January 1,      December 30,     December 29,
                                                                           2000             2000             2001
                                                                        ----------      -----------      ------------
         Computed "expected" federal tax expense (benefit)               $ 14,198         $ (2,009)        $(13,338)
         State and local tax expense                                        1,610               84           (1,269)
         Foreign tax benefit                                                 (147)          (1,752)          (2,776)
         Non-deductible loss on foreign currency forward contract              --            1,599               --
         Non-deductible amortization of goodwill                            1,156            1,156            1,156
         Meals and entertainment and other                                     41               68               56
                                                                         --------         --------         --------
                                                                         $ 16,858         $   (854)        $(16,171)
                                                                         ========         ========         ========


    A summary of the income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities follows (in thousands):

                                                            December 30,     December 29,
                                                                2000             2001
                                                            ------------     ------------
         Current deferred tax assets:
              Accounts receivable                             $  2,208         $  2,525
              Inventory                                          1,309              761
              Accruals and provisions                            9,324            6,829
                                                              --------         --------
                 Net current deferred tax asset               $ 12,841         $ 10,115
                                                              ========         ========

         Noncurrent deferred tax assets (liabilities):
              Net operating loss carryforwards                $ 13,173         $ 18,378
              Property and equipment                           (22,808)         (13,183)
              Goodwill and other intangible assets             (17,567)         (17,491)
              Accumulated other comprehensive income                --            1,761
              Foreign                                           (8,606)          (3,080)
              Other                                                400            1,030
                                                              --------         --------
                 Net noncurrent deferred tax liability         (35,408)         (12,585)
                                                              --------         --------
                 Total net deferred tax liability             $(22,567)        $ (2,470)
                                                              ========         ========

    In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the historical taxable income of the Company and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the future benefits of these deductible differences and net operating loss carryforwards at December 29, 2001.

    At December 29, 2001, the Company had federal net operating loss carryforwards of $44.8 million, which resulted in a deferred tax asset of $15.7 million that is available to offset future taxable income through 2021.

(18) EMPLOYEE BENEFIT PLANS

Pension Plans

    The Company had a defined benefit, non-contributory pension plan covering hourly and salaried employees of the former Hubbard Milling Company, which was frozen on May 21, 1998. As a result, future benefits no longer accumulate and the Company's service cost ceased. The Company's funding policy for this plan was to make the

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
minimum annual contribution required by applicable regulations.
In addition, the Company terminated a defined benefit, non-contributory pension plan on May 31, 1998 that previously covered all non-bargaining employees. The Company's only active pension plan covers 41 union employees as of February 1, 2002 at one of its facilities.

    A summary of net periodic pension income for the Company's pension plans follows (in thousands):

                                                              Years ended
                                               ------------------------------------------
                                               January 1,     December 30,    December 29,
                                                  2000            2000            2001
                                               ----------     -----------     ------------
         Service cost                            $    15         $    16         $    19
         Interest cost                             1,101           1,145           1,115
         Expected return on plan assets           (2,076)         (1,728)         (1,670)
         Net amortization and deferral                 9               7               8
                                                 -------         -------         -------
              Net periodic pension income        $  (951)        $  (560)        $  (528)
                                                 =======         =======         =======

    A summary of assumptions used by the Company in the determination of pension plan information follows:

                                                                         Years ended
                                                          -----------------------------------------
                                                          January 1,   December 30,    December 29,
                                                             2000          2000            2001
                                                          ---------    ------------    ------------
         Discount rate                                      8.38%          7.90%           7.60%
         Rate of increase in compensation levels             N/A            N/A             N/A
         Expected long-term rate of return
            on plan assets                                  8.50%          8.50%           8.50%


    A summary of the funded status of the pension plans reconciled with amounts recognized in other assets in the accompanying consolidated balance sheets follows (in thousands):

                                                                            December 30,     December 29,
                                                                                2000             2001
                                                                            ------------     ------------
         Actuarial present value of benefit obligations:
              Accumulated and projected benefits                              $(15,043)        $(15,189)
              Plan assets at fair value                                         20,337           18,301
                                                                              --------         --------

                 Projected plan assets in excess of benefit obligation           5,294            3,112
         Items not yet recognized in earnings:
              Unrecognized net loss                                              2,212            4,797
                                                                              --------         --------
                 Pension asset                                                $  7,506         $  7,909
                                                                              ========         ========


    A reconciliation of the beginning and ending balances of the projected benefit obligation follows (in thousands):

                                                                       Years ended
                                                              ----------------------------
                                                              December 30,    December 29,
                                                                  2000            2001
                                                              ------------    ------------
         Projected benefit obligation, beginning of year        $ 14,210         $ 15,043
              Service cost                                            16               19
              Interest cost                                        1,145            1,115
              Benefits paid                                       (1,156)          (1,164)
              Actuarial gain                                         828              176
                                                                --------         --------
         Projected benefit obligation, end of year              $ 15,043         $ 15,189
                                                                ========         ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

    A reconciliation of the beginning and ending balances of plan assets at fair value follows (in thousands):

                                                                   Years ended
                                                           -----------------------------
                                                           December 30,     December 29,
                                                               2000             2001
                                                           ------------     ------------
         Plan assets at fair value, beginning of year        $ 21,169         $ 20,337
              Employer contributions                               51               48
              Actual return (loss) on plan assets                 273             (819)
              Benefits paid                                    (1,156)          (1,265)
                                                             --------         --------
         Plan assets at fair value, end of year              $ 20,337         $ 18,301
                                                             ========         ========

Post-Retirement Plans

    The Company maintained two post-retirement healthcare plans that provided medical coverage for eligible retirees and their dependents that were merged on February 1, 2000. The Company pays benefits under the merged plan when due and does not fund its plan obligations as they accrue.

    A summary of net periodic post-retirement benefit cost follows (in thousands):

                                                                            Years ended
                                                            -----------------------------------------
                                                            January 1,    December 30,   December 29,
                                                               2000          2000            2001
                                                            ----------    ------------   ------------
         Service cost                                          $209          $ 14           $ 15
         Interest cost                                          133           236            259
                                                               ----          ----           ----
              Net periodic post-retirement benefit cost        $342          $250           $274
                                                               ====          ====           ====


    A summary of the funded status of the post-retirement plans reconciled with amounts recognized in other long-term liabilities in the accompanying consolidated balance sheets follows (in thousands):

                                                                      Years ended
                                                             -----------------------------
                                                             December 30,     December 29,
                                                                 2000             2001
                                                             ------------     ------------
         Accumulated post-retirement benefit obligation:
              Retirees and dependents                           $ 2,944         $ 3,353
              Fully eligible active plan participants               220             297
              Other active plan participants                        252             344
              Unrecognized prior service cost                       393             333
              Unrecognized net loss                                 (33)           (586)
                                                                -------         -------
                 Post-retirement benefit liability              $ 3,776         $ 3,741
                                                                =======         =======

    A reconciliation of the beginning and ending balances of the accumulated post-retirement benefit obligation follows (in thousands):

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                                                                      Years ended
                                                             ----------------------------
                                                             December 30,    December 29,
                                                                 2000            2001
                                                             ------------    ------------
         Projected benefit obligation, beginning of year        $ 3,804         $ 3,776
              Service cost                                           14              15
              Interest cost                                         236             259
              Benefits paid                                        (278)           (309)
                                                                -------         -------
         Projected benefit obligation, end of year              $ 3,776         $ 3,741
                                                                =======         =======

    For measurement purposes, per capita claims costs for participants over age 65 were assumed to increase at 6.00%, 7.90% and 9.00% annually for fiscal 1999, 2000 and 2001, respectively. The rate used to calculate the net periodic post-retirement benefit cost was assumed to decrease gradually to 2002 at the annual rate of 3.75%, 5.50% and 5.50% for fiscal 1999, 2000 and 2001, respectively. The rate used to calculate the accumulated post-retirement benefit obligation was assumed to decrease gradually to 2002 at the rates of 3.75%, 5.50% and 5.50% as of January 1, 2000, December 30, 2000 and December 29, 2001, respectively. The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 30, 2000 and December 29, 2001 by $347,000 and $429,000, respectively, and the aggregate of the service cost and interest cost components of net periodic post-retirement benefit cost for fiscal 2000 and 2001 by $30,000 and $32,000, respectively.

    The weighted-average discount rate used in determining the net periodic post-retirement benefit cost was 6.75%, 7.90%, and 7.60% for fiscal 1999, 2000 and 2001, respectively. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 8.38%, 7.90% and 7.60% as of January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

Defined Contribution Plans

    As of January 1, 2000, the Company adopted the Doane Pet Care Retirement Savings Plan, which was formed through the merger of two predecessor plans. The merged plan was amended and restated and is intended to be a qualified plan under the Internal Revenue Code. The plan provides coverage for eligible employees and permits employee contributions from 1% to 15% of pre-tax earnings, subject to annual dollar limits set by the IRS. The Company matches 50% of the first 6% of the employee contribution with a provision for other contributions at the board of directors' discretion. Participant vesting for the employer's matching contributions are 25% per year for each full year of service. For fiscal 2000 and 2001, the Company contributed $1.3 million and $1.2 million, respectively, to the Doane Pet Care Retirement Savings Plan. In addition, the Company contributed $2.2 million to the predecessor plans during fiscal 1999.

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

(19) DEFERRED COMPENSATION AGREEMENTS AND SALARY CONTINUATION PLAN

    The Company has deferred compensation agreements with two individuals that provide for annual payments upon retirement to be paid over 10 consecutive years. The recorded liability was $1.0 million and $0.7 million at December 30, 2000 and December 29, 2001, respectively.

    The Company also has a salary continuation plan with 20 participants at December 29, 2001. Participants in the plan who reach age 55 and have 10 years of service with the Company begin vesting in their benefits, which are

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
payable in 10 equal annual installments after retirement. The Company recorded an expected future liability equal to the present value of future payments under this plan of $1.5 million at December 30, 2000 and December 29, 2001.

(20) SEGMENT DATA

The Company has combined manufacturing and distribution facilities in two distinct geographical markets, the United States ("Domestic") and Europe ("International"); however, its operations in both of these markets have similar manufacturing processes, as well as products and services. The Company's net sales are attributed to individual countries on the basis of where its products are manufactured and distributed. Long-lived assets of the Company are attributed to individual countries on the basis of where these assets are domiciled. A summary of net sales and long-lived assets by geographical segment follows (in thousands):

                                                                 December 30,    December 29,
                                                                     2000            2001
                                                                 ------------    ------------
         Long-lived assets:
              Domestic pet food                                    $466,012        $429,700

              International pet food:
                 Denmark                                            150,414         137,166
                 Spain                                               24,022          22,030
                 United Kingdom                                       8,365           7,564
                                                                   --------        --------
                                                                    182,801         166,760
                                                                   --------        --------
                    Total long-lived assets                        $648,813        $596,460
                                                                   ========        ========


                                                                Years ended
                                                 -------------------------------------------
                                                 January 1,     December 30,    December 29,
                                                    2000            2000            2001
                                                 ----------     ------------    ------------
         Net sales:
              Domestic pet food                    $722,289        $739,216        $697,597
                                                   --------        --------        --------

              International pet food:
                 Denmark                                 --         101,246         155,071
                 Spain                               31,312          29,545          28,905
                 United Kingdom                         742           5,754          14,257
                                                   --------        --------        --------
                                                     32,054         136,545         198,233
                                                   --------        --------        --------
                    Total net sales                $754,343        $875,761        $895,830
                                                   ========        ========        ========


(21) MAJOR CUSTOMER

    For fiscal 1999, 2000 and 2001, the same customer accounted for approximately 44%, 41% and 41%, respectively, of the Company's net sales. The Company does not have a long-term contract with this customer.

(22) ADDITIONAL CASH FLOW INFORMATION

    Additional cash flow information for fiscal 1999, 2000 and 2001 follows (in thousands):

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                                                                                         Years ended
                                                                          -------------------------------------------
                                                                          January 1,     December 30,    December 29,
                                                                             2000            2000            2001
                                                                          ----------     ------------    ------------
         Supplemental disclosures of cash flow information:
             Cash paid during the year for:
               Interest paid, net of amounts capitalized                    $40,587        $ 47,310         $ 50,591
               Income taxes paid                                              1,270             235            2,184

         Schedule of non-cash investing and financing activities:
             Capital contribution                                               440              --               --
             Fair value adjustment for interest rate swap agreements          1,727          (2,122)          (4,097)
             Fair value adjustment for foreign currency derivatives              --             749            1,327
             Exchange rate effect on Euro denominated debt                       --           3,452           (4,414)


(23) RELATED PARTY TRANSACTIONS

    The Company previously had a management advisory agreement with Summit Capital Inc. ("SCI") and a financial advisory agreement with Credit Suisse First Boston (USA), Inc. ("CSFB"), formerly known as Donaldson, Lufkin & Jenrette Securities Corporation, both of which are stockholders of the Company and each has a member who are directors of the Company. The Company paid SCI and CSFB an annual fee of $0.2 million and $0.1 million, respectively, for these advisory services provided. These agreements expired on October 5, 2000. In addition, an affiliate of CSFB was paid $0.4 million in fiscal 2000 for commercial banking services related to the Company's Amended Credit Facility.

     J.P. Morgan Partners (BHCA), L.P. ("JPMP") and an affiliate of JPMP are shareholders of Parent and own preferred stock in the Company. JPMP is an affiliate of JPMorgan Chase Bank ("Chase"). Chase and its affiliates perform various investment banking and commercial banking services from time to time for the Company and its affiliates. Chase serves as an agent bank and a lender to the Company under the Amended Credit Facility. Chase and its affiliates received from the Company $0.4 million and $0.5 million in fiscal 2000 and 2001, respectively, for acting in the foregoing capacities, excluding interest paid and other charges earned by all lenders under the Amended Credit Facility.

     In March 2001, the Company refinanced $25.0 million of indebtedness under its Amended Credit Facility with the Sponsor Facility, which is a series of loans from certain executive officers of the Company and certain shareholders of its Parent. The Sponsor Facility is a senior unsecured loan bearing interest at 15.0%. Parent issued warrants in connection with the Sponsor Facility that gives the warrantholders the right to purchase 30.0% of the outstanding stock of Parent for a nominal amount. See Note 9 -- "Long-Term Debt."

(24) COMMITMENTS AND CONTINGENCIES

    The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

(25) QUARTERLY FINANCIAL DATA AND PROMOTIONAL ACCOUNTING RECLASSIFICATION (UNAUDITED)

    A summary of quarterly results follows (in thousands, except per share amounts):

                                         First            Second             Third            Fourth
                  2000                  quarter           quarter           quarter           quarter
         ----------------------        ---------         ---------         ---------         ---------
         Net sales                     $ 200,513         $ 206,792         $ 221,915         $ 246,541
         Gross profit                     52,241            38,997            47,578            49,146
         Net income (loss)                10,036            (7,053)            1,592            (9,460)

         Per common share data:
             Net income (loss)             7,832            (9,326)             (753)          (11,878)

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                                         First            Second             Third            Fourth
                  2001                  quarter           quarter           quarter           quarter
         ----------------------        ---------         ---------         ---------         ---------
         Net sales                     $ 250,764         $ 217,262         $ 206,299         $ 221,505
         Gross profit                     31,747            40,552            40,200            34,239
         Net income (loss)                (8,777)           (6,162)               16            (7,015)

         Per common share data:
             Net loss                    (11,272)           (8,736)           (2,641)           (9,756)



    In the fourth quarter of fiscal 2000 and 2001, the Company recognized $19.6 million of non-recurring expenses and $10.2 million of Project Focus related charges, respectively. See Note 16 -- "Non-Recurring and Project Focus Implementation Expenses."

    Previously issued quarterly results of fiscal 2000 and 2001 were reclassified to reflect the change in accounting for classifying volume-based rebates and certain sales incentives as a reduction in net sales, and free-goods promotions as an increase in cost of goods sold. The reclassification results in a reduction to net sales of $5.1 million, $5.4 million and $5.3 million in the first, second and third quarters of fiscal 2001, respectively, and an increase in cost of goods sold of $0.5 million and $0.4 million in the first and second quarters of fiscal 2001, respectively. Quarterly results for fiscal 2000 have been reclassified for consistency with fiscal 2001 presentation. The reclassification results in a reduction in net sales of $4.0 million, $3.9 million, $3.8 million and $4.4 million in the first, second, third and fourth quarters of fiscal
2000, respectively, and an increase in cost of goods sold of $1.0 million, $0.8 million, $1.0 million and $1.0 million in the first, second, third and fourth quarters of fiscal 2000, respectively. The above reclassification amounts were offset by a decrease in promotion and distribution expenses in the respective quarters. See Note 1 -- "Summary of Significant Accounting
Policies -- Revenue Recognition."

(26) FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

    Consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of December 30, 2000 and December 29, 2001 and for each of the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001 is disclosed to comply with the reporting requirements of the guarantor subsidiaries. The guarantor subsidiaries are wholly-owned domestic subsidiaries of the Company who have fully and unconditionally guaranteed the Company's 9 3/4% Senior Subordinated Notes due May 15, 2007. See Note 9 -- "Long-Term Debt." Condensed consolidated financial information follows (in thousands, except share and par value amounts):

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                  December 30, 2000
                                                              -----------------------------------------------------------
                                                                                             Intercompany
                                                              Guarantor     Non-guarantor    eliminations    Consolidated
                                                              ---------     -------------    ------------    ------------
ASSETS
    Current assets:
       Cash and cash equivalents                              $      42       $   3,116       $      --       $   3,158
       Accounts receivable, net                                  86,448          38,687              --         125,135
       Inventories, net                                          56,719          16,294              --          73,013
       Deferred tax asset                                        12,841              --              --          12,841
       Prepaid expenses and other current assets                  4,978             818              --           5,796
                                                              ---------       ---------       ---------       ---------
          Total current assets                                  161,028          58,915              --         219,943

    Property, plant and equipment, net                          188,550          96,155              --         284,705
    Goodwill and other intangible assets, net                   277,462          86,646              --         364,108
    Other assets                                                201,532          11,935        (175,161)         38,306
                                                              ---------       ---------       ---------       ---------
          Total assets                                        $ 828,572       $ 253,651       $(175,161)      $ 907,062
                                                              =========       =========       =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
       Current maturities of long-term debt                   $  19,186       $  10,640       $      --       $  29,826
       Accounts payable                                          84,029          26,667              --         110,696
       Accrued liabilities                                       40,207          13,280             122          53,609
                                                              ---------       ---------       ---------       ---------
          Total current liabilities                             143,422          50,587             122         194,131

    Long-term debt, excluding current maturities                526,755         175,959        (159,375)        543,339
    Other long-term liabilities                                   8,083              15              --           8,098
    Deferred tax liability                                       26,802           8,606              --          35,408
                                                              ---------       ---------       ---------       ---------
          Total liabilities                                     705,062         235,167        (159,253)        780,976
                                                              ---------       ---------       ---------       ---------
    Senior Preferred Stock, 3,000,000 shares authorized,
       1,200,000 shares issued and outstanding                   55,205              --              --          55,205
                                                              ---------       ---------       ---------       ---------


    Commitments and contingencies

    Stockholder's equity:
       Common stock, $0.01 per share; 1,000 shares
          authorized, issued and outstanding                         --              --              --              --
       Additional paid-in-capital                               107,280          14,818         (14,818)        107,280
       Accumulated other comprehensive income (loss)             (3,693)          6,101          (1,090)          1,318
       Accumulated deficit                                      (35,282)         (2,435)             --         (37,717)
                                                              ---------       ---------       ---------       ---------
          Total stockholder's equity                             68,305          18,484         (15,908)         70,881
                                                              ---------       ---------       ---------       ---------
          Total liabilities and stockholder's equity          $ 828,572       $ 253,651       $(175,161)      $ 907,062
                                                              =========       =========       =========       =========


                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  December 29, 2001
                                                              -----------------------------------------------------------
                                                                                             Intercompany
                                                              Guarantor     Non-guarantor    eliminations    Consolidated
                                                              ---------     -------------    ------------    ------------
ASSETS
    Current assets:
       Cash and cash equivalents                              $   1,950       $   4,082       $      --       $   6,032
       Accounts receivable, net                                  81,916          38,844              --         120,760
       Inventories, net                                          38,566          16,275              --          54,841
       Deferred tax asset                                        10,115              --              --          10,115
       Prepaid expenses and other current assets                  4,226           1,243              --           5,469
                                                              ---------       ---------       ---------       ---------
          Total current assets                                  136,773          60,444              --         197,217

    Property, plant and equipment, net                          162,324          87,055              --         249,379
    Goodwill and other intangible assets, net                   267,376          79,705              --         347,081
    Other assets                                                227,654          10,741        (195,527)         42,868
                                                              ---------       ---------       ---------       ---------
          Total assets                                        $ 794,127       $ 237,945       $(195,527)      $ 836,545
                                                              =========       =========       =========       =========


LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
       Current maturities of long-term debt                   $  22,708       $   5,780       $      --       $  28,488
       Accounts payable                                          33,088          30,925              --          64,013
       Accrued liabilities                                       44,674          12,857             190          57,721
                                                              ---------       ---------       ---------       ---------
          Total current liabilities                             100,470          49,562             190         150,222

    Long-term debt, excluding current maturities                547,405         174,906        (162,976)        559,335
    Other long-term liabilities                                  10,744              61              --          10,805
    Deferred tax liability                                        9,505           3,080              --          12,585
                                                              ---------       ---------       ---------       ---------
          Total liabilities                                     668,124         227,609        (162,786)        732,947
                                                              ---------       ---------       ---------       ---------

    Senior Preferred Stock, 3,000,000 shares authorized,
       1,200,000 shares issued and outstanding                   65,672              --              --          65,672
                                                              ---------       ---------       ---------       ---------

    Commitments and contingencies

    Stockholder's equity:
       Common stock, $0.01 par value; 1,000 shares
          authorized, issued and outstanding                         --              --              --              --
       Additional paid-in-capital                               115,655          31,181         (31,181)        115,655
       Accumulated other comprehensive loss                      (1,805)         (4,242)         (1,560)         (7,607)
       Accumulated earnings (deficit)                           (53,519)        (16,603)             --         (70,122)
                                                              ---------       ---------       ---------       ---------
          Total stockholder's equity                             60,331          10,336         (32,741)         37,926
                                                              ---------       ---------       ---------       ---------
          Total liabilities and stockholder's equity          $ 794,127       $ 237,945       $(195,527)      $ 836,545
                                                              =========       =========       =========       =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                                        Year ended January 1, 2000
                                                                  ----------------------------------------
                                                                  Guarantor   Non-guarantor   Consolidated
                                                                  ---------   -------------   ------------
Net sales                                                         $ 722,289       $32,054      $ 754,343
Cost of goods sold                                                  555,874        23,250        579,124
                                                                  ---------       -------      ---------
       Gross profit                                                 166,415         8,804        175,219

Operating expenses:
    Promotion and distribution                                       39,855         2,451         42,306
    Selling, general and administrative                              39,745         1,167         40,912
    Amortization of intangibles                                       9,937           420         10,357
    Non-recurring expenses                                            2,539            --          2,539
                                                                  ---------       -------      ---------
       Income from operations                                        74,339         4,766         79,105
Interest expense, net                                                37,823         1,916         39,739
Other (income) expense, net                                          (1,279)           78         (1,201)
                                                                  ---------       -------      ---------

       Income before income taxes and cumulative effect
           of a change in accounting principle                       37,795         2,772         40,567
Income tax expense                                                   16,035           823         16,858
                                                                  ---------       -------      ---------

       Income before cumulative effect of a change
           in accounting principle                                   21,760         1,949         23,709
Cumulative effect at adoption on January 1, 1999 of a change in accounting for commodity derivative instruments,
    net of income tax benefit of $1,440                              (2,263)           --         (2,263)
                                                                  ---------       -------      ---------
       Net income                                                    19,497         1,949         21,446
Preferred stock dividends and accretion                              (8,173)           --         (8,173)
                                                                  ---------       -------      ---------
       Net income available to common shares                      $  11,324       $ 1,949      $  13,273
                                                                  =========       =======      =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME




                                                        Year ended December 30, 2000
                                                ------------------------------------------
                                                Guarantor     Non-guarantor   Consolidated
                                                ---------     -------------   ------------
Net sales                                       $ 739,216       $ 136,545       $ 875,761
Cost of goods sold                                579,809         107,990         687,799
                                                ---------       ---------       ---------
       Gross profit                               159,407          28,555         187,962

Operating expenses:
    Promotion and distribution                     38,317          13,968          52,285
    Selling, general and administrative            40,827           9,680          50,507
    Amortization of intangibles                    10,822           1,957          12,779
    Non-recurring expenses                         28,097             542          28,639
                                                ---------       ---------       ---------
       Income from operations                      41,344           2,408          43,752
Interest expense, net                              41,138          10,085          51,223
Other income, net                                  (1,097)           (635)         (1,732)
                                                ---------       ---------       ---------
       Income (loss) before income taxes            1,303          (7,042)         (5,739)
Income tax expense (benefit)                          834          (1,688)           (854)
                                                ---------       ---------       ---------
       Net income (loss)                              469          (5,354)         (4,885)
Preferred stock dividends and accretion            (9,240)             --          (9,240)
                                                ---------       ---------       ---------
       Net loss available to common shares      $  (8,771)      $  (5,354)      $ (14,125)
                                                =========       =========       =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                        Year ended December 29, 2001
                                                ------------------------------------------
                                                Guarantor    Non-guarantor    Consolidated
                                                ---------    -------------    ------------
Net sales                                       $ 697,597       $ 198,233       $ 895,830
Cost of goods sold                                592,525         156,567         749,092
                                                ---------       ---------       ---------
       Gross profit                               105,072          41,666         146,738

Operating expenses:
    Promotion and distribution                     37,642          21,351          58,993
    Selling, general and administrative            33,821          13,372          47,193
    Amortization of intangibles                    11,038           2,705          13,743
    Non-recurring expenses                          8,440             215           8,655
                                                ---------       ---------       ---------
       Income from operations                      14,131           4,023          18,154
Interest expense, net                              37,237          19,783          57,020
Other (income) expense, net                        (2,254)          1,497            (757)
                                                ---------       ---------       ---------

       Loss before income taxes                   (20,852)        (17,257)        (38,109)
Income tax benefit                                (13,082)         (3,089)        (16,171)
                                                ---------       ---------       ---------
       Net loss                                    (7,770)        (14,168)        (21,938)
Preferred stock dividends and accretion           (10,467)             --         (10,467)
                                                ---------       ---------       ---------
       Net loss available to common shares      $ (18,237)      $ (14,168)      $ (32,405)
                                                =========       =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                            Year ended January 1, 2000
                                                                    -----------------------------------------
                                                                    Guarantor    Non-guarantor   Consolidated
                                                                    ---------    -------------   ------------
Cash flows from operating activities:
    Net income                                                       $ 19,497       $ 1,949       $ 21,446
    Items not requiring (providing) cash:
       Depreciation and amortization of intangibles                    24,039         2,044         26,083
       Deferred income tax expense (benefit)                           15,626          (125)        15,501
       Cumulative effect of accounting change                           2,263            --          2,263
       Other non-cash charges, net                                     (2,664)           --         (2,664)
       Changes in current assets and liabilities (excluding
          amounts acquired)                                            (4,706)        2,015         (2,691)
                                                                     --------       -------       --------
            Net cash provided by operating activities                  54,055         5,883         59,938
                                                                     --------       -------       --------

Cash flows from investing activities:
    Capital expenditures                                              (24,955)       (1,713)       (26,668)
    Acquisition related payments, net of cash received                   (180)       (5,883)        (6,063)
    Other, net                                                         (1,772)           45         (1,727)
                                                                     --------       -------       --------
            Net cash used in investing activities                     (26,907)       (7,551)       (34,458)
                                                                     --------       -------       --------

Cash flows from financing activities:
    Net repayments under revolving credit agreements                  (22,000)           --        (22,000)
    Proceeds from issuance of long-term debt                            3,557         1,356          4,913
    Principal payments on long-term debt                              (13,772)           --        (13,772)
    Other, net                                                          9,328            --          9,328
                                                                     --------       -------       --------
            Net cash provided by (used in) financing activities       (22,887)        1,356        (21,531)
                                                                     --------       -------       --------
Effect of exchange rate changes on cash and cash equivalents             (104)           --           (104)
                                                                     --------       -------       --------
            Increase (decrease) in cash and cash equivalents            4,157          (312)         3,845
Cash and cash equivalents, beginning of year                              862         2,487          3,349
                                                                     --------       -------       --------
Cash and cash equivalents, end of year                               $  5,019       $ 2,175       $  7,194
                                                                     ========       =======       ========


                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                            Year ended December 30, 2000
                                                                     ------------------------------------------
                                                                     Guarantor     Non-guarantor   Consolidated
                                                                     ---------     -------------   ------------
Cash flows from operating activities:
    Net income (loss)                                                $     469       $ (5,354)      $  (4,885)
    Items not requiring (providing) cash:
       Depreciation and amortization of intangibles                     27,814          8,520          36,334
       Deferred income tax expense (benefit)                               486         (2,266)         (1,780)
       Other non-cash charges (credits), net                            15,806              6          15,812
       Changes in current assets and liabilities (excluding
          amounts acquired)                                            (13,570)        13,477             (93)
                                                                     ---------       --------       ---------
            Net cash provided by operating activities                   31,005         14,383          45,388
                                                                     ---------       --------       ---------


Cash flows from investing activities:
    Capital expenditures                                               (22,528)       (12,819)        (35,347)
    Acquisition related payments, net of cash received                (147,751)         1,987        (145,764)
    Other, net                                                            (340)           135            (205)
                                                                     ---------       --------       ---------
            Net cash used in investing activities                     (170,619)       (10,697)       (181,316)
                                                                     ---------       --------       ---------

Cash flows from financing activities:
    Net repayments under revolving credit agreements                    (2,400)            --          (2,400)
    Proceeds from issuance of long-term debt                           153,730          5,277         159,007
    Principal payments on long-term debt                               (14,305)        (8,401)        (22,706)
    Payments for debt issuance costs                                    (2,501)            --          (2,501)
    Parent capital contribution                                            572             --             572
                                                                     ---------       --------       ---------
            Net cash provided by (used in) financing activities        135,096         (3,124)        131,972
                                                                     ---------       --------       ---------
Effect of exchange rate changes on cash and cash equivalents              (459)           379             (80)
                                                                     ---------       --------       ---------
            Increase (decrease) in cash and cash equivalents            (4,977)           941          (4,036)
Cash and cash equivalents, beginning of year                             5,019          2,175           7,194
                                                                     ---------       --------       ---------
Cash and cash equivalents, end of year                               $      42       $  3,116       $   3,158
                                                                     =========       ========       =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           Year ended December 29, 2001
                                                                     ----------------------------------------
                                                                     Guarantor   Non-guarantor   Consolidated
                                                                     ---------   -------------   ------------
Cash flows from operating activities:
    Net loss                                                         $ (7,770)      $(14,168)      $(21,938)
    Items not requiring (providing) cash:
       Depreciation and amortization of intangibles                    28,817         12,613         41,430
       Deferred income tax benefit                                    (12,842)        (5,240)       (18,082)
       Other non-cash charges (credits), net                           17,478          1,604         19,082
       Changes in current assets and liabilities (excluding
          amounts acquired)                                           (62,847)        18,419        (44,428)
                                                                     --------       --------       --------
            Net cash provided by (used in) operating activities       (37,164)        13,228        (23,936)
                                                                     --------       --------       --------


Cash flows from investing activities:
    Capital expenditures                                              (10,383)        (6,933)       (17,316)
    Proceeds from sale of assets, net of cash received                 20,884             --         20,884
    Other, net                                                         (5,581)         3,479         (2,102)
                                                                     --------       --------       --------
            Net cash provided by (used in) investing activities         4,920         (3,454)         1,466
                                                                     --------       --------       --------

Cash flows from financing activities:
    Net borrowings under revolving credit agreements                   30,400             --         30,400
    Proceeds from issuance of long-term debt                           16,666            845         17,511
    Principal payments on long-term debt                              (18,910)        (9,015)       (27,925)
    Payments for debt issuance costs                                   (2,928)            --         (2,928)
    Parent capital contribution                                         8,375             --          8,375
                                                                     --------       --------       --------
            Net cash provided by (used in) financing activities        33,603         (8,170)        25,433
                                                                     --------       --------       --------
Effect of exchange rate changes on cash and cash equivalents             (889)           800            (89)
                                                                     --------       --------       --------
            Increase in cash and cash equivalents                         470          2,404          2,874
Cash and cash equivalents, beginning of year                               42          3,116          3,158
                                                                     --------       --------       --------
Cash and cash equivalents, end of year                               $    512       $  5,520       $  6,032
                                                                     ========       ========       ========

                               INDEX TO EXHIBITS

  Exhibit
   Number                                  Description
  -------                                  -----------
    3.1     --    Certificate of Incorporation of Doane Pet Care Company
                  (incorporated by reference to Exhibit 3.1 to Doane Pet Care
                  Company's Registration Statement on Form S-1, Reg. No.
                  33-98110 (the "Form S-1"))

   *3.2     --    Certificate of Designations, Preferences and Rights of 14.25%
                  Senior Exchangeable Preferred Stock due 2007, dated October
                  4, 1995

    3.3     --    Certificate of Amendment to Certificate of Incorporation of
                  Doane Pet Care Company dated February 4, 1998 (incorporated by reference to Exhibit 3.2 to Doane Pet Care Company's Annual
                  Report on Form 10-K for the year ended December 31, 1997
                  (the "1997 Form 10-K"))

   *3.4     --    Certificate of Amendment of Certificate of Incorporation of
                  Doane Pet Care Company dated November 10, 1998

   *3.5     --    Certificate of Amendment of Certificate of Designations,
                  Preferences and Rights of 14.25% Senior Exchangeable Preferred
                  Stock due 2007 dated November 11, 1998

   *3.6     --    Amended and Restated Bylaws of Doane Pet Care Company

    4.1     --    Indenture dated November 12, 1998 between Doane Pet Care Company and Wilmington Trust Company (incorporated by reference to Exhibit
                  10.12 of Doane Pet Care Enterprises, Inc.'s Registration Statement
                  on Form S-1, Reg. No. 333-61027 ("Enterprises' Form S-1"))

    4.2     --    Registration Agreement among Doane Pet Care Company,
                  Donaldson, Lufkin & Jenrette Securities Corporation and Chase
                  Securities Inc. dated November 12, 1998 (incorporated by
                  reference to Exhibit 4.2 to Doane Pet Care Company's
                  Registration Statement on Form S-4, Reg. No. 333-70759 (the
                  "Form S-4"))

    9.1     --    Second Amended and Restated Investors' Agreement dated as of
                  March 26, 2001 among Doane Pet Care Company, Doane Pet Care
                  Enterprises, Inc., Summit Capital Inc., Summit/DPC Partners
                  Inc., J. P. Morgan Partners (BHCA), L.P., Baseball Partners,
                  DLJ Merchant Banking Partners, L.P., DLJ International
                  Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
                  Banking Funding, Inc., DLJ First ESC, L.P., Bruckmann, Rosser,
                  Sherrill & Co., L.P., PNC Capital Corp., and certain other persons name therein (incorporated by reference to Exhibit 9.1 to Doane Pet Care Company's Annual Report on Form 10-K/A for
                  the year ended December 30, 2000 (the "2000 Form 10-K/A"))

  +10.1     --    Employment Agreement dated January 1, 1998, between Doane Pet
                  Care Company and Douglas J. Cahill (incorporated by reference to Exhibit 10.3 to the 1997 Form 10-K)

  +10.2     --    Employment Agreement dated February 15, 1999, between Doane
                  Pet Care Company and Philip K. Woodlief (incorporated by
                  reference to Exhibit 10.14 to Enterprises' Form S-1)

  +10.3     --    First Amendment to Employment Agreement dated as of January 1,
                  2001, between Doane Pet Care Company and Philip K. Woodlief
                  (incorporated by reference to Exhibit 10.4 to the 2000 Form
                  10-K/A)

  +10.4     --    Employment Agreement dated January 1, 1998, between Doane Pet
                  Care Company and David L. Horton (incorporated by reference to
                  Exhibit 10.6 to the Form S-4)

  +10.5     --    First Amendment to Employment Agreement dated as of January 1,
                  2001, between Doane Pet Care Company and David L. Horton
                  (incorporated by reference to Exhibit 10.6 to the 2000 Form
                  10-K/A)

  +10.6     --    Employment Agreement dated August 17, 1998 between Doane Pet
                  Care Company and Joseph J. Meyers (incorporated by reference to Exhibit 10.7 to the 2000 Form 10-K/A)

  Exhibit
   Number                                  Description
  -------                                  -----------

   +10.7     --   First Amendment to Employment Agreement dated as of January 1,
                  2001, between Doane Pet Care Company and Joseph J. Meyers
                  (incorporated by reference to Exhibit 10.8 to the 2000 from
                  10-K/A)

   +10.8     --   Employment Agreement dated January 1, 1998 between Doane Pet
                  Care Company and Terry W. Bechtel (incorporated by reference to Exhibit 10.5 to the 1997 Form 10-K)

   +10.9     --   Doane Pet Care Enterprises Inc.'s, 1996 Stock Option Plan
                  (incorporated by reference to Exhibit 10.7 to Doane Pet Care
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996)

  +10.10     --   First Amendment to Doane Pet Care Enterprises, Inc.'s 1996
                  Stock Option Plan (incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K)

  +10.11     --   Second Amendment to Doane Pet Care Enterprises, Inc.'s, 1996
                  Stock Option Plan (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K)

  +10.12     --   Doane Pet Care Enterprises, Inc.'s 1999 Stock Incentive Plan
                  (incorporated by reference to Exhibit 10.10 to Doane Pet Care
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  January 1, 2000)

   10.13     --   Amended and Restated Credit Agreement dated as of May 8, 2000 among Doane Pet Care Company, as borrower, The Chase Manhattan
                  Bank, as administrative agent, DLJ Capital Funding, Inc, as syndication agent, and Firstar Bank, N.A., as documentation agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to Doane Pet Care Company's Quarterly Report
                  on Form 10-Q for the quarterly period ended July 1, 2000)

   10.14     --   Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 26, 2001 among Doane Pet Care Company, as
                  borrower, The Chase Manhattan Bank, as administrative agent,
                  DLJ Capital Funding, Inc, as syndication agent, and Firstar
                  Bank, N.A., as documentation agent and the banks named therein
                  (incorporated by reference to Exhibit 10.14 to the 2000 Form
                  10-K/A)

  *10.15     --   Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 22, 2002 among Doane Pet Care Company, as
                  borrower, JPMorgan Chase Bank, as administrative agent,
                  Wachovia Bank N.A., as co-agent, J.P. Morgan Securities Inc., as lead arranger, Wachovia Bank N.A. and Danske Bank A/S, as co-arrangers, and the banks named therein

   10.16     --   Loan and Warrant Agreement dated as of March 26, 2001 among
                  Doane Pet Care Enterprises, Inc., Doane Pet Care Company and
                  each of the lenders named therein (incorporated by reference to Exhibit 10.15 to the 2000 Form 10-K/A)

   *21.1     --   List of Subsidiaries of Doane Pet Care Company

   *23.1     --   Consent of KPMG LLP


----------

* Filed herewith

+ Management contracts or compensatory plans or arrangements.