Form 10-Q
period 2002-03-30
DOANE PET CARE CO
filed 2002-05-07
CIK 1002211

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

              x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

                                       OR

              o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 1, 2002, registrant had outstanding 1,000 shares of common stock.

================================================================================

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

                                                                                                       PAGE
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of March 30, 2002
         and December 29, 2001.......................................................................   1

         Unaudited Condensed Consolidated Statements of Income for the three
         months ended March 30, 2002 and March 31, 2001..............................................   2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and
         Comprehensive Income for the three months ended March 30, 2002..............................   3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         three months ended March 30, 2002 and March 31, 2001........................................   4

         Notes to Unaudited Condensed Consolidated Financial Statements..............................   5

         Independent Auditors' Review Report.........................................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................  14


                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................  15

Signatures...........................................................................................  16

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)



                                                                         MARCH 30,       DECEMBER 29,
                                                                           2002             2001
                                                                       -----------       ------------
                                                                       (UNAUDITED)

ASSETS

Current assets:
    Cash and cash equivalents ...................................        $   7,288         $   6,032
    Accounts receivable, net ....................................          104,605           120,760
    Inventories, net ............................................           53,907            54,841
    Deferred tax asset ..........................................            9,608            10,115
    Prepaid expenses and other current assets ...................            6,683             5,469
                                                                         ---------         ---------

        Total current assets ....................................          182,091           197,217

Property, plant and equipment, net ..............................          243,278           249,379
Goodwill and other intangible assets, net .......................          346,003           347,081
Other assets ....................................................           43,722            42,868
                                                                         ---------         ---------

        Total assets ............................................        $ 815,094         $ 836,545
                                                                         =========         =========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt ........................        $  27,712         $  28,488
    Accounts payable ............................................           71,874            64,013
    Accrued liabilities .........................................           50,664            57,721
                                                                         ---------         ---------

        Total current liabilities ...............................          150,250           150,222

Long-term debt, excluding current maturities ....................          524,727           559,335
Other long-term liabilities .....................................           11,535            10,805
Deferred tax liability ..........................................           16,239            12,585
                                                                         ---------         ---------

        Total liabilities .......................................          702,751           732,947
                                                                         ---------         ---------

Senior Preferred Stock, 3,000,000 shares authorized,
    1,200,000 shares issued and outstanding .....................           68,502            65,672
                                                                         ---------         ---------

Commitments and contingencies

Stockholder's equity:
    Common stock, $0.01 par value; 1,000 shares authorized,
        issued and outstanding ..................................               --                --
    Additional paid-in-capital ..................................          115,655           115,655
    Accumulated other comprehensive loss ........................           (7,335)           (7,607)
    Accumulated deficit .........................................          (64,479)          (70,122)
                                                                         ---------         ---------

        Total stockholder's equity ..............................           43,841            37,926
                                                                         ---------         ---------

        Total liabilities and stockholder's equity ..............        $ 815,094         $ 836,545
                                                                         =========         =========



    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                       THREE MONTHS ENDED
                                                                                   --------------------------
                                                                                   MARCH 30,         MARCH 31,
                                                                                     2002              2001
                                                                                   ---------         ---------

Net sales .................................................................        $ 220,106         $ 250,764
Cost of goods sold ........................................................          169,192           219,017
                                                                                   ---------         ---------

        Gross profit ......................................................           50,914            31,747

Operating expenses:
     Promotion and distribution ...........................................           13,589            15,750
     Selling, general and administrative ..................................           11,070            13,185
     Amortization of intangibles (Note 3) .................................              832             3,452
                                                                                   ---------         ---------

        Income (loss) from operations .....................................           25,423              (640)
Interest expense, net .....................................................           13,307            14,335
Other income, net .........................................................             (168)             (177)
                                                                                   ---------         ---------

        Income (loss) before income taxes .................................           12,284           (14,798)
Income tax expense (benefit) ..............................................            3,811            (6,021)
                                                                                   ---------         ---------

        Net income (loss) .................................................            8,473            (8,777)
Preferred stock dividends and accretion ...................................           (2,830)           (2,495)
                                                                                   ---------         ---------

        Net income (loss) available to common shares ......................        $   5,643         $ (11,272)
                                                                                   =========         =========


        Basic and diluted net income (loss) per common share ..............        $   5,643         $ (11,272)
                                                                                   =========         =========

Basic and diluted weighted-average common shares outstanding ..............            1,000             1,000
                                                                                   =========         =========



    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF

                  STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                       ACCUMULATED
                                                      COMMON STOCK      ADDITIONAL        OTHER
                                                 --------------------     PAID-IN     COMPREHENSIVE   ACCUMULATED
                                                  SHARES      AMOUNT      CAPITAL          LOSS          DEFICIT       TOTAL
                                                 --------    --------   ----------    -------------   -----------     --------

Balances at December 29, 2001 ...............       1,000    $     --    $115,655        $ (7,607)       $(70,122)    $ 37,926
   Comprehensive income:
     Net income .............................          --          --          --              --           8,473        8,473
     Foreign currency translation, net ......          --          --          --            (607)             --         (607)
     Unrealized gain, net of
       deferred tax expense of $541 .........          --          --          --             879              --          879
                                                                                                                      --------
            Total comprehensive income ......                                                                            8,745
                                                                                                                      --------
   Preferred stock dividends ................          --          --          --              --          (2,560)      (2,560)
   Accretion of preferred stock .............          --          --          --              --            (270)        (270)
                                                 --------    --------    --------        --------        --------     --------
Balances at March 30, 2002 ..................       1,000    $     --    $115,655        $ (7,335)       $(64,479)    $ 43,841
                                                 ========    ========    ========        ========        ========     ========



    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                 THREE MONTHS ENDED
                                                                               ----------------------
                                                                               MARCH 30,    MARCH 31,
                                                                                 2002         2001
                                                                               ---------    ---------

Cash flows from operating activities:
      Net income (loss) ...................................................    $  8,473     $ (8,777)
      Items not requiring (providing) cash:
         Depreciation .....................................................       6,842        7,351
         Amortization of intangibles ......................................         832        3,452
         Deferred income tax expense (benefit) ............................       3,709       (6,614)
         Non-cash interest expense ........................................       1,892          663
         Equity in joint ventures .........................................        (177)        (129)
         Other non-cash credits (charges), net ............................          (8)        (166)
         Changes in current assets and liabilities ........................      18,237      (14,910)
                                                                               --------     --------

             Net cash provided by (used in) operating activities ..........      39,800      (19,130)
                                                                               --------     --------

Cash flows from investing activities:
      Capital expenditures ................................................      (2,128)      (2,530)
      Other, net ..........................................................         (93)      (1,153)
                                                                               --------     --------

             Net cash used in investing activities ........................      (2,221)      (3,683)
                                                                               --------     --------

Cash flows from financing activities:
      Net borrowings (repayments) under revolving credit agreements .......     (29,000)      17,700
      Proceeds from issuance of long-term debt ............................       9,738       13,605
      Parent capital contribution .........................................          --        6,700
      Principal payments on long-term debt ................................     (14,940)      (9,386)
      Payments for debt issuance costs ....................................      (2,034)      (2,587)
                                                                               --------     --------

             Net cash provided by (used in) financing activities ..........     (36,236)      26,032
Effect of exchange rate changes on cash and cash equivalents ..............         (87)        (268)
                                                                               --------     --------

             Increase in cash and cash equivalents ........................       1,256        2,951

Cash and cash equivalents, beginning of period ............................       6,032        3,158
                                                                               --------     --------

Cash and cash equivalents, end of period ..................................    $  7,288     $  6,109
                                                                               ========     ========



    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



 (1)     BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company and Subsidiaries (the "Company") do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The year end condensed consolidated balance sheet data was derived from audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 2002 presentation.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's 2001 Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (the "2001 10-K"), including related exhibits. The accounting policies used in preparing these financial statements are the same as those summarized in the 2001 10-K, except for the adoption of Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), as discussed in Note 3 -- "Recently Issued Accounting Pronouncement."

         The Company's fiscal year ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the first quarters of fiscal 2001 and 2002 ending on March 31, 2001 and March 30, 2002, respectively.

(2)      PROMOTIONAL ACCOUNTING RECLASSIFICATION

         In fiscal 2001, the Company adopted Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-9"), which provides guidance on when to record certain sales incentives as well as the classification of certain sales incentives in the statement of income. As a result of adopting EITF 01-9, the Company records volume-based rebates and certain sales incentives as a component of net sales, and free-goods promotions as a component of cost of goods sold. Prior to adopting EITF 01-9, the Company recorded these costs as a component of promotion and distribution expense.

         Previously issued quarterly results of fiscal 2001 have been reclassified, as disclosed in the Company's 2001 10-K, to reflect the proper classification of sales incentives in the statement of income. This change was made based on a year end review of the Company's policies and procedures relating to EITF 01-9. The reclassification resulted in a reduction in net sales of $5.1 million and an increase in cost of goods sold of $0.5 million offset by a decrease of $5.6 million in promotion and distribution expense for the first quarter of fiscal 2001.

(3)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         Effective December 30, 2001, the Company adopted SFAS 142. SFAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. For intangible assets identified with an indefinite life, the Company is required to test the intangible asset for impairment in accordance with SFAS 142 within the first six months of fiscal 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. In the first quarter of fiscal 2002, the Company reassessed the useful lives and residual values of all intangible assets acquired

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


in purchase business combinations, which resulted in no impact on its accompanying unaudited condensed consolidated financial statements. The impact of impairment, if any, on the Company's identifiable intangible assets with indefinite lives has not yet been determined. The Company is currently performing the first step of the impairment test, which is to assess whether there is an indication of impairment under SFAS 142, and expects to complete this initial assessment by the end of the second quarter of fiscal 2002. The adoption of SFAS 142 results in the elimination of annual amortization expense related to goodwill and other intangible assets of approximately $10.0 million, or $7.5 million net of income tax benefit.

         Unaudited results of operations of the Company adjusted to give effect to SFAS 142 as if it were adopted on December 31, 2000 follows (in thousands, except per share amounts):


                                                                            THREE MONTHS ENDED
                                                                        -----------------------------
                                                                          MARCH 30,         MARCH 31,
                                                                            2002              2001
                                                                        -----------       -----------
                                                                        (UNAUDITED)       (UNAUDITED)

Net income (loss), as reported ..................................         $  8,473         $ (8,777)
Add back: amortization, net of income tax benefit ...............               --            1,816
                                                                          --------         --------

       Net income (loss), as adjusted ...........................         $  8,473         $ (6,961)
                                                                          ========         ========

Basic and diluted net income (loss) per common
       share, as adjusted .......................................         $  5,643         $ (9,456)
                                                                          ========         ========


(4)      INVENTORIES

         A summary of inventories, net of valuation allowance, follows (in thousands):

                                                      MARCH 30,      DECEMBER 29,
                                                        2002             2001
                                                    -----------      ------------
                                                    (Unaudited)

Raw materials ...............................         $ 12,851         $ 12,312
Packaging materials .........................           14,016           16,139
Finished goods ..............................           27,040           26,390
                                                      --------         --------

       Total ................................         $ 53,907         $ 54,841
                                                      ========         ========

(5)      LONG-TERM DEBT

         In March 2002, the Company amended its senior credit facility to provide, among other things: 1) for an increase in interest rates on all loans to the Euro dollar rate plus 4.75%, or the prime rate plus 3.75% until maturity in 2006, and an increase in the commitment fee rate on its revolving credit facility to 1.00%; 2) a grant to its lenders of a lien on its material operating cash accounts; 3) an increase in the limit on the amount of future capital expenditures up to a total of $25.0 million for 2002 and $7.0 million for the first quarter of 2003; 4) a limit on other investing activities; 5) restrictions on repayments under the sponsor facility; 6) a new minimum EBITDA covenant; and
7) for the issuance of new senior subordinated notes if the net proceeds of such new senior subordinated notes are used to repay the loans under the senior credit facility. In addition, the amendment provides that an Excess Leverage Fee will accrue if the "senior leverage" ratio exceeds 3.25 to 1.00 as of March 31, 2003, at a rate equal to 2.5% of the sum of the daily average of the aggregate unpaid principal amount of the loans from March 31, 2002 to March 31, 2003. If

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)



the fee is earned, it will be payable only from any future asset sales, and debt and equity offerings, but in any event not later than March 31, 2005.

(6)      ACCRUALS FOR RESTRUCTURING COSTS

         As of December 29, 2001, the Company had $4.8 million accrued for restructuring costs. During the first quarter of fiscal 2002, the Company made cash payments of $0.6 million related to these restructuring charges consisting of $0.4 million related to severance and $0.2 million related to carrying costs on closed plants. At March 30, 2002, the Company had $4.2 million of accrued restructuring costs of which it expects to pay $2.7 million and $1.3 million in fiscal 2002 and 2003, respectively, and the remainder in fiscal 2004.

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

                       INDEPENDENT AUDITORS' REVIEW REPORT

Board of Directors
Doane Pet Care Company


We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of March 30, 2002, the related condensed consolidated statements of income for the three-month periods ended March 30, 2002 and March 31, 2001, the condensed consolidated statement of stockholder's equity and comprehensive income for the three-month period ended March 30, 2002 and the condensed consolidated statements of cash flows for the three-month periods ended March 30, 2002 and March 31, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of December 29, 2001, and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 29, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the condensed consolidated financial statements, effective December 30, 2001, Doane Pet Care Company and Subsidiaries adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                                     /s/ KPMG LLP

Houston, Texas
April 24, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The reader is encouraged to refer to the accompanying unaudited condensed consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes contained in our 2001 Annual Report on Form 10-K for the fiscal year ended December 29, 2001 ("2001 10-K").

FORWARD-LOOKING STATEMENTS

        Certain of the statements set forth below and in Item 3 -- "Quantitative and Qualitative Disclosures about Market Risk," and elsewhere in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements:

         o address activities, events or developments that we expect, believe, anticipate or estimate will or may occur in the future;

         o are based on certain assumptions and analyses that we have made and we believe are reasonable; and

         o are based on various risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by us from time to time, changes in laws or regulations and other factors, many of which are beyond our control.

        Factors that could cause results to differ materially include without limitation: changes in demand from major customers, changes in demand for our products, changes in market trends, general competitive pressures from existing and new competitors, changes in laws and regulations, adverse changes in operating performance and adverse economic conditions. Any of these factors, or any combination of these factors, could materially affect our future results of operations and whether our forward-looking statements ultimately prove to be accurate. Additional important factors that could cause our actual results to differ materially from our expectations are disclosed under Item 1 -- "Business -- Risk Factors" of our 2001 10-K. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements.

CRITICAL ACCOUNTING POLICIES

         Accounts Receivable Allowance. At March 30, 2002, our gross accounts receivable were $113.2 million. We had a valuation allowance of $8.6 million at March 30, 2002, primarily for outstanding deductions with customers. Our policy is to estimate the allowance by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise the allowance against accounts receivable as we receive more information on this matter.

         Inventories Valuation Allowance. At March 30, 2002, our gross inventories were $59.8 million. We had a valuation allowance for obsolescence of $5.9 million at March 30, 2002, primarily related to packaging inventories. Our policy is to estimate the obsolescence reserve based on specific identification of obsolete products or potential products to be rationalized with the estimate taking into account both the probability and timing of rationalization. We may revise the allowance against inventories as we receive more information on this matter.

         Deferred Tax Assets. At March 30, 2002, our gross deferred tax assets totaled $27.2 million, of which $12.0 million related to the deferred tax benefit associated with our federal net operating loss carryforwards of $34.4 million that are available to offset future taxable income through 2021. Realization of the deferred tax assets is dependent upon our ability to generate sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. Our results of operations reflect net losses in fiscal 2000 and 2001, which are primarily due to non-recurring and Project Focus implementation expenses. Although realization is not assured, we believe that it is more likely than not that the deferred tax assets will be realized.

         Goodwill and Other Intangible Assets. At March 30, 2002, our net goodwill and other intangible assets totaled $346.0 million. Our policy is to test the fair value of goodwill and other intangible assets for impairment in accordance with Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which became effective for us as of the beginning of fiscal 2002. See "Recently Issued Accounting Pronouncement."

RESULTS OF OPERATIONS

         Our results of operations reflect the reclassification of volume-based rebates and certain sales incentives as a reduction in net sales, and free-goods promotions as an increase in cost of goods sold with the offset being a decrease in promotion and distribution expense. Results for the first quarter of fiscal 2001 have been reclassified, as discussed in our 2001 10-K. See Note 2 -- "Promotional Accounting Reclassification" to our accompanying unaudited condensed consolidated financial statements included herein.

         The following discussion is based on our accompanying unaudited condensed consolidated financial statements and notes thereto included herein (table in thousands, except percentages):

                                                                          THREE MONTHS ENDED
                                                           --------------------------------------------------
                                                              MARCH 30, 2002               MARCH 31, 2001
                                                           --------------------         ---------------------

Net sales .............................................    $  220,106     100.0%        $  250,764      100.0%
Cost of goods sold ....................................       169,192      76.9            219,017       87.3
                                                           ----------     -----         ----------      -----

         Gross profit .................................        50,914      23.1             31,747       12.7

Operating expenses:
     Promotion and distribution .......................        13,589       6.1             15,750        6.3
     Selling, general and administrative ..............        11,070       5.0             13,185        5.3
     Amortization of intangibles ......................           832       0.4              3,452        1.4
                                                           ----------     -----         ----------      -----

         Income (loss) from operations ................        25,423      11.6               (640)      (0.3)

Interest expense, net .................................        13,307       6.0             14,335        5.6
Other income, net .....................................          (168)       --               (177)        --
                                                           ----------     -----         ----------      -----

         Income (loss) before income taxes ............        12,284       5.6            (14,798)      (5.9)
Income tax expense (benefit) ..........................         3,811       1.8             (6,021)      (2.4)
                                                           ----------     -----         ----------      -----

         Net income (loss) ............................    $    8,473       3.8%        $   (8,777)      (3.5)%
                                                           ==========     =====         ==========      =====

THREE MONTHS ENDED MARCH 30, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Net sales. Our net sales in the first quarter of 2002 decreased 12.2% to $220.1 million from $250.8 million in the comparable 2001 period primarily due to the impact of the divestitures of the Deep Run and Perham businesses and lower global sales volumes related to Project Focus implementation.

         Gross profit. Our gross profit in the first quarter of 2002 increased $19.2 million to $50.9 million from $31.7 million in the comparable 2001 period primarily due to the favorable impact caused by the volatility of commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $6.8 million reduction in our cost of goods sold in the first quarter of 2002 compared to a $7.8 million increase in our cost of goods sold in the same 2001 period, which accounts for $14.6 million of the $19.2 million increase. Excluding the impact of SFAS 133, gross profit increased to $44.1 million, or 20.1% of net sales, from $39.5 million, or 15.8% of net sales. This improvement is due to significantly lower natural gas prices, lower ingredient costs and lower operating costs as a result of the closure of certain inefficient manufacturing facilities in fiscal 2001, as well as efficiencies achieved at our remaining plants in both fiscal 2001 and 2002.
In addition, the improvement is partially due to the impact of the divestitures of the Deep Run and Perham businesses.

         Promotion and distribution. Promotion and distribution expense for the first quarter of 2002 decreased 13.7% to $13.6 million from $15.8 million in the comparable 2001 period primarily due to the reduction in sales volumes.

         Selling, general and administrative. Selling, general and administrative expense for the first quarter of 2002 decreased 16.0% to $11.1 million from $13.2 million in the comparable 2001 period primarily due to lower costs from restructuring and other cost saving initiatives achieved in fiscal 2001.

         Amortization of intangibles. Amortization expense for the first quarter of 2002 decreased 75.9% to $0.8 million from $3.5 million in the comparable 2001 period primarily due to goodwill and other intangible assets no longer being amortized. See "Recently Issued Accounting Pronouncement."

         Interest expense, net. Interest expense, net of interest income, for the first quarter of 2002 decreased 7.2% to $13.3 million from $14.3 million in the comparable 2001 period due to lower interest rates associated with our floating rate debt.

         Income tax expense (benefit). We recognized income tax expense of $3.8 million for the first quarter of 2002 and an income tax benefit of $6.0 million in the comparable 2001 period. Our effective tax rate is different from the combined U.S. federal and state statutory rate of 38.9% primarily due to the difference between U.S. and foreign effective tax rates. In addition, our effective tax rate in the first quarter of 2001 was impacted by certain goodwill amortization that was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and industrial development revenue bonds. We had working capital of $31.8 million at March 30, 2002.

         Cash Flows. Net cash provided by our operating activities was $39.8 million in the first quarter of 2002 compared to net cash used in our operating activities of $19.1 million in the 2001 period. This increase was primarily due to the increase in our income before income taxes, depreciation and amortization, lower deposit amounts in our commodity margin accounts and an increase in accounts payable in the first quarter of 2002 compared to a decrease in accounts payable in the 2001 period. The increase in accounts payable in 2002 was partially due to the classification of outstanding checks as an increase in accounts payable at the end of the first quarter of 2002 due to our net negative cash position and as a reduction in cash and cash equivalents at the end of fiscal 2001 due to our net positive cash position. In addition, the change is the result of unusually high trade accounts payable at the end of fiscal 2000 compared to lower than normal trade accounts payable at the end of fiscal 2001.

         Net cash used in our investing activities was $2.2 million in the first quarter of 2002 compared to $3.7 million in the 2001 period. This decrease is primarily associated with reduced expenditures for capital and other investments.

         Net cash used in our financing activities was approximately $36.2 million in the first quarter of 2002 compared to net cash provided by our financing activities of $26.0 million in the 2001 period. See "Note 5 - Long-Term Debt" to our accompanying unaudited condensed consolidated financial statements included herein. This increase was primarily attributable to using cash provided by operating activities to reduce our revolving credit borrowings.

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

         Our senior credit facility provides for total commitments of Euro 75.4 million for a Euro term loan facility and $361.0 million, consisting of the $286.0 million USD term loan facility and a $75.0 million revolving credit facility with a $20.0 million sub-limit for issuance of letters of credit. The commitments under the revolving credit facility are reduced to $60.0 million until certain financial performance tests are achieved. Such tests were not met in fiscal 2001 and we do not believe they will be met in fiscal 2002. As of March 30, 2002, borrowings under the revolving credit facility were $9.0 million including $2.6 million letters of credit resulting in $48.4 million available borrowings.

         The Euro term loan facility bore interest at 7.65%, the USD term loan facility bore interest at 8.91% and the revolving credit facility bore interest at 8.66% at December 29, 2001. Effective March 25, 2002, all loans bear interest at the Euro dollar rate plus 4.75%, or the prime rate plus 3.75% until maturity in 2006. The principal amounts due under the Euro term loan facility are as follows: (i) approximately Euro 8.7 million in the years 2002 and 2003; (ii) approximately Euro 11.0 million in the year 2004; and (iii) approximately Euro
47.0 million in the year 2005. The USD term loan facility consists of three tranches with terms between five and one-half years and six and one-half years, unless terminated sooner upon an event of default. The principal amounts due under the USD term loan facility are as follows: (i) approximately $15.0 million in the years 2002, 2003 and 2004; (ii) approximately $162.0 million in the year 2005; and (iii) approximately $79.1 million in the year 2006. The revolving credit facility has an initial term of six and one-half years.

         In March 2002, we amended the senior credit facility to provide, among other things: 1) for an increase in interest rates described above and an increase in the commitment fee rate on our revolving credit facility to 1.00%;
2) a grant to our lenders of a lien on our material operating cash accounts; 3) an increase in the limit on the amount of future capital expenditures up to a total of $25.0 million for 2002 and $7.0 million for the first quarter of 2003;
4) a limit on other investing activities; 5) restrictions on repayments under the sponsor facility; 6) a new minimum EBITDA covenant; and 7) for the issuance of new senior subordinated notes if the net proceeds of such new senior subordinated notes are used to repay the loans under the senior credit facility. In addition, the amendment provides that an excess leverage fee will accrue if the "senior leverage" ratio exceeds 3.25 to 1.00 as of March 31, 2003, at a rate equal to 2.5% of the sum of the daily average of the aggregate unpaid principal amount of the loans from March 31, 2002 to March 31, 2003. If the fee is earned, it will be payable only from any future asset sales, and debt and equity offerings, but in any event not later than March 31, 2005.

         The amendments to our senior credit facility in 2001 and 2002 also waived certain financial covenant requirements for the years ended December 30, 2000, and December 29, 2001 and reduced the financial covenant requirements through March 31, 2003. Without such waivers, we would not have been in compliance with the waived covenants at December 30, 2000 or December 29, 2001.

         We believe the credit availability under our senior credit facility will provide us with the necessary liquidity for operational and investment requirements in the current operating environment. We also believe the capital expenditures permitted under the senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and meet customer requirements for fiscal 2002.

         Capitalization. During fiscal 2002, our goal is to improve our ability to comply with the covenants in our credit agreements and ultimately reduce our leverage. We are exploring several alternatives to achieve this goal, either alone or in some combination. Some of these alternatives include raising additional equity capital, restructuring our senior credit facility, strategic acquisitions, sales of non-strategic assets and issuing longer term debt securities. We cannot assure you that we will be able to achieve these goals.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which became effective for us as of the beginning of fiscal 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. For intangible assets identified with an indefinite life, we are required to test the intangible asset for impairment in accordance with SFAS 142 within the first six months of fiscal 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. In the first quarter of fiscal 2002, we reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, which resulted in no impact on our accompanying unaudited condensed consolidated financial statements. The impact of impairment, if any, on our identifiable intangible assets with indefinite lives has not yet been determined. We are currently performing the first step of the impairment test, which is to assess whether there is an indication of impairment under SFAS 142, and expect to complete this initial assessment by the end of the second quarter of fiscal 2002. The adoption of SFAS 142 results in the elimination of annual amortization expense related to goodwill and other intangible assets of approximately $10.0 million, or $7.5 million net of income tax benefit.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

         Commodity price risk. We manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. At March 30, 2002, we had open commodity contracts with a fair value loss of $1.4 million.

         Based upon an analysis we completed as of March 30, 2002 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $3.0 million, or $1.8 million net of deferred tax benefit.

         Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our floating rate debt, which totaled $355.0 million at March 30, 2002. Of that amount, $115.0 million of our floating rate debt was hedged by interest rate swap contracts and $50.0 million was hedged by an interest rate cap contract. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Amounts received or paid under interest rate swap contracts and gains and losses on interest rate cap contracts are recorded as interest income (expense) in the accompanying unaudited condensed consolidated financial statements included herein. Gains and losses on interest rate swap contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. At March 30, 2002, we had a cumulative deferred loss on our interest rate swap contracts of $3.2 million, or $2.0 million net of cumulative deferred tax benefit.

         Accordingly, our net income is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our current floating rate debt and interest rate swap and cap contracts, our income would decrease by approximately $0.5 million, or $0.3 million net of income tax benefit, for the first quarter of fiscal 2002. In addition, such a change would result in a decrease of approximately $7.5 million in the fair value of our fixed rate debt at March 30, 2002. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

         Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. We currently have European operations that sell pet food products throughout Europe. In connection with our acquisition of Arovit, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. As of March 30, 2002, the cumulative translation adjustment for the net investment in our foreign operations was a net loss of $5.8 million, which includes an unrealized cumulative gain of $2.0 million for the translation of our Euro-denominated debt to U.S. dollars. The cumulative translation adjustment is recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein.

         We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with changes in the market values of the hedged items both at inception and over the life of the contracts. Gains and losses on foreign currency forward contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. At March 30, 2002, we had a cumulative deferred gain on foreign currency forward contracts of $0.6 million, or $0.4 million net of cumulative deferred tax expense.

At March 30, 2002, we had open foreign currency forward contracts that mature within the next 12 months with a notional value of $3.5 million and a fair value loss of $0.4 million.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibit is filed as part of this report:

  EXHIBIT
   NUMBER                                              DESCRIPTION

    10.1    --   Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 22, 2002 among Doane Pet Care Company, as borrower, JPMorgan Chase Bank, as administrative agent, Wachovia Bank N.A., as co-agent, J.P. Morgan Securities Inc., as lead arranger, Wachovia Bank N.A. and Danske Bank A/S, as co-arrangers, and the banks named therein (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K)

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOANE PET CARE COMPANY

                               By:  /s/ PHILIP K. WOODLIEF
                                    ------------------------------------------
                                       Philip K. Woodlief
                                       Vice President, Finance and
                                        Chief Financial Officer

                               By:  /s/ STEPHEN P. HAVALA
                                    ------------------------------------------
                                       Stephen P. Havala
                                       Corporate Controller and
                                        Principal Accounting Officer


Date:    May 7, 2002