Form 10-Q
period 2002-06-29
DOANE PET CARE CO
filed 2002-08-13
CIK 1002211

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of July 31, 2002, the registrant had outstanding 1,000 shares of common stock.

================================================================================

                                TABLE OF CONTENTS


                                                                                                      PAGE
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of June 29, 2002
         and December 29, 2001.......................................................................   1

         Unaudited Condensed Consolidated Statements of Income for the three
         months and six months ended June 29, 2002 and June 30, 2001.................................   2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and
         Comprehensive Income for the six months ended June 29, 2002.................................   3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         six months ended June 29, 2002 and June 30, 2001............................................   4

         Notes to Unaudited Condensed Consolidated Financial Statements..............................   5

         Independent Auditors' Review Report.........................................................  14

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................  15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................  22


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................  23

Signatures...........................................................................................  24

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)


                                                                  JUNE 29,        DECEMBER 29,
                                                                    2002              2001
                                                                ------------      ------------
                                                                                   (AUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                   $      6,250      $      6,032
    Accounts receivable, net                                         103,569           120,760
    Inventories, net                                                  55,625            54,841
    Deferred tax asset                                                 9,716            10,115
    Prepaid expenses and other current assets                         11,810             5,469
                                                                ------------      ------------
       Total current assets                                          186,970           197,217
Property, plant and equipment, net                                   252,699           249,379
Goodwill and other intangible assets, net                            357,473           347,081
Other assets                                                          44,444            42,868
                                                                ------------      ------------
       Total assets                                             $    841,586      $    836,545
                                                                ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current maturities of long-term debt                        $     29,818      $     28,488
    Accounts payable                                                  76,287            64,013
    Accrued liabilities                                               50,414            57,721
                                                                ------------      ------------
       Total current liabilities                                     156,519           150,222
Long-term debt, excluding current maturities                         519,018           559,335
Other long-term liabilities                                           15,093            10,805
Deferred tax liability                                                17,898            12,585
                                                                ------------      ------------
       Total liabilities                                             708,528           732,947
                                                                ------------      ------------
Senior Preferred Stock, 3,000,000 shares authorized,
    1,200,000 shares issued and outstanding                           71,422            65,672
                                                                ------------      ------------
Commitments and contingencies
Stockholder's equity:
    Common stock, $0.01 par value; 1,000 shares authorized,
       issued and outstanding                                             --                --
    Additional paid-in-capital                                       115,655           115,655
    Accumulated other comprehensive income (loss)                      8,193            (7,607)
    Accumulated deficit                                              (62,212)          (70,122)
                                                                ------------      ------------
       Total stockholder's equity                                     61,636            37,926
                                                                ------------      ------------
       Total liabilities and stockholder's equity               $    841,586      $    836,545
                                                                ============      ============



    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      --------------------------      --------------------------
                                                       JUNE 29,        JUNE 30,        JUNE 29,        JUNE 30,
                                                         2002            2001            2002            2001
                                                      ----------      ----------      ----------      ----------
Net sales                                             $  204,298      $  217,262      $  424,404      $  468,026
Cost of goods sold                                       155,532         176,710         324,724         395,727
                                                      ----------      ----------      ----------      ----------
     Gross profit                                         48,766          40,552          99,680          72,299
Operating expenses:
    Promotion and distribution                            13,344          13,882          26,933          29,632
    Selling, general and administrative                   11,470          12,306          22,540          25,491
    Amortization of intangibles                              856           3,445           1,688           6,897
    Non-recurring expenses                                    --           6,662              --           6,662
                                                      ----------      ----------      ----------      ----------
     Income from operations                               23,096           4,257          48,519           3,617
Interest expense, net                                     16,518          14,539          29,825          28,874
Other income, net                                           (467)           (427)           (635)           (604)
                                                      ----------      ----------      ----------      ----------
     Income (loss) before income taxes                     7,045          (9,855)         19,329         (24,653)
Income tax expense (benefit)                               1,858          (3,693)          5,669          (9,714)
                                                      ----------      ----------      ----------      ----------
     Net income (loss)                                     5,187          (6,162)         13,660         (14,939)
Preferred stock dividends and accretion                   (2,920)         (2,574)         (5,750)         (5,069)
                                                      ----------      ----------      ----------      ----------
     Net income (loss) available to common shares     $    2,267      $   (8,736)     $    7,910      $  (20,008)
                                                      ==========      ==========      ==========      ==========
     Basic and diluted net income (loss)
       per common share                               $    2,267      $   (8,736)     $    7,910      $  (20,008)
                                                      ==========      ==========      ==========      ==========
Basic and diluted weighted-average common
    shares outstanding                                     1,000           1,000           1,000           1,000
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


                                                                                   ACCUMULATED
                                              COMMON STOCK         ADDITIONAL         OTHER
                                            -----------------       PAID-IN       COMPREHENSIVE      ACCUMULATED
                                            SHARES     AMOUNT       CAPITAL       INCOME (LOSS)        DEFICIT          TOTAL
                                            ------     ------     -----------     -------------      -----------      ---------
Balances at December 29, 2001 (Audited)      1,000     $   --     $   115,655     $      (7,607)     $   (70,122)     $  37,926
   Comprehensive income:
      Net income                                --         --              --                --           13,660         13,660
      Foreign currency translation, net         --         --              --            14,843               --         14,843
      Unrealized gain, net of
         deferred tax expense of $536           --         --              --               957               --            957
                                                                                                                      ---------
          Total comprehensive income                                                                                     29,460
                                                                                                                      ---------
   Preferred stock dividends                    --         --              --                --           (5,211)        (5,211)
   Accretion of preferred stock                 --         --              --                --             (539)          (539)
                                            ------     ------     -----------     -------------      -----------      ---------
Balances at June 29, 2002                    1,000     $   --     $   115,655     $       8,193      $   (62,212)     $  61,636
                                            ======     ======     ===========     =============      ===========      =========



    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent auditors' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          SIX MONTHS ENDED
                                                                       ----------------------
                                                                       JUNE 29,      JUNE 30,
                                                                         2002          2001
                                                                       --------      --------
Cash flows from operating activities:
     Net income (loss)                                                 $ 13,660      $(14,939)
     Items not requiring (providing) cash:
       Depreciation                                                      13,804        14,208
       Amortization of intangibles                                        1,688         6,897
       Deferred income tax expense (benefit)                              5,065       (10,302)
       Non-cash interest expense                                          6,073         2,372
       Equity in joint ventures                                            (553)         (579)
       Net loss on divestitures                                              --         4,660
       Other non-cash charges (credits), net                                379          (302)
       Changes in current assets and liabilities                         18,460       (24,519)
                                                                       --------      --------
         Net cash provided by (used in) operating activities             58,576       (22,504)
                                                                       --------      --------
Cash flows from investing activities:
     Capital expenditures                                                (6,533)       (5,870)
     Proceeds from sale of assets                                           573        19,459
     Other, net                                                            (620)       (1,173)
                                                                       --------      --------
       Net cash provided by (used in) investing activities               (6,580)       12,416
                                                                       --------      --------
Cash flows from financing activities:
     Net borrowings (repayments) under revolving credit agreements      (38,000)        4,000
     Proceeds from issuance of long-term debt                             9,738        17,055
     Principal payments on long-term debt                               (21,506)      (15,775)
     Payments for debt issuance costs                                    (2,695)       (2,660)
     Parent capital contribution                                             --         8,355
                                                                       --------      --------
       Net cash provided by (used in) financing activities              (52,463)       10,975
Effect of exchange rate changes on cash and cash equivalents                685           (55)
                                                                       --------      --------
       Increase in cash and cash equivalents                                218           832
Cash and cash equivalents, beginning of period                            6,032         3,158
                                                                       --------      --------
Cash and cash equivalents, end of period                               $  6,250      $  3,990
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

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's 2001 Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (the "2001 10-K"), including related exhibits. The accounting policies used in preparing these financial statements are the same as those summarized in the 2001 10-K, except for the adoption of Financial Accounting Standards Board's ("FASB's") Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), as discussed in Note 3 -- "Recently Issued Accounting Pronouncement."

         The Company's fiscal year ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the second quarters of fiscal 2001 and 2002 ending on June 30, 2001 and June 29, 2002, respectively.

(2)      PROMOTIONAL ACCOUNTING RECLASSIFICATION

         In fiscal 2001, the Company adopted FASB's Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-9"), which provides guidance on when to record certain sales incentives as well as the classification of certain sales incentives in the statement of income. As a result of adopting EITF 01-9, the Company records volume-based rebates and certain sales incentives as a component of net sales, and free-goods promotions as a component of cost of goods sold. Prior to adopting EITF 01-9, the Company recorded these costs as a component of promotion and distribution expense.

         Previously issued quarterly results of fiscal 2001 have been reclassified, as disclosed in the Company's 2001 10-K, to reflect the proper classification of sales incentives in the statement of income. This change was made based on a year end review of the Company's policies and procedures relating to EITF 01-9. The reclassification resulted in a reduction in net sales of $5.4 million and $10.5 million and an increase in cost of goods sold of $0.4 million and $0.9 million offset by a decrease in promotion and distribution expense of $5.8 million and $11.4 million for the three months and six months ended June 30, 2001, respectively.

(3)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         Effective December 30, 2001, the Company adopted SFAS 142 which requires that goodwill and other intangible assets with indefinite lives no longer be amortized and further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of SFAS 142, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. In the first quarter of fiscal 2002, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, which resulted in no impact on its accompanying unaudited condensed consolidated financial statements. As of June 29, 2002, the Company completed the required impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no impairment to the carrying values of these assets was needed. The adoption of SFAS 142 resulted in the elimination of annual amortization expense related to goodwill and other intangible assets of approximately $10.3 million, or $7.6 million net of income tax benefit.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         Results of operations of the Company adjusted to give effect to SFAS 142 as if it were adopted on December 31, 2000 follows (in thousands, except per share amounts):

                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                        ---------------------      ---------------------
                                        JUNE 29,     JUNE 30,      JUNE 29,     JUNE 30,
                                          2002         2001          2002         2001
                                        --------     --------      --------     --------
Net income (loss), as reported          $  5,187     $ (6,162)     $ 13,660     $(14,939)
Add back: amortization,
    net of income tax benefit                 --        1,886            --        3,702
                                        --------     --------      --------     --------
     Net income (loss), as adjusted     $  5,187     $ (4,276)     $ 13,660     $(11,237)
                                        ========     ========      ========     ========
Basic and diluted net income (loss)
    per common share, as adjusted       $  2,267     $ (6,850)     $  7,910     $(16,306)
                                        ========     ========      ========     ========

(4)      INVENTORIES

         A summary of inventories, net of valuation allowances, follows (in thousands):

                          JUNE 29,       DECEMBER 29
                            2002             2001
                        ------------     ------------
                                           (AUDITED)
Raw materials           $     11,799     $     12,312
Packaging materials           14,954           16,139
Finished goods                28,872           26,390
                        ------------     ------------
     Total              $     55,625     $     54,841
                        ============     ============

(5)      LONG-TERM DEBT

         In March 2002, the Company amended its senior credit facility to provide, among other things: 1) for an increase in interest rates on all loans to the Euro dollar rate plus 4.75%, or the prime rate plus 3.75%, until maturity and an increase in the commitment fee rate on its revolving credit facility to 1.00%; 2) a grant to the Company's lenders of a lien on its material operating accounts; 3) a limit on the amount of future capital expenditures up to a total of $25.0 million for 2002 and $7.0 million for the first quarter of 2003; 4) a limit on certain permitted investments; 5) an amendment to the Company's existing financial covenants through March 31, 2003; 6) a new minimum EBITDA covenant; and 7) for the issuance of new senior subordinated notes if the net proceeds of such new senior subordinated notes are used to repay the loans under the senior credit facility. In addition, the amendment provides that an Excess Leverage Fee will accrue if the "senior leverage" ratio exceeds 3.25 to 1.00 as of March 31, 2003 at a rate equal to 2.5% of the sum of the daily average of the aggregate unpaid principal amount of the loans from March 31, 2002 to March 31, 2003. As of June 29, 2002, the Company has $2.3 million accrued for the Excess Leverage Fee in other long-term liabilities in the accompanying unaudited condensed consolidated financial statements. If the Excess Leverage Fee is earned, it will generally be payable only from any future asset sales and debt and equity offerings, but in any event not later than March 31, 2005.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(6)      ACCRUALS FOR RESTRUCTURING COSTS

         A roll-forward of the Company's accrued restructuring costs for fiscal 2002 through June 29, 2002 follows (in thousands):

                                           SIX MONTHS
                                             ENDED
                                            JUNE 29,
                                              2002
                                           ----------
Balance at December 29, 2001 (Audited)     $    4,784
    Cash payments                                (607)
                                           ----------
Balance at June 29, 2002                   $    4,177
                                           ==========

         The future expected payout of the Company's accrued restructuring costs as of June 29, 2002 follows (in thousands):

FISCAL YEARS ENDING        PAYOUT
---------------------     --------
   2002                   $  1,827
   2003                      2,170
   2004                        180
                          --------
       Total              $  4,177
                          ========

(7)      COMMITMENTS AND CONTINGENCIES

         The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

(8)      FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

         Condensed consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of December 29, 2001 and June 29, 2002 and for the three months and six months ended June 30, 2001 and June 29, 2002 is disclosed to comply with the reporting requirements of the Company's guarantor subsidiaries. The guarantor subsidiaries are wholly-owned domestic subsidiaries of the Company which have fully and unconditionally guaranteed the Company's 9 3/4% Senior Subordinated Notes due May 15, 2007. See Note 9 -- "Long-Term Debt" in the Company's 2001 10-K. Condensed consolidated financial information follows (in thousands):

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES


                                                                                JUNE 29, 2002
                                                        ------------------------------------------------------------
                                                                          NON-        INTERCOMPANY
                                                        GUARANTOR      GUARANTOR      ELIMINATIONS      CONSOLIDATED
                                                        ---------      ---------      ------------      ------------
ASSETS
     Current assets:
      Cash and cash equivalents                         $      72      $   6,178      $         --      $      6,250
      Accounts receivable, net                             67,778         35,791                --           103,569
      Inventories, net                                     36,474         19,151                --            55,625
      Deferred tax asset                                    9,716             --                --             9,716
      Prepaid expenses and other current assets             9,743          2,067                --            11,810
                                                        ---------      ---------      ------------      ------------
        Total current assets                              123,783         63,187                --           186,970
     Property, plant and equipment, net                   158,000         94,699                --           252,699
     Goodwill and other intangible assets, net            267,376         90,097                --           357,473
     Other assets                                         234,027         12,253          (201,836)           44,444
                                                        ---------      ---------      ------------      ------------
        Total assets                                    $ 783,186      $ 260,236      $   (201,836)     $    841,586
                                                        =========      =========      ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
      Current maturities of long-term debt              $  23,678      $   6,140      $         --      $     29,818
      Accounts payable                                     47,692         28,595                --            76,287
      Accrued liabilities                                  38,798         11,426               190            50,414
                                                        ---------      ---------      ------------      ------------
        Total current liabilities                         110,168         46,161               190           156,519
     Long-term debt, excluding current maturities         505,365        175,118          (161,465)          519,018
     Other long-term liabilities                           15,093             --                --            15,093
     Deferred tax liability                                15,614          2,284                --            17,898
                                                        ---------      ---------      ------------      ------------
        Total liabilities                                 646,240        223,563          (161,275)          708,528
                                                        ---------      ---------      ------------      ------------
     Senior Preferred Stock                                71,422             --                --            71,422
                                                        ---------      ---------      ------------      ------------
     Commitments and contingencies
     Stockholder's equity:
      Common stock                                             --             --                --                --
      Additional paid-in-capital                          115,655         40,026           (40,026)          115,655
      Accumulated other comprehensive income (loss)        (9,180)        17,908              (535)            8,193
      Accumulated deficit                                 (40,951)       (21,261)               --           (62,212)
                                                        ---------      ---------      ------------      ------------
        Total stockholder's equity                         65,524         36,673           (40,561)           61,636
                                                        ---------      ---------      ------------      ------------
        Total liabilities and stockholder's equity      $ 783,186      $ 260,236      $   (201,836)     $    841,586
                                                        =========      =========      ============      ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                  AUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES


                                                                            DECEMBER 29, 2001
                                                       ------------------------------------------------------------
                                                                         NON-        INTERCOMPANY
                                                       GUARANTOR      GUARANTOR      ELIMINATIONS      CONSOLIDATED
                                                       ---------      ---------      ------------      ------------
ASSETS
     Current assets:
      Cash and cash equivalents                        $   1,950      $   4,082      $         --      $      6,032
      Accounts receivable, net                            81,916         38,844                --           120,760
      Inventories, net                                    38,566         16,275                --            54,841
      Deferred tax asset                                  10,115             --                --            10,115
      Prepaid expenses and other current assets            4,226          1,243                --             5,469
                                                       ---------      ---------      ------------      ------------
        Total current assets                             136,773         60,444                --           197,217
     Property, plant and equipment, net                  162,324         87,055                --           249,379
     Goodwill and other intangible assets, net           267,376         79,705                --           347,081
     Other assets                                        227,654         10,741          (195,527)           42,868
                                                       ---------      ---------      ------------      ------------
        Total assets                                   $ 794,127      $ 237,945      $   (195,527)     $    836,545
                                                       =========      =========      ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
      Current maturities of long-term debt             $  22,708      $   5,780      $         --      $     28,488
      Accounts payable                                    33,088         30,925                --            64,013
      Accrued liabilities                                 44,674         12,857               190            57,721
                                                       ---------      ---------      ------------      ------------
        Total current liabilities                        100,470         49,562               190           150,222
     Long-term debt, excluding current maturities        547,405        174,906          (162,976)          559,335
     Other long-term liabilities                          10,744             61                --            10,805
     Deferred tax liability                                9,505          3,080                --            12,585
                                                       ---------      ---------      ------------      ------------
        Total liabilities                                668,124        227,609          (162,786)          732,947
                                                       ---------      ---------      ------------      ------------
     Senior Preferred Stock                               65,672             --                --            65,672
                                                       ---------      ---------      ------------      ------------
     Commitments and contingencies
     Stockholder's equity:
      Common stock                                            --             --                --                --
      Additional paid-in-capital                         115,655         31,181           (31,181)          115,655
      Accumulated other comprehensive loss                (1,805)        (4,242)           (1,560)           (7,607)
      Accumulated deficit                                (53,519)       (16,603)               --           (70,122)
                                                       ---------      ---------      ------------      ------------
        Total stockholder's equity                        60,331         10,336           (32,741)           37,926
                                                       ---------      ---------      ------------      ------------
        Total liabilities and stockholder's equity     $ 794,127      $ 237,945      $   (195,527)     $    836,545
                                                       =========      =========      ============      ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES


                                                            THREE MONTHS ENDED JUNE 29, 2002
                                                       ------------------------------------------
                                                                         NON-
                                                       GUARANTOR      GUARANTOR      CONSOLIDATED
                                                       ---------      ---------      ------------
Net sales                                              $ 161,594      $  42,704      $    204,298
Cost of goods sold                                       123,953         31,579           155,532
                                                       ---------      ---------      ------------
      Gross profit                                        37,641         11,125            48,766
Operating expenses:
     Promotion and distribution                            8,231          5,113            13,344
     Selling, general and administrative                   7,929          3,541            11,470
     Amortization of intangibles                             692            164               856
                                                       ---------      ---------      ------------
      Income from operations                              20,789          2,307            23,096
Interest expense, net                                     11,706          4,812            16,518
Other income, net                                           (222)          (245)             (467)
                                                       ---------      ---------      ------------
      Income (loss) before income taxes                    9,305         (2,260)            7,045
Income tax expense (benefit)                               2,028           (170)            1,858
                                                       ---------      ---------      ------------
      Net income (loss)                                    7,277         (2,090)            5,187
Preferred stock dividends and accretion                   (2,920)            --            (2,920)
                                                       ---------      ---------      ------------
      Net income (loss) available to common shares     $   4,357      $  (2,090)     $      2,267
                                                       =========      =========      ============


                                                             THREE MONTHS ENDED JUNE 30, 2001
                                                       ------------------------------------------
                                                                         NON-
                                                       GUARANTOR      GUARANTOR      CONSOLIDATED
                                                       ---------      ---------      ------------
Net sales                                              $ 170,537      $  46,725      $    217,262
Cost of goods sold                                       139,235         37,475           176,710
                                                       ---------      ---------      ------------
      Gross profit                                        31,302          9,250            40,552
Operating expenses:
     Promotion and distribution                            8,885          4,997            13,882
     Selling, general and administrative                   9,171          3,135            12,306
     Amortization of intangibles                           2,773            672             3,445
     Non-recurring expenses                                6,662             --             6,662
                                                       ---------      ---------      ------------
      Income from operations                               3,811            446             4,257
Interest expense, net                                      9,724          4,815            14,539
Other income, net                                           (359)           (68)             (427)
                                                       ---------      ---------      ------------
      Loss before income taxes                            (5,554)        (4,301)           (9,855)
Income tax benefit                                        (2,743)          (950)           (3,693)
                                                       ---------      ---------      ------------
      Net loss                                            (2,811)        (3,351)           (6,162)
Preferred stock dividends and accretion                   (2,574)            --            (2,574)
                                                       ---------      ---------      ------------
      Net loss available to common shares              $  (5,385)     $  (3,351)     $     (8,736)
                                                       =========      =========      ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES


                                                             SIX MONTHS ENDED JUNE 29, 2002
                                                       ------------------------------------------
                                                                         NON-
                                                       GUARANTOR      GUARANTOR      CONSOLIDATED
                                                       ---------      ---------      ------------
Net sales                                              $ 337,494      $  86,910      $    424,404
Cost of goods sold                                       259,569         65,155           324,724
                                                       ---------      ---------      ------------
      Gross profit                                        77,925         21,755            99,680
Operating expenses:
     Promotion and distribution                           17,344          9,589            26,933
     Selling, general and administrative                  16,075          6,465            22,540
     Amortization of intangibles                           1,364            324             1,688
                                                       ---------      ---------      ------------
      Income from operations                              43,142          5,377            48,519
Interest expense, net                                     19,531         10,294            29,825
Other (income) expense, net                                 (816)           181              (635)
                                                       ---------      ---------      ------------
      Income (loss) before income taxes                   24,427         (5,098)           19,329
Income tax expense (benefit)                               6,109           (440)            5,669
                                                       ---------      ---------      ------------
      Net income (loss)                                   18,318         (4,658)           13,660
Preferred stock dividends and accretion                   (5,750)            --            (5,750)
                                                       ---------      ---------      ------------
      Net income (loss) available to common shares     $  12,568      $  (4,658)     $      7,910
                                                       =========      =========      ============


                                                              SIX MONTHS ENDED JUNE 30, 2001
                                                       ------------------------------------------
                                                                         NON-
                                                       GUARANTOR      GUARANTOR      CONSOLIDATED
                                                       ---------      ---------      ------------
Net sales                                              $ 369,716      $  98,310      $    468,026
Cost of goods sold                                       317,295         78,432           395,727
                                                       ---------      ---------      ------------
      Gross profit                                        52,421         19,878            72,299
Operating expenses:
     Promotion and distribution                           19,370         10,262            29,632
     Selling, general and administrative                  18,918          6,573            25,491
     Amortization of intangibles                           5,523          1,374             6,897
     Non-recurring expenses                                6,662             --             6,662
                                                       ---------      ---------      ------------
      Income from operations                               1,948          1,669             3,617
Interest expense, net                                     19,458          9,416            28,874
Other income, net                                           (485)          (119)             (604)
                                                       ---------      ---------      ------------
      Loss before income taxes                           (17,025)        (7,628)          (24,653)
Income tax benefit                                        (8,324)        (1,390)           (9,714)
                                                       ---------      ---------      ------------
      Net loss                                            (8,701)        (6,238)          (14,939)
Preferred stock dividends and accretion                   (5,069)            --            (5,069)
                                                       ---------      ---------      ------------
      Net loss available to common shares              $ (13,770)     $  (6,238)     $    (20,008)
                                                       =========      =========      ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES


                                                                         SIX MONTHS ENDED JUNE 29, 2002
                                                                   ------------------------------------------
                                                                                     NON-
                                                                   GUARANTOR      GUARANTOR      CONSOLIDATED
                                                                   ---------      ---------      ------------
Cash flows from operating activities:
     Net income (loss)                                             $  18,318      $  (4,658)     $     13,660
     Items not requiring (providing) cash:
      Depreciation and amortization of intangibles                     9,907          5,585            15,492
      Deferred income tax expense (benefit)                            6,109         (1,044)            5,065
      Other non-cash charges, net                                      5,660            239             5,899
      Changes in current assets and liabilities (excluding
        amounts acquired)                                             10,184          8,276            18,460
                                                                   ---------      ---------      ------------
           Net cash provided by operating activities                  50,178          8,398            58,576
                                                                   ---------      ---------      ------------
Cash flows from investing activities:
     Capital expenditures                                             (3,580)        (2,953)           (6,533)
     Proceeds from sale of assets                                          3            570               573
     Other, net                                                        3,652         (4,272)             (620)
                                                                   ---------      ---------      ------------
           Net cash provided by (used in) investing activities            75         (6,655)           (6,580)
                                                                   ---------      ---------      ------------
Cash flows from financing activities:
     Net repayments under revolving credit agreements                (38,000)            --           (38,000)
     Proceeds from issuance of long-term debt                             --          9,738             9,738
     Principal payments on long-term debt                            (11,571)        (9,935)          (21,506)
     Payments for debt issuance costs                                 (2,695)            --            (2,695)
                                                                   ---------      ---------      ------------
           Net cash used in financing activities                     (52,266)          (197)          (52,463)
Effect of exchange rate changes on cash and cash equivalents             135            550               685
                                                                   ---------      ---------      ------------
           Increase (decrease) in cash and cash equivalents           (1,878)         2,096               218
Cash and cash equivalents, beginning of period                         1,950          4,082             6,032
                                                                   ---------      ---------      ------------
Cash and cash equivalents, end of period                           $      72      $   6,178      $      6,250
                                                                   =========      =========      ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES


                                                                         SIX MONTHS ENDED JUNE 30, 2001
                                                                   ------------------------------------------
                                                                                     NON-
                                                                   GUARANTOR      GUARANTOR      CONSOLIDATED
                                                                   ---------      ---------      ------------
Cash flows from operating activities:
     Net loss                                                      $  (8,701)     $  (6,238)     $    (14,939)
     Items not requiring (providing) cash:
      Depreciation and amortization of intangibles                    14,811          6,294            21,105
      Deferred income tax benefit                                     (8,575)        (1,727)          (10,302)
      Other non-cash charges, net                                      6,074             77             6,151
      Changes in current assets and liabilities (excluding
        amounts acquired)                                            (32,610)         8,091           (24,519)
                                                                   ---------      ---------      ------------
           Net cash provided by (used in) operating activities       (29,001)         6,497           (22,504)
                                                                   ---------      ---------      ------------
Cash flows from investing activities:
     Capital expenditures                                             (3,792)        (2,078)           (5,870)
     Proceeds from sale of assets                                     19,459             --            19,459
     Other, net                                                       (3,618)         2,445            (1,173)
                                                                   ---------      ---------      ------------
           Net cash provided by investing activities                  12,049            367            12,416
                                                                   ---------      ---------      ------------
Cash flows from financing activities:
     Net borrowings under revolving credit agreements                  4,000             --             4,000
     Proceeds from issuance of long-term debt                         16,667            388            17,055
     Principal payments on long-term debt                             (9,426)        (6,349)          (15,775)
     Payments for debt issuance costs                                 (2,660)            --            (2,660)
     Parent capital contribution                                       8,355             --             8,355
                                                                   ---------      ---------      ------------
           Net cash provided by (used in) financing activities        16,936         (5,961)           10,975
Effect of exchange rate changes on cash and cash equivalents              55           (110)              (55)
                                                                   ---------      ---------      ------------
           Increase in cash and cash equivalents                          39            793               832
Cash and cash equivalents, beginning of period                            42          3,116             3,158
                                                                   ---------      ---------      ------------
Cash and cash equivalents, end of period                           $      81      $   3,909      $      3,990
                                                                   =========      =========      ============

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company


We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and Subsidiaries as of June 29, 2002, the related condensed consolidated statements of income for the three-month and six-month periods ended June 29, 2002 and June 30, 2001, the condensed consolidated statement of stockholder's equity and comprehensive income for the six-month period ended June 29, 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 29, 2002 and June 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Houston, Texas
July 26, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The reader is encouraged to refer to the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes in our 2001 Annual Report on Form 10-K for the fiscal year ended December 29, 2001 ("2001 10-K").

FORWARD-LOOKING STATEMENTS

         Certain of the statements set forth below, in Item 3 -- "Quantitative and Qualitative Disclosures about Market Risk," and elsewhere in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "assume," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict," "will" and similar expressions. These statements address activities, events or developments that we expect, believe, anticipate or estimate will or may occur in the future, including statements regarding, among other things:

         o reliance on a few customers for a large portion of our sales and our ability to maintain our relationships with these customers;

         o future capital expenditures and our ability to finance these capital expenditures;

         o our ability to finance our debt service requirements under our senior credit facility and our other debt;

         o   our future financial condition and results of operations;

         o our business strategy, and other plans and objectives for future operations;

         o business opportunities that may be presented to and pursued by us from time to time;

         o   our exposure to, and ability to manage, our market risks;

         o   the impact of existing accounting pronouncements; and

         o   risks related to our international operations.

         These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. Factors that could cause results to differ materially include without limitation: decreases or changes in demand for our products, changes in market trends, general competitive pressures from existing and new competitors, price volatility of commodities, natural gas, other raw materials and packaging, changes in laws and regulations, adverse changes in operating performance, adverse economic conditions and other factors described under Item 1 -- "Business -- Risk Factors" of our 2001 10-K.

        We undertake no obligation to revise the forward-looking statements to reflect any future events or circumstances. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

CRITICAL ACCOUNTING POLICIES

         Accounts Receivable Allowance. At June 29, 2002, our gross accounts receivable were $112.3 million. We had a valuation allowance of $8.7 million at June 29, 2002, primarily for outstanding deductions with customers. Our accounting policy is to estimate the allowance by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise the allowance against accounts receivable as we receive more information on this matter.

         Inventories Valuation Allowance. At June 29, 2002, our gross inventories were $60.5 million. We had a valuation allowance for obsolescence of $4.9 million at June 29, 2002, primarily related to packaging inventories. Our accounting policy is to estimate the obsolescence reserve based on specific identification of obsolete products or potential products to be rationalized with the estimate taking into account both the probability and timing of rationalization. We may revise the allowance against inventories as we receive more information on this matter.

         Deferred Tax Assets. At June 29, 2002, our gross deferred tax assets totaled $25.2 million, of which $10.2 million related to the deferred tax benefit associated with our federal net operating loss carryforwards of $29.2 million that are available to offset future taxable income through 2021. Realization of the deferred tax assets is dependent upon our ability to generate sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. Our results of operations reflect net losses in fiscal 2000 and 2001, which are primarily due to non-recurring and Project Focus implementation expenses. See "-- Results of Operations -- Expenses Related to 2001 Strategic Initiatives" for a discussion of Project Focus. Although realization is not assured, we believe that it is more likely than not that our deferred tax assets will be realized.

         Goodwill and Other Intangible Assets. At June 29, 2002, our net goodwill and other intangible assets totaled $357.5 million. Our accounting policy is to test the fair value of goodwill and other intangible assets for impairment in accordance with Financial Accounting Standards Board's ("FASB's") Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which we adopted as of the beginning of fiscal 2002. See "-- Recently Issued Accounting Pronouncements."

RESULTS OF OPERATIONS

         General. We derive substantially all of our revenue from the sale of dry and wet pet food. Historically, approximately 75% of our cost of goods sold has been comprised of raw material and packaging costs with the remainder primarily comprised of salaries, wages and related fringe benefits, utilities and depreciation. Our operating expenses consist of promotion and distribution expenses and selling, general and administrative expenses. Promotion and distribution expenses are primarily comprised of promotions, freight, brokerage fees and warehousing expenses. Selling, general and administrative expenses primarily include salaries and related fringe benefits, amortization and other corporate overhead costs, which typically do not increase proportionately with increases in volume and product sales.

         Our results of operations reflect the reclassification of volume-based rebates and certain sales incentives as a reduction in net sales, and free-goods promotions as an increase in cost of goods sold with the offset being a decrease in promotion and distribution expense. Results for the three months and six months ended June 30, 2001 have been reclassified, as discussed in our 2001 10-K. See Note 2 -- "Promotional Accounting Reclassification" to our accompanying unaudited condensed consolidated financial statements included herein.

         Expenses Related to 2001 Strategic Initiatives. In April 2001, we sold our Perham, Minnesota dry dog and cat food facility and related assets, including the Tuffy's brand, for $7.0 million. In May 2001, we sold our Deep Run domestic wet pet food business and related assets, other than real estate, for $13.9 million. We recognized a $4.7 million net loss on the sale of these businesses. In addition, we recognized $2.0 million of severance costs for the elimination of certain corporate positions following these divestitures. Each of these expenses was classified as a non-recurring expense. See Note 4 -- "Divestitures" to our audited consolidated financial statements included in our 2001 10-K.

         In October 2001, we initiated a new market and operational strategy, Project Focus, which is designed to better focus our resources on providing "best-in-class" services and products to our customers. Our goal is to permanently reduce our cost structure by streamlining our available product offerings and thereby significantly reducing stock-keeping units, or SKUs, increasing the efficiency of our production facilities and reducing our workforce. We believe the changes will benefit our customers by simplifying and distinguishing our product offerings and associated pricing, improving our planning and marketing support services, and reducing the complexity of our operations. We seek to be the high quality, low cost global producer of customer branded pet food in our highly competitive markets. See Note 16 -- "Non-Recurring and Project Focus Implementation Expenses" to our audited consolidated financial statements included in our 2001 10-K. We recorded a charge of $10.2 million in the fourth quarter of fiscal 2001 related to our Project Focus initiative. We have also experienced, and may experience in the future, a decline in sales volumes with certain of our customers as a result of reducing SKUs in connection with Project Focus.

         Statement of Income Data. The following table sets forth our statement of income data expressed as a percentage of net sales for the periods indicated and, together with the discussion that follows the table, is based on our accompanying unaudited condensed consolidated financial statements and notes thereto included herein (table in thousands, except percentages):

                                                      THREE MONTHS ENDED                           SIX MONTHS ENDED
                                           ---------------------------------------     ---------------------------------------
                                             JUNE 29, 2002         JUNE 30, 2001         JUNE 29, 2002         JUNE 30, 2001
                                           -----------------     -----------------     -----------------     -----------------
Net sales                                  $204,298    100.0%    $217,262    100.0%    $424,404    100.0%    $468,026    100.0%
Cost of goods sold                          155,532     76.1      176,710     81.3      324,724     76.5      395,727     84.6
                                           --------    -----     --------    -----     --------    -----     --------    -----
       Gross profit                          48,766     23.9       40,552     18.7       99,680     23.5       72,299     15.4
Operating expenses:
   Promotion and distribution                13,344      6.6       13,882      6.4       26,933      6.3       29,632      6.3
   Selling, general and administrative       11,470      5.6       12,306      5.6       22,540      5.3       25,491      5.4
   Amortization of intangibles                  856      0.4        3,445      1.6        1,688      0.4        6,897      1.5
   Non-recurring expenses                        --       --        6,662      3.1           --       --        6,662      1.4
                                           --------    -----     --------    -----     --------    -----     --------    -----
       Income from operations                23,096     11.3        4,257      2.0       48,519     11.5        3,617      0.8
Interest expense, net                        16,518      8.1       14,539      6.7       29,825      7.0       28,874      6.2
Other income, net                              (467)    (0.2)        (427)    (0.2)        (635)    (0.1)        (604)    (0.1)
                                           --------    -----     --------    -----     --------    -----     --------    -----

       Income (loss) before income taxes      7,045      3.4       (9,855)    (4.5)      19,329      4.6      (24,653)    (5.3)
Income tax expense (benefit)                  1,858      0.9       (3,693)    (1.7)       5,669      1.4       (9,714)    (2.1)
                                           --------    -----     --------    -----     --------    -----     --------    -----
       Net income (loss)                   $  5,187      2.5%    $ (6,162)    (2.8)%   $ 13,660      3.2%    $(14,939)    (3.2)%
                                           ========    =====     ========    =====     ========    =====     ========    =====

THREE MONTHS ENDED JUNE 29, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Net sales. Our net sales in the second quarter of 2002 decreased 6.0% to $204.3 million from $217.3 million in the comparable 2001 period. Net sales in the 2002 second quarter were impacted by the divestitures of the Deep Run and Perham businesses completed in the second quarter of 2001. Net sales in the 2001 second quarter included $3.1 million of net sales from Deep Run and Perham. Excluding the 2001 net sales associated with these divestitures, our net sales for the second quarter of 2002 decreased 4.6%, or $9.9 million, from the same 2001 period primarily due to lower global sales volumes related to Project Focus implementation.

         Gross profit. Our gross profit in the second quarter of 2002 increased $8.2 million to $48.8 million from $40.6 million in the comparable 2001 period primarily due to the favorable impact caused by the volatility of commodity prices under FASB's Statement on Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") fair value accounting of our commodity derivative instruments. Such accounting resulted in a $7.0 million reduction in our cost of goods sold in the second quarter of 2002 compared to a $2.3 million increase in our cost of goods sold in the same 2001 period, which accounts for a $9.3 million increase in gross profit. Excluding the impact of SFAS 133, gross profit decreased to $41.8 million, or 20.5% of net sales, from $42.9 million, or 19.7% of net sales. This decrease is due to higher ingredient costs, higher medical costs, and salary and wage rate inflation, partially offset by lower natural gas prices, the favorable impact of the Deep Run and Perham divestitures and improved performance at our European operations.

         Promotion and distribution. Promotion and distribution expenses for the second quarter of 2002 decreased 3.9% to $13.3 million from $13.9 million in the comparable 2001 period primarily due to the reduction in sales volumes.

         Selling, general and administrative. Selling, general and administrative expenses for the second quarter of 2002 decreased 6.8% to $11.5 million from $12.3 million in the comparable 2001 period primarily due to lower costs from restructuring and other cost saving initiatives achieved in fiscal 2001, partially offset by salary and wage rate inflation.

         Amortization of intangibles. Amortization expense for the second quarter of 2002 decreased 75.2% to $0.9 million from $3.4 million in the comparable 2001 period primarily due to goodwill and other intangible assets with indefinite lives no longer being amortized. See "-- Recently Issued Accounting Pronouncements."

         Non-recurring expenses. Non-recurring expenses of $6.7 million for the second quarter of 2001 consisted of a $4.7 million net loss on the sale of certain assets related to the divestitures of the Deep Run and Perham businesses and a $2.0 million charge associated with a workforce reduction following the divestitures.

         Interest expense, net. Interest expense, net of interest income, for the second quarter of 2002 increased 13.6% to $16.5 million from $14.5 million in the comparable 2001 period primarily due to a $2.3 million accrual of non-cash interest expense for the excess leverage fee associated with our amended senior credit facility. See "-- Liquidity and Capital Resources."

         Income tax expense (benefit). We recognized income tax expense of $1.9 million for the second quarter of 2002 and an income tax benefit of $3.7 million in the comparable 2001 period. Our effective tax rates of 26.4% for the second quarter of 2002 and 37.5% for the second quarter of 2001 are different from the combined U.S. federal and state statutory rate of 38.9% primarily due to the difference between U.S. and foreign effective tax rates. In addition, our effective tax rate in the 2001 period was further impacted by certain goodwill amortization that was not deductible for income tax purposes.

SIX MONTHS ENDED JUNE 29, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Net sales. Our net sales in the first six months of 2002 decreased 9.3% to $424.4 million from $468.0 million in the comparable 2001 period. Net sales in the 2001 six month period included $16.6 million of net sales from the Deep Run and Perham businesses prior to their divestiture in the second quarter of 2001. Excluding the 2001 net sales associated with these divestitures, our net sales for the first six months of 2002 decreased 6.0%, or $27.0 million, from the first six months of 2001 primarily due to lower global sales volumes related to Project Focus implementation.

         Gross profit. Our gross profit in the first six months of 2002 increased $27.4 million to $99.7 million from $72.3 million in the comparable 2001 period primarily due to the favorable impact caused by the volatility of commodity prices under SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $13.8 million reduction in our cost of goods sold in the first six months of 2002 compared to a $10.1 million increase in our cost of goods sold in the same 2001 period, which accounts for $23.9 million of the $27.4 million increase in gross profit. Excluding the impact of SFAS 133, gross profit increased to $85.9 million, or 20.2% of net sales, from $82.4 million, or 17.6% of net sales. This increase is due to lower natural gas prices, the favorable impact of the Deep Run and Perham divestitures, lower operating costs as a result of the closure of certain inefficient manufacturing facilities in fiscal 2001, as well as efficiencies achieved at our remaining plants in both fiscal 2001 and 2002, and improved performance at our European operations, partially offset by higher medical costs, and salary and wage rate inflation.

         Promotion and distribution. Promotion and distribution expenses for the first six months of 2002 decreased 9.1% to $26.9 million from $29.6 million in the comparable 2001 period primarily due to the reduction in sales volumes.

         Selling, general and administrative. Selling, general and administrative expenses for the first six months of 2002 decreased 11.6% to $22.5 million from $25.5 million in the comparable 2001 period primarily due to lower costs from restructuring and other cost saving initiatives achieved in fiscal 2001, partially offset by salary and wage rate inflation.

         Amortization of intangibles. Amortization expense for the first six months of 2002 decreased 75.5% to $1.7 million from $6.9 million in the comparable 2001 period primarily due to goodwill and other intangible assets with indefinite lives no longer being amortized. See "-- Recently Issued Accounting Pronouncements."

         Non-recurring expenses. Non-recurring expenses of $6.7 million for the first six months of 2001 consisted of a $4.7 million net loss on the sale of certain assets related to the divestitures of the Deep Run and Perham businesses and a $2.0 million charge associated with a workforce reduction following the divestitures.

         Interest expense, net. Interest expense, net of interest income, for the first six months of 2002 increased 3.3% to $29.8 million from $28.9 million in the comparable 2001 period primarily due to a $2.3 million accrual of non-cash interest expense for the excess leverage fee associated with our amended senior credit facility, partially offset by a decrease in interest rates associated with our floating rate debt. See "-- Liquidity and Capital Resources."

         Income tax expense (benefit). We recognized income tax expense of $5.7 million for the first six months of 2002 and an income tax benefit of $9.7 million in the comparable 2001 period. Our effective tax rates of 29.3% for the 2002 period and 39.4% for the 2001 period are different from the combined U.S. federal and state statutory rate of 38.9% primarily due to the difference between U.S. and foreign effective tax rates. In addition, our effective tax rate in the 2001 period was further impacted by certain goodwill amortization that was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and industrial development revenue bonds. At June 29, 2002, we had working capital of $30.5 million.

         Cash Flows. Net cash provided by our operating activities was $58.6 million in the first six months of 2002 compared to net cash used in our operating activities of $22.5 million in the 2001 period. This increase was primarily due to (1) the increase in our income before income taxes, depreciation and amortization, (2) lower deposit amounts in our commodity margin accounts and (3) an increase in accounts payable in the first six months of 2002 compared to a decrease in accounts payable in the 2001 period. As of June 29, 2002, we had a $1.8 million liability in our margin accounts associated with our derivative contracts for corn, soybean meal and natural gas commodity requirements for fiscal 2002 compared to a $10.5 million deposit in the same margin accounts as of December 29, 2001.

         Net cash used in our investing activities was $6.6 million in the first six months of 2002 compared to net cash provided by our investing activities of $12.4 million in the 2001 period. This decrease is primarily associated with the proceeds received in the first six months of 2001 related to the divestitures of the Deep Run and Perham businesses. Budgeted capital expenditures for the full year fiscal 2002 are $25.0 million. We spent $6.5 million on capital expenditures in the six months ended June 29, 2002.

         Net cash used in financing activities was $52.5 million in the first six months of 2002 compared to net cash provided by financing activities of $11.0 million in the 2001 period. This decrease is primarily due to using cash provided by operating activities to reduce our revolving credit borrowings in 2002 and proceeds received from the sponsor facility in 2001. Our sponsor facility is a senior unsecured loan from the shareholders of our parent company and certain of our executive officers bearing interest at 15% per annum and maturing on March 31, 2007. The proceeds from the sponsor facility were used to refinance $25.0 million of indebtedness under our senior credit facility.

         Debt. We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, our 9 3/4% senior subordinated notes, industrial development revenue bonds and foreign debt. Our ability to borrow is limited by our senior credit facility and the limitations on the incurrence of additional indebtedness in the indenture governing our 9 3/4% senior subordinated notes.

         We entered into an amended and restated senior credit facility dated as of May 8, 2000 with a syndicate of banks and other institutional investors, as lenders, and JPMorgan Chase Bank as administrative agent. Our senior credit facility was amended in March 2001 and March 2002.

         As of June 29, 2002, our senior credit facility provides for total commitments of:

         o   Euro 71.1 million ($70.9 million) for a Euro term loan facility;
             and

         o   $353.5 million, consisting of:

             -    a $278.5 million USD term loan facility; and

             - a $75.0 million revolving credit facility with a $20.0 million sub-limit for issuance of letters of credit.

         The commitments under the revolving credit facility are limited to $60.0 million until certain financial performance tests are achieved. These tests were not met in fiscal 2001 and we do not believe they will be met in fiscal 2002. Availability of funds under our senior credit facility is subject to certain customary terms and conditions.

         Effective March 25, 2002, all loans started bearing interest at the Euro dollar rate plus 4.75%, or the prime rate plus 3.75%, until maturity. At June 29, 2002, the Euro term loan facility bore interest at 7.79%, the USD term loan facility bore interest at 8.02% and the revolving credit facility bore interest at 7.54%.

         As of June 29, 2002, the principal amounts due under the Euro term loan facility were approximately: (i) Euro 8.7 million in 2002 and 2003; (ii) Euro
11.0 million in 2004; and (iii) Euro 47.0 million in 2005; and the principal amounts due under the USD term loan facility were approximately: (i) $15.0 million in 2002, 2003 and 2004; (ii) $162.0 million in 2005; and (iii) $79.1 million in 2006. At June 29, 2002, we had no borrowings under our revolving credit facility and we had $3.4 million letters of credit outstanding, resulting in $56.6 million in availability under our revolving credit facility.

         The Euro term loan facility has a final maturity of December 30, 2005. The USD term loan facility consists of three tranches with final maturities of March 31, 2005, December 31, 2005 and December 31, 2006, respectively, unless terminated sooner upon an event of default. The revolving credit facility has a final maturity of March 31, 2005. Our senior credit facility provides for mandatory prepayments of our borrowings upon certain specified events and in certain specified percentages, and we may also prepay borrowings under our senior credit facility.

         In March 2002, we amended the senior credit facility to provide, among other things: 1) for an increase in interest rates, as described above, and an increase in the commitment fee rate on our revolving credit facility to 1.00%;
2) a grant to our lenders of a lien on our material operating accounts; 3) a limit on the amount of future capital expenditures up to a total of $25.0 million for 2002 and $7.0 million for the first quarter of 2003; 4) a limit on certain permitted investments; 5) an amendment to our existing financial covenants through March 31, 2003; 6) a new minimum EBITDA covenant; and 7) for the issuance of new senior subordinated notes if the net proceeds of such new senior subordinated notes are used to repay the loans under our senior credit facility. In addition, the amendment provides that an excess leverage fee will accrue if the "senior leverage" ratio exceeds 3.25 to 1.00 as of March 31, 2003 at a rate equal to 2.5% of the sum of the daily average of the aggregate unpaid principal amount of the loans from March 31, 2002 to March 31, 2003. If the excess leverage fee is earned, it will generally be payable only from any future asset sales and debt and equity offerings, but in any event not later than March 31, 2005.

         Our senior credit facility contains certain financial covenant requirements. We have experienced difficulty in the past satisfying financial covenants in our senior credit facility. The amendments to our senior credit facility in 2001 and 2002 waived certain financial covenant requirements for the fiscal years ended December 30, 2000 and December 29, 2001. Without such waivers, fiscal would not have been in compliance with the waived covenants at December 30, 2000 or December 29, 2001. We may experience difficulty satisfying these financial covenants in the future, which, if we are unable to secure a waiver from our lenders, could result in, among other things, an event of default and acceleration of outstanding debt under our senior credit facility.

         Liquidity. We believe the cash flows generated from our business, together with future borrowings, will be sufficient to enable us to make principal and interest payments on our debt and to provide us with the necessary liquidity for operational and investment requirements in the current operating environment. We also believe the capital expenditures permitted under the senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and fund our planned expansion and customer requirements for fiscal 2002. We cannot assure you, however, that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to make principal and interest payments on our debt or to fund our other liquidity needs. In addition, any future acquisitions, joint ventures or similar transactions that we may consider will likely require additional capital and we cannot assure you that any such capital will be available to us on commercially reasonable terms, on terms acceptable to us, or at all.

         As of June 29, 2002, we expected the future payout of our accrued restructuring cost of $4.2 million would be $1.8 million in 2002, $2.2 million in 2003 and $0.2 million in 2004.

         Capitalization. During fiscal 2002, our goal is to improve our ability to comply with the covenants in our credit agreements and ultimately reduce our leverage. We are exploring several alternatives to achieve this goal, either alone or in some combination. Some of these alternatives include raising additional equity capital, restructuring our senior credit facility, strategic acquisitions, sales of non-strategic assets and issuing longer term debt securities. We cannot assure you that we will be able to achieve these goals or that we will be able to comply with the financial covenants in our senior credit facility. If we are unable to restructure our senior credit facility prior to the expiration of the reduced financial covenant requirements that are in effect through March 31, 2003, we do not believe that we will be able to comply with the financial covenant requirements that would go into effect on that date.

COMMITMENTS AND CONTINGENCIES

         We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements; however, we cannot provide assurance these requirements will not change in the future or we will not incur material costs in the future to comply with these requirements or in connection with the effect of these matters on our business.

         In 1996 and 1997, we entered into partial guarantees of certain third-party loans made to 11 employees in connection with their purchase of our parent's common stock under our parent's 1996 and 1997 Management Stock Purchase Plans. We guaranteed to cover up to a maximum of $0.3 million of such loans in the event one or more of the employees default in the loan repayment. None of the individuals who received such loans currently serve as one of our executive officers.

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

         In fiscal 2001, we implemented a price increase consistent with industry announcements, which was intended to help offset non-commodity inflationary increases. Domestic sales volumes were negatively impacted in fiscal 2001 compared to fiscal 2000 due to competition resulting from the price increase.

SEASONALITY

         Our sales are moderately seasonal. We normally experience an increase in net sales during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective December 30, 2001, we adopted SFAS 142, which requires that goodwill and other intangible assets with indefinite lives no longer be amortized and further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. In the first quarter of fiscal 2002, we reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations which resulted in no impact on our accompanying unaudited condensed consolidated financial statements. As of June 29, 2002, we completed the required impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no impairment to the carrying values of these assets was needed. The adoption of SFAS 142 resulted in the elimination of annual amortization expense related to goodwill and other intangible assets of approximately $10.3 million, or $7.6 million net of income tax benefit. Our results of operations in future periods could be adversely affected if our goodwill and other intangible assets are determined to be impaired under SFAS 142.

         Effective December 30, 2001, we adopted FASB's Statement on Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, ("SFAS 144") which requires long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 as of the beginning of fiscal 2002 had no material impact on our financial position or results of operations.

         In April 2002, the FASB issued Statement on Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"), which amends existing authoritative pronouncements to make various technical corrections, clarify meanings and describe their applicability under changed conditions.
SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual or infrequent or they meet the criteria for classification as an extraordinary item. SFAS 145 will be effective for us as of the beginning of fiscal 2003. We do not believe the adoption of SFAS 145 will have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

         Commodity price risk. We manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. At June 29, 2002, we had open commodity contracts with a fair value gain of $4.1 million.

         Based upon an analysis we completed as of June 29, 2002 in which we utilized our actual derivative contractual volumes and assumed a 5.0% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $3.3 million, or $2.0 million net of deferred tax benefit.

         Although we manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and we cannot assure you that in the future we will be successful or that our results of operations will not be exposed to volatility in the commodity markets. The use of futures contracts also reduces our ability to take advantage of short term reductions in raw material prices. If one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our prices or face a decline in net sales either of which could have a material adverse effect on our business, results of operations and financial condition.

         Our commodity derivative instruments are measured at fair value in our unaudited condensed consolidated financial statements under SFAS 133. Our results of operations have been adversely affected in the past by volatility in commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments and our results of operations may be adversely affected in the future by SFAS 133 accounting.

         Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our floating rate debt, which totaled $349.4 million at June 29, 2002. Of that amount, $115.0 million of our floating rate debt was hedged by interest rate swap contracts and $50.0 million was hedged by an interest rate cap contract. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Amounts received or paid under interest rate swap contracts and gains and losses on interest rate cap contracts are recorded as interest income (expense) in the accompanying unaudited condensed consolidated financial statements included herein. Gains and losses on interest rate swap contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. At June 29, 2002, we had a cumulative deferred loss on our interest rate swap contracts of $3.5 million, or $2.1 million net of cumulative deferred tax benefit.

         Accordingly, our net income is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our current floating rate debt and interest rate swap and cap contracts, our net income would decrease by approximately $0.5 million and $0.9 million, or $0.3 million and $0.6 million net of income tax benefit, for the three months and six months ended June 29, 2002, respectively. In addition, such a change would result in a decrease of approximately $7.5 million in the fair value of our fixed rate debt at June 29, 2002. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

         Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. We currently have European operations that sell pet food products throughout Europe. In connection with our acquisition on May 10, 2000 of A/S Arovit Petfood, which manufactures and sells throughout Europe a full range of pet food products for dogs and cats, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. As of June 29, 2002, the cumulative translation adjustment for the net investment in our foreign operations was a net gain of $9.7 million, which includes an unrealized cumulative gain of $7.0 million for the translation of our Euro-denominated debt to U.S. dollars. The cumulative translation adjustment is recorded in accumulated other comprehensive income
(loss) in the accompanying unaudited condensed consolidated financial statements included herein.

         We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with changes in the market values of the hedged items both at inception and over the life of the contracts. Gains and losses on foreign currency forward contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. At June 29, 2002, we had a cumulative deferred gain on foreign currency forward contracts of $0.9 million, or $0.7 million net of cumulative deferred tax expense. At June 29, 2002, we had open foreign currency forward contracts that mature within the next 12 months with a notional value of $0.5 million and no associated fair value gain or loss.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DOANE PET CARE COMPANY

                                       By:  /s/ PHILIP K. WOODLIEF
                                            ------------------------------------
                                            Philip K. Woodlief
                                            Vice President, Finance and
                                            Chief Financial Officer

                                       By:  /s/ STEPHEN P. HAVALA
                                            ------------------------------------
                                            Stephen P. Havala
                                            Corporate Controller and
                                            Principal Accounting Officer



Date: August 13, 2002