Form 10-Q
period 2002-09-28
DOANE PET CARE CO
filed 2002-11-12
CIK 1002211

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      As of November 1, 2002, the registrant had outstanding 1,000 shares of common stock.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                         PAGE
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of September 28, 2002
         and December 29, 2001..........................................................    1

         Unaudited Condensed Consolidated Statements of Income for the three
         months and nine months ended September 28, 2002 and September 29, 2001.........    2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and

         Comprehensive Income as of and for the nine months ended September 28, 2002....    3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 28, 2002 and September 29, 2001....................    4

         Notes to Unaudited Condensed Consolidated Financial Statements.................    5

         Independent Accountants' Review Report.........................................   15

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................   16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................   23

Item 4.  Controls and Procedures........................................................   25


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................   25

Signatures..............................................................................   26

Certification of Principal Executive Officer............................................   27

Certification of Principal Financial Officer............................................   28

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                              SEPTEMBER 28,   DECEMBER 29,
                                                                  2002           2001
                                                                  ----           ----
ASSETS

Current assets:
  Cash and cash equivalents                                    $   5,048       $   6,032
  Accounts receivable, net                                       117,210         120,760
  Inventories, net                                                57,452          54,841
  Deferred tax asset                                               9,597          10,115
  Prepaid expenses and other current assets                        8,143           5,469
                                                               ---------       ---------
      Total current assets                                       197,450         197,217
Property, plant and equipment, net                               251,757         249,379
Goodwill and other intangible assets, net                        356,470         347,081
Other assets                                                      41,866          42,868
                                                               ---------       ---------
      Total assets                                             $ 847,543       $ 836,545
                                                               =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt                         $  29,743       $  28,488
  Accounts payable                                                76,472          64,013
  Accrued liabilities                                             59,862          57,721
                                                               ---------       ---------
      Total current liabilities                                  166,077         150,222

Long-term debt, excluding current maturities                     511,741         559,335
Other long-term liabilities                                       18,546          10,805
Deferred tax liability                                            16,560          12,585
                                                               ---------       ---------
      Total liabilities                                          712,924         732,947
                                                               ---------       ---------
Senior Preferred Stock, 3,000,000 shares authorized,
  1,200,000 shares issued and outstanding                         74,437          65,672
                                                               ---------       ---------
Commitments and contingencies

Stockholder's equity:
  Common stock, $0.01 par value; 1,000 shares authorized,
      issued and outstanding                                          --              --
  Additional paid-in-capital                                     115,655         115,655
  Accumulated other comprehensive income (loss)                    6,994          (7,607)
  Accumulated deficit                                            (62,467)        (70,122)
                                                               ---------       ---------
      Total stockholder's equity                                  60,182          37,926
                                                               ---------       ---------
      Total liabilities and stockholder's equity               $ 847,543       $ 836,545
                                                               =========       =========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 28,       SEPTEMBER 29,      SEPTEMBER 28,     SEPTEMBER 29,
                                                             2002               2001               2002              2001
                                                             ----               ----               ----              ----
Net sales                                                 $ 216,334          $ 206,299          $ 640,738          $ 674,325
Cost of goods sold                                          171,865            166,099            496,589            561,826
                                                          ---------          ---------          ---------          ---------
     Gross profit                                            44,469             40,200            144,149            112,499

Operating expenses:
   Promotion and distribution                                12,849             13,618             39,782             43,250
   Selling, general and administrative                       11,851             10,021             34,391             35,512
   Amortization of intangibles                                  908              3,421              2,596             10,318
   Non-recurring expenses                                       775                 --                775              6,662
                                                          ---------          ---------          ---------          ---------
     Income from operations                                  18,086             13,140             66,605             16,757
Interest expense, net                                        16,426             14,464             46,251             43,338
Other income, net                                              (355)               (44)              (990)              (648)
                                                          ---------          ---------          ---------          ---------
     Income (loss) before income taxes                        2,015             (1,280)            21,344            (25,933)
Income tax expense (benefit)                                   (745)            (1,296)             4,924            (11,010)
                                                          ---------          ---------          ---------          ---------
     Net income (loss)                                        2,760                 16             16,420            (14,923)
Preferred stock dividends and accretion                      (3,015)            (2,657)            (8,765)            (7,726)
                                                          ---------          ---------          ---------          ---------
     Net income (loss) available to common shares         $    (255)         $  (2,641)         $   7,655          $ (22,649)
                                                          =========          =========          =========          =========
     Basic and diluted net income (loss)
       per common share                                   $    (255)         $  (2,641)         $   7,655          $ (22,649)
                                                          =========          =========          =========          =========
Basic and diluted weighted-average common
   shares outstanding                                         1,000              1,000              1,000              1,000
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

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
                  STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     ACCUMULATED
                                                                       ADDITIONAL       OTHER
                                                 COMMON STOCK            PAID-IN    COMPREHENSIVE   ACCUMULATED
                                                 ------------
                                             SHARES       AMOUNT         CAPITAL    INCOME (LOSS)     DEFICIT         TOTAL
                                             ------       ------         -------    -------------     -------         -----
Balances at December 29, 2001                 1,000      $      --      $115,655      $ (7,607)      $(70,122)      $ 37,926
  Comprehensive income:
    Net income                                   --             --            --            --         16,420         16,420
    Foreign currency translation, net            --             --            --        14,188             --         14,188
    Unrealized gain, net of
      deferred tax expense of $489               --             --            --           413             --            413
                                                                                                                    --------
           Total comprehensive income                                                                                 31,021
                                                                                                                    --------
  Preferred stock dividends                      --             --            --            --         (7,957)        (7,957)
  Accretion of preferred stock                   --             --            --            --           (808)          (808)
                                            -------      ---------      --------      --------       --------       --------
Balances at September 28, 2002                1,000      $      --      $115,655      $  6,994       $(62,467)      $ 60,182
                                            =======      =========      ========      ========       ========       ========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                     -----------------
                                                                SEPTEMBER 28,  SEPTEMBER 29,
                                                                    2002           2001
                                                                    ----           ----
Cash flows from operating activities:
   Net income (loss)                                              $ 16,420       $(14,923)
   Items not requiring (providing) cash:
     Depreciation                                                   20,939         20,792
     Amortization of intangibles                                     2,596         10,318
     Deferred income tax expense (benefit)                           3,749        (11,104)
     Non-cash interest expense                                      10,663          4,165
     Equity in joint ventures                                         (530)          (692)
     Net loss on divestitures                                           --          4,660
     Other non-cash charges, net                                     1,212             54
     Changes in current assets and liabilities                      16,377        (18,168)
                                                                  --------       --------
        Net cash provided by (used in) operating activities         71,426         (4,898)
                                                                  --------       --------
Cash flows from investing activities:
   Capital expenditures                                            (13,442)        (9,673)
   Proceeds from sale of assets                                        881         20,884
   Other, net                                                       (1,487)        (2,071)
                                                                  --------       --------
        Net cash provided by (used in) investing activities        (14,048)         9,140
                                                                  --------       --------
Cash flows from financing activities:
  Net repayments under revolving credit agreements                 (38,000)        (3,500)
   Proceeds from issuance of long-term debt                          9,738         17,055
   Principal payments on long-term debt                            (28,120)       (20,914)
   Payments for debt issuance costs                                 (2,316)        (2,831)
   Parent capital contribution                                          --          8,375
                                                                  --------       --------
        Net cash used in financing activities                      (58,698)        (1,815)
Effect of exchange rate changes on cash and cash equivalents           336             17
                                                                  --------       --------
        Increase (decrease) in cash and cash equivalents              (984)         2,444
Cash and cash equivalents, beginning of period                       6,032          3,158
                                                                  --------       --------
Cash and cash equivalents, end of period                          $  5,048       $  5,602
                                                                  ========       ========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company (the "Company") and its consolidated subsidiaries do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The year end condensed consolidated balance sheet data was derived from audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 2002 presentation.

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's 2001 Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (the "2001 10-K"), including related exhibits. The accounting policies used in preparing these financial statements are the same as those summarized in the 2001 10-K, except for the adoption of Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and the adoption of FASB's Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), as discussed in Note 3 -- "Recently Issued Accounting Pronouncements."

      The Company's fiscal year ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the third quarters of fiscal 2001 and 2002 ending on September 29, 2001 and September 28, 2002, respectively.

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

      Previously issued quarterly results of fiscal 2001 have been reclassified, as disclosed in the Company's 2001 10-K, to reflect the proper classification of sales incentives in the statement of income. This change was made based on a year end review of the Company's policies and procedures relating to EITF 01-9. The reclassification resulted in a reduction in net sales of $5.3 million and $15.8 million for the three months and nine months ended September 29, 2001, respectively, and an increase in cost of goods sold of $0.9 million for the nine months ended September 29, 2001, offset by a decrease in promotion and distribution expense of $5.3 million and $16.7 million for the three months and nine months ended September 29, 2001, respectively.

(3)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Effective December 30, 2001, the Company adopted SFAS 142 which requires that goodwill and other intangible assets with indefinite lives no longer be amortized and further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of SFAS 142, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. In the first quarter of fiscal 2002, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, which resulted in no impact on its accompanying unaudited condensed consolidated financial statements. As of June 29, 2002, the Company completed the required impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no impairment to the carrying values of these assets was needed. The adoption of SFAS 142 resulted in the elimination of annual amortization expense related to goodwill and other intangible assets of approximately $10.3 million, or $7.6 million

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
net of income tax benefit. The Company will perform its annual impairment test of goodwill and other intangible assets in the fourth quarter of 2002.

         Results of operations of the Company adjusted to give effect to SFAS 142 as if it were adopted on December 31, 2000 follows (in thousands, except per share amounts):

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                              ------------------                -----------------
                                        SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,   SEPTEMBER 29,
                                            2002             2001             2002            2001
                                            ----             ----             ----            ----
Net income (loss), as reported           $    2,760       $       16       $   16,420      $  (14,923)
Add back: amortization,
   net of income tax benefit                     --            2,006               --           5,708
                                         ----------       ----------       ----------      ----------
     Net income (loss), as adjusted      $    2,760       $    2,022       $   16,420      $   (9,215)
                                         ==========       ==========       ==========      ==========
Basic and diluted net income (loss)
   per common share, as adjusted         $     (255)      $     (635)      $    7,655      $  (16,941)
                                         ==========       ==========       ==========      ==========

      Effective December 30, 2001, the Company adopted SFAS 144, which requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 as of the beginning of fiscal 2002 had no material impact on the Company's financial position or results of operations.

(4)   INVENTORIES

      A summary of inventories, net of valuation allowances, follows (in thousands):

                           SEPTEMBER 28,    DECEMBER 29,
                               2002             2001
                               ----             ----
Raw materials               $ 13,942         $ 13,669
Packaging materials           16,350           16,271
Finished goods                27,160           24,901
                            --------         --------
   Total                    $ 57,452         $ 54,841
                            ========         ========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(5)   LONG-TERM DEBT AND LIQUIDITY

      A summary of long-term debt follows (in thousands):

                                         SEPTEMBER 28,   DECEMBER 29,
                                             2002            2001
                                             ----            ----
Bank revolving credit facility            $      --       $  38,000
Bank term loans                             342,660         352,804
Sponsor facility                             17,084          16,777
Senior subordinated notes                   148,340         148,071
Industrial development revenue bonds         14,469          14,461
Debt of foreign subsidiaries                 18,931          17,710
                                          ---------       ---------
                                            541,484         587,823
Less:  Current maturities                   (29,743)        (28,488)
                                          ---------       ---------
   Total                                  $ 511,741       $ 559,335
                                          =========       =========

      Effective March 25, 2002, all loans under the Company's senior credit facility started bearing interest at the Euro dollar rate plus 4.75%, or the prime rate plus 3.75%, until maturity. At September 28, 2002, the Euro term loan facility bore interest at 8.07% per annum, the USD term loan facility bore interest at 8.23% per annum and the revolving credit facility bore interest at 8.50% per annum.

      The Company's senior credit facility contains certain financial covenant requirements. The Company has experienced difficulty in the past satisfying financial covenants under its senior credit facility. The amendments to its senior credit facility in 2001 and 2002 waived certain financial covenant requirements for the fiscal years ended December 30, 2000 and December 29, 2001, and amended the Company's existing financial covenants through March 31, 2003. Without such waivers, the Company would not have been in compliance with the waived covenants at December 30, 2000 or December 29, 2001. The Company may experience difficulty satisfying these financial covenants in the future, which, if it is unable to secure a waiver from its lenders, could result in, among other things, an event of default and acceleration of outstanding debt under the Company's senior credit facility.

      If the Company is unable to restructure its senior credit facility prior to the expiration of the reduced financial covenant requirements that are in effect through March 31, 2003, the Company does not believe that it will be able to comply with the financial covenant requirements that would go into effect on that date. See Note 8 -- "Subsequent Events."

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(6)   ACCRUALS FOR RESTRUCTURING COSTS

      A roll-forward of the Company's accrued restructuring costs for fiscal 2002 through September 28, 2002 follows (in thousands):

                                 NINE MONTHS
                                    ENDED
                                 SEPTEMBER 28,
                                     2002
                                     ----
Balance at December 29, 2001       $ 4,784
   Cash payments                    (1,928)
                                   -------
Balance at September 29, 2002      $ 2,856
                                   =======

      The future expected payout of the Company's accrued restructuring costs as of September 28, 2002 follows (in thousands):

FISCAL YEARS ENDING            PAYOUT
-------------------            ------
   2002                        $   506
   2003                          2,170
   2004                            180
                               -------
Total                          $ 2,856
                               =======

(7)   COMMITMENTS AND CONTINGENCIES

      The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

(8)   SUBSEQUENT EVENTS

      On October 15, 2002, the Company announced that it is reviewing the potential sale of its European pet food business. The Company expects that the net proceeds from any such sale would be used to pay down the Company's outstanding senior debt. In addition, the Company expects that any potential sale would be completed in the first half of 2003, although it cannot make assurances that this transaction will be completed at that time or at all, or what price would be received in any such sale. The carrying value of the related assets will be evaluated as the sale process proceeds. See Note 9 -- "Financial Information Related to Guarantor Subsidiaries" for unaudited condensed consolidated financial information related to the Company's non-guarantor subsidiaries, which would be divested in connection with any sale of its European pet food business.

      The Company has agreed to appoint two new members to its Board of Directors at the request of holders of its 14.25% Senior Exchangeable Preferred Stock Due 2007. Such appointment is expected to be finalized in the fourth quarter of 2002.

(9)   FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

      Condensed consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of December 29, 2001 and September 28, 2002 and for the three months and nine months ended September 29, 2001 and September 28, 2002 is disclosed to comply with the reporting requirements of the Company's guarantor subsidiaries. The guarantor subsidiaries are wholly-owned domestic subsidiaries of the Company which have fully and unconditionally guaranteed the Company's 9-3/4% Senior Subordinated Notes due May 15, 2007. The non-guarantor subsidiaries are wholly-owned foreign subsidiaries of the Company which have not fully and unconditionally guaranteed the Company's 9-3/4% Senior Subordinated Notes due May 15, 2007. See

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

Note 9 -- "Long-Term Debt" in the Company's 2001 10-K. Condensed consolidated financial information follows (in thousands):

                                                                          SEPTEMBER 28, 2002
                                                                          ------------------
                                                                                       INTERCOMPANY
                                                          GUARANTOR    NON-GUARANTOR   ELIMINATIONS    CONSOLIDATED
                                                          ---------    -------------   ------------    ------------
ASSETS
    Current assets:
       Cash and cash equivalents                          $     123       $   4,925       $      --       $   5,048
       Accounts receivable, net                              77,833          39,377              --         117,210
       Inventories, net                                      38,411          19,041              --          57,452
       Deferred tax asset                                     9,597              --              --           9,597
       Prepaid expenses and other current assets              6,402           1,741              --           8,143
                                                          ---------       ---------       ---------       ---------
          Total current assets                              132,366          65,084              --         197,450
    Property, plant and equipment, net                      159,250          92,507              --         251,757
    Goodwill and other intangible assets, net               267,376          89,094              --         356,470
    Other assets                                            233,524          11,930        (203,588)         41,866
                                                          ---------       ---------       ---------       ---------
          Total assets                                    $ 792,516       $ 258,615       $(203,588)      $ 847,543
                                                          =========       =========       =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
       Current maturities of long-term debt               $  23,578       $   6,165       $      --       $  29,743
       Accounts payable                                      48,493          27,979              --          76,472
       Accrued liabilities                                   46,856          12,820             186          59,862
                                                          ---------       ---------       ---------       ---------
          Total current liabilities                         118,927          46,964             186         166,077
    Long-term debt, excluding current maturities            498,975         172,288        (159,522)        511,741
    Other long-term liabilities                              18,546              --              --          18,546
    Deferred tax liability                                   15,008           1,552              --          16,560
                                                          ---------       ---------       ---------       ---------
          Total liabilities                                 651,456         220,804        (159,336)        712,924
                                                          ---------       ---------       ---------       ---------
    Senior Preferred Stock                                   74,437              --              --          74,437
                                                          ---------       ---------       ---------       ---------
    Commitments and contingencies
    Stockholder's equity:
       Common stock                                              --              --              --              --
       Additional paid-in-capital                           115,655          43,889         (43,889)        115,655
       Accumulated other comprehensive income (loss)         (7,979)         15,336            (363)          6,994
       Accumulated deficit                                  (41,053)        (21,414)             --         (62,467)
                                                          ---------       ---------       ---------       ---------
          Total stockholder's equity                         66,623          37,811         (44,252)         60,182
                                                          ---------       ---------       ---------       ---------
          Total liabilities and stockholder's equity      $ 792,516       $ 258,615       $(203,588)      $ 847,543
                                                          =========       =========       =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                                             DECEMBER 29, 2001
                                                                             -----------------
                                                                                       INTERCOMPANY
                                                         GUARANTOR     NON-GUARANTOR   ELIMINATIONS    CONSOLIDATED
                                                         ---------     -------------   ------------    ------------
ASSETS
   Current assets:
      Cash and cash equivalents                          $   1,950       $   4,082       $      --       $   6,032
      Accounts receivable, net                              81,916          38,844              --         120,760
      Inventories, net                                      38,566          16,275              --          54,841
      Deferred tax asset                                    10,115              --              --          10,115
      Prepaid expenses and other current assets              4,226           1,243              --           5,469
                                                         ---------       ---------       ---------       ---------
         Total current assets                              136,773          60,444              --         197,217
   Property, plant and equipment, net                      162,324          87,055              --         249,379
   Goodwill and other intangible assets, net               267,376          79,705              --         347,081
   Other assets                                            227,654          10,741        (195,527)         42,868
                                                         ---------       ---------       ---------       ---------
         Total assets                                    $ 794,127       $ 237,945       $(195,527)      $ 836,545
                                                         =========       =========       =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY

   Current liabilities:
      Current maturities of long-term debt               $  22,708       $   5,780       $      --       $  28,488
      Accounts payable                                      33,088          30,925              --          64,013
      Accrued liabilities                                   44,674          12,857             190          57,721
                                                         ---------       ---------       ---------       ---------
         Total current liabilities                         100,470          49,562             190         150,222
   Long-term debt, excluding current maturities            547,405         174,906        (162,976)        559,335
   Other long-term liabilities                              10,744              61              --          10,805
   Deferred tax liability                                    9,505           3,080              --          12,585
                                                         ---------       ---------       ---------       ---------
         Total liabilities                                 668,124         227,609        (162,786)        732,947
                                                         ---------       ---------       ---------       ---------
   Senior Preferred Stock                                   65,672              --              --          65,672
                                                         ---------       ---------       ---------       ---------
   Commitments and contingencies
   Stockholder's equity:
      Common stock                                              --              --              --              --
      Additional paid-in-capital                           115,655          31,181         (31,181)        115,655
      Accumulated other comprehensive loss                  (1,805)         (4,242)         (1,560)         (7,607)
      Accumulated deficit                                  (53,519)        (16,603)             --         (70,122)
                                                         ---------       ---------       ---------       ---------
         Total stockholder's equity                         60,331          10,336         (32,741)         37,926
                                                         ---------       ---------       ---------       ---------
         Total liabilities and stockholder's equity      $ 794,127       $ 237,945       $(195,527)      $ 836,545
                                                         =========       =========       =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                  THREE MONTHS ENDED SEPTEMBER 28, 2002
                                                  -------------------------------------
                                               GUARANTOR     NON-GUARANTOR   CONSOLIDATED
                                               ---------     -------------   ------------
Net sales                                      $ 165,516       $  50,818       $ 216,334
Cost of goods sold                               134,533          37,332         171,865
                                               ---------       ---------       ---------
      Gross profit                                30,983          13,486          44,469
Operating expenses:
   Promotion and distribution                      7,521           5,328          12,849
   Selling, general and administrative             8,475           3,376          11,851
   Amortization of intangibles                       732             176             908
   Non-recurring expenses                            775              --             775
                                               ---------       ---------       ---------
      Income from operations                      13,480           4,606          18,086
Interest expense, net                             11,756           4,670          16,426
Other income, net                                   (582)            227            (355)
                                               ---------       ---------       ---------
      Income (loss) before income taxes            2,306            (291)          2,015
Income tax benefit                                  (606)           (139)           (745)
                                               ---------       ---------       ---------
      Net income (loss)                            2,912            (152)          2,760
Preferred stock dividends and accretion           (3,015)             --          (3,015)
                                               ---------       ---------       ---------
      Net loss available to common shares      $    (103)      $    (152)      $    (255)
                                               =========       =========       =========

                                                          THREE MONTHS ENDED SEPTEMBER 29, 2001
                                                          -------------------------------------
                                                        GUARANTOR     NON-GUARANTOR   CONSOLIDATED
                                                        ---------     -------------   ------------
Net sales                                               $ 158,347       $  47,952       $ 206,299
Cost of goods sold                                        128,356          37,743         166,099
                                                        ---------       ---------       ---------
      Gross profit                                         29,991          10,209          40,200
Operating expenses:
   Promotion and distribution                               8,325           5,293          13,618
   Selling, general and administrative                      6,846           3,175          10,021
   Amortization of intangibles                              2,748             673           3,421
   Non-recurring expenses                                      --              --              --
                                                        ---------       ---------       ---------
      Income from operations                               12,072           1,068          13,140
Interest expense, net                                       9,336           5,128          14,464
Other income, net                                             (66)             22             (44)
                                                        ---------       ---------       ---------
      Income (loss) before income taxes                     2,802          (4,082)         (1,280)
Income tax benefit                                           (590)           (706)         (1,296)
                                                        ---------       ---------       ---------
      Net income (loss)                                     3,392          (3,376)             16
Preferred stock dividends and accretion                    (2,657)             --          (2,657)
                                                        ---------       ---------       ---------
      Net income (loss) available to common shares      $     735       $  (3,376)      $  (2,641)
                                                        =========       =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                           NINE MONTHS ENDED SEPTEMBER 28, 2002
                                                           ------------------------------------
                                                        GUARANTOR     NON-GUARANTOR   CONSOLIDATED
                                                        ---------     -------------   ------------
Net sales                                               $ 503,010       $ 137,728       $ 640,738
Cost of goods sold                                        394,102         102,487         496,589
                                                        ---------       ---------       ---------
      Gross profit                                        108,908          35,241         144,149
Operating expenses:
   Promotion and distribution                              24,865          14,917          39,782
   Selling, general and administrative                     24,549           9,842          34,391
   Amortization of intangibles                              2,096             500           2,596
   Non-recurring expenses                                     775              --             775
                                                        ---------       ---------       ---------
      Income from operations                               56,623           9,982          66,605
Interest expense, net                                      31,287          14,964          46,251
Other (income) expense, net                                (1,398)            408            (990)
                                                        ---------       ---------       ---------
      Income (loss) before income taxes                    26,734          (5,390)         21,344
Income tax expense (benefit)                                5,503            (579)          4,924
                                                        ---------       ---------       ---------
      Net income (loss)                                    21,231          (4,811)         16,420
Preferred stock dividends and accretion                    (8,765)             --          (8,765)
                                                        ---------       ---------       ---------
      Net income (loss) available to common shares      $  12,466       $  (4,811)      $   7,655
                                                        =========       =========       =========

                                                  NINE MONTHS ENDED SEPTEMBER 29, 2001
                                                  ------------------------------------
                                               GUARANTOR     NON-GUARANTOR    CONSOLIDATED
                                               ---------     -------------    ------------
Net sales                                      $ 528,063       $ 146,262       $ 674,325
Cost of goods sold                               445,651         116,175         561,826
                                               ---------       ---------       ---------
      Gross profit                                82,412          30,087         112,499
Operating expenses:
   Promotion and distribution                     27,695          15,555          43,250
   Selling, general and administrative            25,764           9,748          35,512
   Amortization of intangibles                     8,271           2,047          10,318
   Non-recurring expenses                          6,662              --           6,662
                                               ---------       ---------       ---------
      Income from operations                      14,020           2,737          16,757
Interest expense, net                             28,794          14,544          43,338
Other income, net                                   (551)            (97)           (648)
                                               ---------       ---------       ---------
      Loss before income taxes                   (14,223)        (11,710)        (25,933)
Income tax benefit                                (8,914)         (2,096)        (11,010)
                                               ---------       ---------       ---------
      Net loss                                    (5,309)         (9,614)        (14,923)
Preferred stock dividends and accretion           (7,726)             --          (7,726)
                                               ---------       ---------       ---------
      Net loss available to common shares      $ (13,035)      $  (9,614)      $ (22,649)
                                               =========       =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                                   NINE MONTHS ENDED SEPTEMBER 28, 2002
                                                                   ------------------------------------
                                                                 GUARANTOR    NON-GUARANTOR  CONSOLIDATED
                                                                 ---------    -------------  ------------
Cash flows from operating activities:
   Net income (loss)                                              $ 21,231       $ (4,811)      $ 16,420
   Items not requiring (providing) cash:
      Depreciation and amortization of intangibles                  14,944          8,591         23,535
      Deferred income tax expense (benefit)                          5,503         (1,754)         3,749
      Other non-cash charges, net                                   11,107            238         11,345
      Changes in current assets and liabilities
      (excluding amounts acquired)                                   6,834          9,543         16,377
                                                                  --------       --------       --------
           Net cash provided by operating activities                59,619         11,807         71,426
                                                                  --------       --------       --------
Cash flows from investing activities:
   Capital expenditures                                             (8,897)        (4,545)       (13,442)
   Proceeds from sale of assets                                        289            592            881
   Other, net                                                        4,929         (6,416)        (1,487)
                                                                  --------       --------       --------
           Net cash used in investing activities                    (3,679)       (10,369)       (14,048)
                                                                  --------       --------       --------
Cash flows from financing activities:
   Net repayments under revolving credit agreements                (38,000)            --        (38,000)
   Proceeds from issuance of long-term debt                             --          9,738          9,738
   Principal payments on long-term debt                            (17,451)       (10,669)       (28,120)
   Payments for debt issuance costs                                 (2,316)            --         (2,316)
                                                                  --------       --------       --------
           Net cash used in financing activities                   (57,767)          (931)       (58,698)
Effect of exchange rate changes on cash and cash equivalents            --            336            336
                                                                  --------       --------       --------
           Increase (decrease) in cash and cash equivalents         (1,827)           843           (984)
Cash and cash equivalents, beginning of period                       1,950          4,082          6,032
                                                                  --------       --------       --------
Cash and cash equivalents, end of period                          $    123       $  4,925       $  5,048
                                                                  ========       ========       ========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                                      NINE MONTHS ENDED SEPTEMBER 29, 2001
                                                                      ------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATED
                                                                   ---------    -------------   ------------
Cash flows from operating activities:
   Net loss                                                         $ (5,309)      $ (9,614)      $(14,923)
   Items not requiring (providing) cash:
      Depreciation and amortization of intangibles                    21,761          9,349         31,110
      Deferred income tax benefit                                     (8,796)        (2,308)       (11,104)
      Other non-cash charges, net                                      8,099             88          8,187
      Changes in current assets and liabilities
      (excluding amounts acquired)                                   (31,775)        13,607        (18,168)
                                                                    --------       --------       --------
           Net cash provided by (used in) operating activities       (16,020)        11,122         (4,898)
                                                                    --------       --------       --------
Cash flows from investing activities:
   Capital expenditures                                               (5,606)        (4,067)        (9,673)
   Proceeds from sale of assets                                       20,884             --         20,884
   Other, net                                                         (3,551)         1,480         (2,071)
                                                                    --------       --------       --------
           Net cash provided by (used in) investing activities        11,727         (2,587)         9,140
                                                                    --------       --------       --------
Cash flows from financing activities:
   Net borrowings under revolving credit agreements                   (3,500)            --         (3,500)
   Proceeds from issuance of long-term debt                           16,666            389         17,055
   Principal payments on long-term debt                              (14,185)        (6,729)       (20,914)
   Payments for debt issuance costs                                   (2,831)            --         (2,831)
   Parent capital contribution                                         8,375             --          8,375
                                                                    --------       --------       --------
           Net cash provided by (used in) financing activities         4,525         (6,340)        (1,815)
Effect of exchange rate changes on cash and cash equivalents            (131)           148             17
                                                                    --------       --------       --------
           Increase in cash and cash equivalents                         101          2,343          2,444
Cash and cash equivalents, beginning of period                            42          3,116          3,158
                                                                    --------       --------       --------
Cash and cash equivalents, end of period                            $    143       $  5,459       $  5,602
                                                                    ========       ========       ========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company

We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and its consolidated subsidiaries as of September 28, 2002, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 28, 2002 and September 29, 2001, the condensed consolidated statement of stockholder's equity and comprehensive income as of and for the nine-month period ended September 28, 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2002 and September 29, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Doane Pet Care Company and its consolidated subsidiaries as of December 29, 2001, and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the condensed consolidated financial statements, effective December 30, 2001, Doane Pet Care Company and its consolidated subsidiaries adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                                                                    /s/ KPMG LLP


Nashville, Tennessee
October 29, 2002

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

FORWARD-LOOKING STATEMENTS

      Certain of the statements set forth below and elsewhere in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "assume," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict," "will" and similar expressions. These statements address activities, events or developments that we expect, believe, anticipate or estimate will or may occur in the future, including statements regarding, among other things:

-     the potential sale of our European pet food business;

- reliance on a few customers for a large portion of our sales and our ability to maintain our relationships with these customers;

- future capital expenditures and our ability to finance these capital expenditures;

- our ability to finance our debt service requirements under our senior credit facility and our other debt and to comply with our financial covenants relating to this debt;

-     our future financial condition and results of operations;

- our business strategy, and other plans and objectives for future operations;

- business opportunities that may be presented to and pursued by us from time to time;

-     our exposure to, and ability to manage, our market risks;

-     the impact of existing accounting pronouncements; and

-     risks related to our international operations.

      These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. Factors that could cause results to differ materially include without limitation: decreases or changes in demand for our products, changes in market trends, general competitive pressures from existing and new competitors, price volatility of commodities, natural gas, other raw materials and packaging, changes in expected investment returns on our future pension costs, changes in laws and regulations, adverse changes in operating performance, adverse economic conditions and other factors described under Item 1 -- "Business -- Risk Factors" of our 2001 10-K.

      We undertake no obligation to revise the forward-looking statements to reflect any future events or circumstances. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

CRITICAL ACCOUNTING POLICIES

      Accounts Receivable Allowance. At September 28, 2002, our gross accounts receivable were $122.8 million. We had a valuation allowance of $5.6 million at September 28, 2002, primarily for outstanding deductions with customers. Our accounting policy is to estimate the allowance by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise the allowance against accounts receivable as we receive more information on this matter.

      Inventories Valuation Allowance. At September 28, 2002, our gross inventories were $62.1 million. We had a valuation allowance for obsolescence of $4.6 million at September 28, 2002, primarily related to packaging inventories. Our accounting policy is to estimate the allowance based on specific identification of obsolete products or potential products to be rationalized, taking into account both the probability and timing of rationalization. We may revise the allowance against inventories as we receive more information on this matter.

      Deferred Tax Assets. At September 28, 2002, our gross deferred tax assets totaled $25.8 million, of which $10.8 million related to the deferred tax benefit associated with our federal net operating loss carryforwards of $30.8 million that are available to offset future taxable income through 2021. Realization of the deferred tax assets is dependent upon our ability to generate sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. Our results of operations reflect net losses in fiscal 2000 and 2001, which are primarily due to non-recurring and Project Focus implementation expenses. See -- "Results of Operations -- Expenses
Related to 2001 Strategic Initiatives" for a discussion of Project Focus. Although realization is not assured, we believe that it is more likely than not that our deferred tax assets will be realized.

      Goodwill and Other Intangible Assets. At September 28, 2002, our net goodwill and other intangible assets totaled $356.5 million. Our accounting policy is to test the fair value of goodwill and other intangible assets for impairment in accordance with Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which we adopted as of the beginning of fiscal 2002. See -- "Recently Issued Accounting Pronouncements."

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

      Our results of operations reflect the reclassification of volume-based rebates and certain sales incentives as a reduction in net sales, and free-goods promotions as an increase in cost of goods sold with the offset being a decrease in promotion and distribution expense. Results for the three months and nine months ended September 29, 2001 have been reclassified, as discussed in our 2001 10-K. See Note 2 -- "Promotional Accounting Reclassification" to our accompanying unaudited condensed consolidated financial statements included herein.

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

      In October 2001, we initiated a new market and operational strategy, Project Focus, which is designed to better focus our resources on providing "best-in-class" services and products to our customers. Our goal is to permanently reduce our cost structure by streamlining our available product offerings and thereby significantly reducing stock-keeping units, or SKUs, increasing the efficiency of our production facilities and reducing our workforce. We believe the changes will benefit our customers by simplifying and distinguishing our product offerings and associated pricing, improving our planning and marketing support services, and reducing the complexity of our operations. We also plan to improve our margins by focusing on initiatives that enhance our customer mix and/or product mix. We seek to be the high quality, low cost global producer of customer branded pet food in our highly competitive markets. See Note 16 -- "Non-Recurring and Project Focus Implementation Expenses" to our audited consolidated financial statements included in our 2001 10-K. We recorded a charge of $10.2 million in the fourth quarter of fiscal 2001 related to our Project Focus initiative. We have also experienced, and may experience in the future, a decline in sales volumes with certain of our customers as a result of reducing SKUs in connection with Project Focus.

      Potential sale of European pet food business. On October 15, 2002, we announced that we were reviewing the potential sale of our European pet food business. We expect that the net proceeds from any such sale would be used to pay down our outstanding senior debt. We expect that any potential sale would be completed in the first half of 2003, although we cannot assure you that this transaction will be completed at that time or at all, or what price would be received in any such sale. The carrying value of the related assets will be evaluated as the sale process proceeds. See Note 9 -- "Financial Information Related to Guarantor Subsidiaries" for unaudited condensed consolidated financial information related to our non-guarantor subsidiaries, which would be divested in connection with any sale of our European pet food business.

      Statement of Income Data. The following table sets forth our statement of income data expressed as a percentage of net sales for the periods indicated, which together with the discussion that follows the table, is based on our accompanying unaudited condensed consolidated financial statements and notes thereto included herein (in thousands, except percentages):

                                              Three months ended                                  Nine months ended
                                   -------------------------------------------       -------------------------------------------
                                   September 28, 2002       September 29, 2001       September 28, 2002       September 29, 2001
                                   ------------------       ------------------       ------------------       ------------------
Net sales                         $ 216,334     100.0%     $ 206,299     100.0%     $ 640,738     100.0%     $ 674,325     100.0%
Cost of goods sold                  171,865      79.4        166,099      80.5        496,589      77.5        561,826      83.3
                                  ---------     -----      ---------     -----      ---------     -----      ---------     -----
     Gross profit                    44,469      20.6         40,200      19.5        144,149      22.5        112,499      16.7

Operating expenses:
   Promotion and distribution        12,849       5.9         13,618       6.6         39,782       6.2         43,250       6.4
   Selling, general and
     administrative                  11,851       5.5         10,021       4.9         34,391       5.4         35,512       5.3
   Amortization of intangibles          908       0.4          3,421       1.6          2,596       0.4         10,318       1.5
   Non-recurring expenses               775       0.4             --        --            775       0.1          6,662       1.0
                                  ---------     -----      ---------     -----      ---------     -----      ---------     -----
     Income from operations          18,086       8.4         13,140       6.4         66,605      10.4         16,757       2.5

Interest expense, net                16,426       7.6         14,464       7.0         46,251       7.2         43,338       6.4
Other income, net                      (355)     (0.2)           (44)       --           (990)     (0.2)          (648)     (0.1)
                                  ---------     -----      ---------     -----      ---------     -----      ---------     -----

     Income (loss) before
       income taxes                   2,015       1.0         (1,280)     (0.6)        21,344       3.4        (25,933)     (3.8)
Income tax expense (benefit)           (745)     (0.3)        (1,296)     (0.6)         4,924       0.8        (11,010)     (1.6)
                                  ---------     -----      ---------     -----      ---------     -----      ---------     -----
     Net income (loss)            $   2,760       1.3%     $      16        --%     $  16,420       2.6%     $ (14,923)     (2.2)%
                                  =========     =====      =========     =====      =========     =====      =========     =====

THREE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 2001

      Net sales. Our net sales in the third quarter of 2002 increased 4.8% to $216.3 million from $206.3 million in the comparable 2001 period primarily due to increased U.S. dry dog food volume and new business awards.

      Gross profit. Our gross profit in the third quarter of 2002 increased $4.3 million to $44.5 million from $40.2 million in the comparable 2001 period. This increase is primarily due to improved quarter-over-quarter performance at our European operations, increased sales volume, lower ingredient and natural gas costs, partially offset by start-up costs related to new business. The increase in gross profit was also partially offset by the unfavorable impact caused by the volatility of commodity prices under FASB's Statement on Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), fair value accounting of our commodity derivative instruments. Such accounting resulted in a $0.8 million increase in our cost of goods sold in the third quarter of 2002 compared to a $0.1 million decrease in our cost of goods sold in the same 2001 period, which accounted for a $0.9 million decrease in gross profit.

      Promotion and distribution. Promotion and distribution expenses for the third quarter of 2002 decreased 5.6% to $12.8 million from $13.6 million in the comparable 2001 period primarily due to Project Focus margin improvement.

      Selling, general and administrative. Selling, general and administrative expenses for the third quarter of 2002 increased 18.3% to $11.9 million from $10.0 million in the comparable 2001 period primarily due to higher variable compensation incentive accruals tied to our business performance, partially offset by lower costs from restructuring and other cost saving initiatives from Project Focus implementation.

      Amortization of intangibles. Amortization expense for the third quarter of 2002 decreased 73.5% to $0.9 million from $3.4 million in the comparable 2001 period primarily due to goodwill and other intangible assets with indefinite lives no longer being amortized. See -- "Recently Issued Accounting Pronouncements."

      Non-recurring expenses. Non-recurring expenses of $0.8 million in the third quarter of 2002 related to the write-off of costs associated with our potential bond offering. In accordance with Securities and Exchange Commission's ("SEC's") Staff Accounting Bulletin 71 ("SAB 71"), we are required to write-off these costs after a postponement of the transaction exceeds 90 days. See -- "Liquidity and Capital Resources -- Capitalization."

      Interest expense, net. Interest expense, net of interest income, for the third quarter of 2002 increased 13.6% to $16.4 million from $14.5 million in the comparable 2001 period primarily due to a $2.2 million accrual of non-cash interest expense for the excess leverage fee under our senior credit facility. See -- "Liquidity and Capital Resources."

      Income tax expense (benefit). We recognized an income tax benefit of $0.7 million for the third quarter of 2002 compared to $1.3 million for the same 2001 period. Our effective tax rates of 37.0% for the third quarter of 2002 and 101.3% for the 2001 period are different from the combined U.S. federal and state statutory rate of 38.9% primarily due to the difference between U.S. and foreign effective tax rates. In addition, our effective tax rate in the 2001 period was impacted by certain goodwill amortization that was not deductible for income tax purposes.

NINE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 2001

      Net sales. Our net sales in the first nine months of 2002 decreased 5.0% to $640.7 million from $674.3 million in the comparable 2001 period. Net sales in the 2001 nine month period included $16.6 million of net sales from the Deep Run and Perham businesses prior to their divestiture in the second quarter of 2001. Excluding the 2001 net sales associated with these divestitures, our net sales for the first nine months of 2002 decreased 2.6%, or $17.0 million, from the first nine months of 2001. The decrease was primarily due to lower sales volume from Project Focus implementation, partially offset by the increase in sales volume as a result of new business awards.

      Gross profit. Our gross profit in the first nine months of 2002 increased $31.6 million to $144.1 million from $112.5 million in the comparable 2001 period primarily due to the favorable impact caused by the volatility of commodity prices under SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $13.0 million reduction in our cost of goods sold in the first nine months of 2002 compared to a $10.0 million increase in our cost of goods sold in the same 2001 period, which accounted for $23.0 million of the $31.6 million increase in gross profit. This increase is primarily due to improved performance at our European operations, lower natural gas costs and lower operating costs as a result of the closure of certain inefficient manufacturing facilities in fiscal 2001 as well as efficiencies achieved at our remaining plants in both fiscal 2001 and 2002 from Project Focus implementation, partially offset by higher salaries and wage rate inflation and start-up costs related to new business. In addition, the improvement is partially due to the impact of the divestitures of the Deep Run and Perham businesses.

      Promotion and distribution. Promotion and distribution expenses for the first nine months of 2002 decreased 8.0% to $39.8 million from $43.3 million in the comparable 2001 period primarily due to the reduction in sales volume, Project Focus margin improvement and freight outsourcing.

      Selling, general and administrative. Selling, general and administrative expenses for the first nine months of 2002 decreased 3.2% to $34.4 million from $35.5 million in the comparable 2001 period primarily due to lower costs from restructuring and other cost saving initiatives from Project Focus implementation, partially offset by higher variable compensation incentive accruals tied to our business performance.

      Amortization of intangibles. Amortization expense for the first nine months of 2002 decreased 74.8% to $2.6 million from $10.3 million in the comparable 2001 period primarily due to goodwill and other intangible assets with indefinite lives no longer being amortized. See -- "Recently Issued Accounting Pronouncements."

      Non-recurring expenses. Non-recurring expenses of $0.8 million in the first nine months of 2002 related to the write-off costs associated with our potential bond offering. In accordance with SAB 71, we are required to write-off these costs after a postponement of the transaction exceeds 90 days. See -- "Liquidity and Capital Resources -- Capitalization." Non-recurring expenses of $6.7 million for the first nine months of 2001 consisted of a $4.7 million net loss on the sale of certain assets related to the divestitures of the Deep Run and Perham businesses and a $2.0 million charge associated with a workforce reduction following the divestitures.

      Interest expense, net. Interest expense, net of interest income, for the first nine months of 2002 increased 6.7% to $46.3 million from $43.3 million in the comparable 2001 period primarily due to a $4.5 million accrual of non-cash interest expense for the excess leverage fee under our senior credit facility, partially offset by a decrease in interest rates associated with our floating rate debt. See -- "Liquidity and Capital Resources."

      Income tax expense (benefit). We recognized income tax expense of $4.9 million for the first nine months of 2002 and an income tax benefit of $11.0 million in the comparable 2001 period. Our effective tax rates of 23.1% for the 2002 period and 42.5% for the 2001 period are different from the combined U.S. federal and state statutory rate of 38.9% primarily due to the difference between U.S. and foreign effective tax rates. In addition, our effective tax rate in the 2001 period was impacted by certain goodwill amortization that was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and industrial development revenue bonds. At September 28, 2002, we had working capital of $31.4 million.

      Cash Flows. Net cash provided by our operating activities was $71.4 million in the first nine months of 2002 compared to net cash used in our operating activities of $4.9 million in the comparable 2001 period. This increase was primarily due to (1) the increase in our income before income taxes, depreciation and amortization, (2) lower deposit amounts in our commodity margin accounts and (3) an increase in accounts payable in the first nine months of 2002 compared to a decrease in accounts payable in the same 2001 period. As of September 28, 2002, we had $6.2 million of margin deposits associated with our derivative contracts for corn, soybean meal and natural gas commodity requirements compared to $10.5 million of margin deposits as of December 29, 2001.

      Net cash used in our investing activities was $14.0 million in the first nine months of 2002 compared to net cash provided by our investing activities of $9.1 million in the same 2001 period. This decrease is primarily associated with the proceeds received in the first nine months of 2001 related to the divestitures of the Deep Run and Perham businesses. Estimated capital expenditures for the full year fiscal 2002 are $25.0 million. We spent $13.4 million on capital expenditures in the first nine months of 2002.

      Net cash used in financing activities was $58.7 million in the first nine months of 2002 compared to $1.8 million in the same 2001 period. This increase is primarily due to using cash provided by operating activities to reduce our revolving credit borrowings in 2002 and proceeds received from the sponsor facility in 2001. Our sponsor facility is a senior unsecured loan from the shareholders of our parent company and certain of our executive officers bearing interest at 15% per annum and maturing on March 31, 2007. The proceeds from the sponsor facility were used to refinance $25.0 million of indebtedness under our senior credit facility.

      Debt. We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, our 9-3/4% senior subordinated notes, industrial development revenue bonds and foreign debt. Our ability to borrow is limited by our senior credit facility and the limitations on the incurrence of additional indebtedness in the indenture governing our 9-3/4% senior subordinated notes.

      We entered into an amended and restated senior credit facility dated as of May 8, 2000 with a syndicate of banks and other institutional investors, as lenders, and JPMorgan Chase Bank, as administrative agent. Our senior credit facility was amended in March 2001 and March 2002.

      As of September 28, 2002, our senior credit facility provides for total commitments of:

      -     Euro 68.9 million ($67.9 million) for a Euro term loan facility; and

      -     $349.8 million, consisting of:

            -     a $274.8 million USD term loan facility; and

            - a $75.0 million revolving credit facility with a $20.0 million sub-limit for issuance of letters of credit.

      The commitments under the revolving credit facility are limited to $60.0 million until certain financial performance tests are achieved. These tests were not met in fiscal 2001 and we do not believe they will be met in fiscal 2002. Availability of funds under our senior credit facility is also subject to certain customary terms and conditions.

      Effective March 25, 2002, all loans started bearing interest at the Euro dollar rate plus 4.75%, or the prime rate plus 3.75%, until maturity. At September 28, 2002, the Euro term loan facility bore interest at 8.07%, the USD term loan facility bore interest at 8.23% and the revolving credit facility bore interest at 8.50%.

      As of September 28, 2002, the principal amounts due under the Euro term loan facility were approximately: (i) Euro 8.7 million in 2002 and 2003; (ii) Euro 11.0 million in 2004; and (iii) Euro 47.0 million in 2005; and the principal amounts due under the USD term loan facility were approximately: (i) $15.0 million in 2002, 2003 and 2004; (ii) $162.0 million in 2005; and (iii)
$79.1 million in 2006. At September 28, 2002, we had no borrowings under our revolving credit facility and we had $3.4 million letters of credit outstanding, resulting in $56.6 million in availability under our revolving credit facility.

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

      Our senior credit facility contains certain financial covenant requirements. We have experienced difficulty in the past satisfying financial covenants in our senior credit facility. The amendments to our senior credit facility in 2001 and 2002 waived certain financial covenant requirements for the fiscal years ended December 30, 2000 and December 29, 2001. Without such waivers, we would not have been in compliance with the waived covenants at December 30, 2000 or December 29, 2001. We may experience difficulty satisfying these financial covenants in the future, which, if we are unable to secure a waiver from our lenders, could result in, among other things, an event of default and acceleration of outstanding debt under our senior credit facility. See -- "Capitalization."

      Liquidity. We believe the cash flows generated from our business, together with future borrowings, will be sufficient to enable us to make principal and interest payments on our debt and to provide us with the necessary liquidity for operational and investment requirements in the current operating environment. We also believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and fund our planned expansion and customer requirements for fiscal 2002. We cannot assure you, however, that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to make principal and interest payments on our debt or to fund our other liquidity needs. In addition, any future acquisitions, joint ventures or similar transactions that we may consider will likely require additional capital and we cannot assure you that any such capital will be available to us on commercially reasonable terms, on terms acceptable to us, or at all.

      As of September 28, 2002, we expected the future payout of our accrued restructuring cost of $2.9 million would be $0.5 million in 2002, $2.2 million in 2003 and $0.2 million in 2004.

      Capitalization. During fiscal 2002, our goal is to improve our ability to comply with the covenants in our credit agreements and ultimately reduce our leverage. We are exploring several alternatives to achieve this goal, either alone or in some combination. Some of these alternatives include the possible sale of our European pet food business, raising additional equity capital, restructuring our senior credit facility, strategic acquisitions, sales of non-strategic assets and issuing longer term debt securities. We cannot assure you that we will be able to achieve these goals or that we will be able to comply with the financial covenants in our senior credit facility. If we are unable to restructure our senior credit facility prior to the expiration of the reduced financial covenant requirements that are in effect through March 31, 2003, we do not believe that we will be able to comply with the financial covenant requirements that would go into effect on that date. See Note 8 -- "Subsequent Events."

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

INFLATION AND CHANGES IN PRICES

      Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease breakouts in protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. We cannot assure you that our results of operations will not be exposed to volatility in the commodity and natural gas market.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Effective December 30, 2001, we adopted SFAS 142, which requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. In the first quarter of fiscal 2002, we reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations which resulted in no impact on our accompanying unaudited condensed consolidated financial statements. As of June 29, 2002, we completed the required impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no impairment to the carrying values of these assets was needed. The adoption of SFAS 142 resulted in the elimination of annual amortization expense related to goodwill and other intangible assets of approximately $10.3 million, or $7.6 million net of income tax benefit. Our results of operations in future periods could be adversely affected if our goodwill and other intangible assets are determined to be impaired under SFAS
142. We will perform our annual impairment test of goodwill and other intangible assets in the fourth quarter of 2002.

      Effective December 30, 2001, we adopted FASB's Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"), which requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 as of the beginning of fiscal 2002 had no material impact on our financial position or results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"), which amends existing authoritative pronouncements to make various technical corrections, clarify meanings and describe their applicability under changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual or infrequent or they meet the criteria for classification as an extraordinary item. SFAS 145 will be effective for us as of the beginning of fiscal 2003.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when these costs are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for us as of the beginning of fiscal 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

      Commodity price risk. We manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. At September 28, 2002, we had open commodity contracts with a fair value loss of $4.2 million.

      Based upon an analysis we completed as of September 28, 2002 in which we utilized our actual derivative contractual volumes and assumed a 5.0% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $5.1 million, or $3.1 million net of deferred tax benefit.

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

      Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our floating rate debt, which totaled $342.7 million at September 28, 2002. Of that amount, $115.0 million of our floating rate debt was hedged by interest rate swap contracts and $50.0 million was hedged by an interest rate cap contract. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Amounts received or paid under interest rate swap contracts and gains and losses on interest rate cap contracts are recorded as interest income (expense) in the accompanying unaudited condensed consolidated financial statements included herein. Gains and losses on interest rate swap contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. At September 28, 2002, we had a cumulative unrealized loss on our interest rate swap contracts of $3.2 million, or $2.0 million net of cumulative deferred tax benefit.

      Accordingly, our net income is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our current floating rate debt and interest rate swap and cap contracts, our net income would decrease by approximately $0.4 million and $1.8 million, or $0.3 million and $1.1 million net of income tax benefit, for the three months and nine months ended September 28, 2002, respectively. In addition, such a change would result in a decrease of approximately $7.3 million in the fair value of our fixed rate debt at September 28, 2002. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

      Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. Although we have announced that we are reviewing the potential sale of our European pet food business, we currently have European operations that sell pet food products throughout Europe. In connection with our acquisition on May 10, 2000 of A/S Arovit Petfood, which manufactures and sells throughout Europe a full range of pet food products for dogs and cats, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe.

Even upon the consummation of any sale of our European pet food business, we would continue to have Euro-denominated debt outstanding and, therefore, will continue to be exposed to foreign currency exchange risk. As of September 28, 2002, the cumulative translation adjustment for the net investment in our foreign operations was a net gain of $9.0 million, which includes an unrealized cumulative loss of $6.0 million for the translation of our Euro-denominated debt to U.S. dollars. The cumulative translation adjustment is recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein.

      We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with changes in the market values of the hedged items both at inception and over the life of the contracts. Gains and losses on foreign currency forward contracts are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements included herein. At September 28, 2002, we had no open foreign currency forward contracts.

ITEM 4.  CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, have concluded that these controls and procedures are effective.

      Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                     Description
      -------                    -----------

       15.1       --  Independent Accountants' Review Report dated October 29,
                      2002, incorporated in Item 1 of this Form 10-Q.

(b)   Reports on Form 8-K

      A report on Form 8-K, dated August 7, 2002, was furnished pursuant to Item 9 of Form 8-K in connection with our issuance of a press release announcing our second quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DOANE PET CARE COMPANY

                                          By:  /s/ PHILIP K. WOODLIEF
                                               -------------------------------
                                               Philip K. Woodlief
                                               Vice President, Finance and
                                                 Chief Financial Officer

                                          By:  /s/ STEPHEN P. HAVALA
                                               -------------------------------
                                               Stephen P. Havala
                                               Corporate Controller and
                                                 Principal Accounting Officer

Date: November 12, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Douglas J. Cahill, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Doane Pet Care
      Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002



      /s/ DOUGLAS J. CAHILL
      -------------------------------------
      Douglas J. Cahill
      President and Chief Executive Officer
      Doane Pet Care Company

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Philip K. Woodlief, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Doane Pet Care
      Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002



      /s/ PHILIP K. WOODLIEF
      ------------------------
      Philip K. Woodlief
      Vice President, Finance and Chief Financial Officer
      Doane Pet Care Company