Form 10-K
period 2002-12-28
DOANE PET CARE CO
filed 2003-02-28
CIK 1002211

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-27818

                             DOANE PET CARE COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                      43-1350515
(State or other jurisdiction of                        (I.R.S employer
 incorporation or organization)                       identification no.)

                            210 WESTWOOD PLACE SOUTH,
                                    SUITE 400
                               BRENTWOOD, TN 37027
           (Address of principal executive office, including zip code)

                                 (615) 373-7774
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).   Yes [ ]   No [X]

         As of the last business day of the registrant's most recently completed second fiscal quarter, the registrant had no common equity held by non-affiliates.

         As of February 20, 2003, the registrant had outstanding 1,000 shares of common stock, all of which were held by its parent, Doane Pet Care Enterprises, Inc.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business ...........................................................................................  1

Item 2.   Properties.......................................................................................... 18

Item 3.   Legal Proceedings................................................................................... 19

Item 4.   Submissions of Matters to a Vote of Security Holders................................................ 19

                                                      PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............................... 20

Item 6.   Selected Financial Data............................................................................. 20

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations....................................................................................... 23

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................................... 34

Item 8.   Financial Statements and Supplementary Data......................................................... 36

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................................................ 36

                                                      PART III

Item 10.  Directors and Executive Officers of the Registrant.................................................. 37

Item 11.  Executive Compensation.............................................................................. 40

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..................................................................... 43

Item 13.  Certain Relationships and Related Transactions...................................................... 46

Item 14.  Controls and Procedures............................................................................. 48

                                                       PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................... 49

Signatures.................................................................................................... 53

Certification of Principal Executive Officer.................................................................. 54

Certification of Principal Financial Officer.................................................................. 55

Index to Financial Statements.................................................................................F-1

         In this annual report on Form 10-K, "Doane," "the Company," "we," "us" and "our" refer to Doane Pet Care Company and its subsidiaries, unless the context indicates otherwise.

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

         We are the largest manufacturer of private label pet food and the second largest manufacturer of dry pet food overall in the United States. We are also a leading manufacturer of private label pet food in Europe. We sell to over 600 customers around the world and serve many of the top pet food retailers in the United States, Europe and Japan. We offer our customers a full range of pet food products for both dogs and cats, including dry, semi-moist, wet, treats and dog biscuits.

         We categorize our sales into three product areas: (i) private label,
(ii) co-manufacturing and (iii) regional brands that we own. Our customers in private label primarily include mass merchandisers, grocery chains, farm and fleet companies and pet specialty stores. Our co-manufacturing customers include the top five branded pet food companies in the world, for whom we produce and package a portion of their products. A majority of our regional brand sales are sold to the grocery and farm and fleet channels.

         We have been the primary supplier of private label pet food to WalMart Stores, Inc. since 1973 and have been a supplier to its Sam's Club division since 1990. Collectively, we refer to them as Wal*Mart. We manufacture a wide variety of products for Wal*Mart, including the majority of WalMart Stores, Inc.'s top selling private label pet food brands, Ol' Roy and Special Kitty. Ol' Roy is the number one selling brand of dry pet food in the United States by volume. Our net sales to Wal*Mart accounted for 40%, 40% and 44% of our total net sales for fiscal 2000, 2001 and 2002, respectively.

         As the primary supplier of private label pet food to WalMart Stores, Inc., we jointly developed a cost-effective direct store delivery program, which we refer to as DSD, to address certain logistical issues associated with distributing dry pet food. Due to its size, bulk and weight, dry pet food bags are not easily transferable to individual stores from WalMart Stores, Inc.'s distribution centers. As part of DSD, we serve as a just-in-time supplier to WalMart Stores, Inc. for dry pet food, whereby we load customized, store specific pallets on WalMart Stores, Inc.'s private fleet trailers. DSD allows WalMart Stores, Inc. to bypass its own distribution centers for the delivery of our products directly to its stores. DSD also allows WalMart Stores, Inc. to utilize its fleet more efficiently by reducing backhaul miles, lowering working capital and handling costs and increasing inventory turns. As a result of DSD, our products are shipped directly to a majority of the 2,800 U.S. stores of WalMart Stores, Inc. and we ship to these stores an average of two times per week with one to two days of lead time.

         Doane Pet Care Company is a Delaware corporation formed on September 22, 1995. Our principal executive offices are located at 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027 and our telephone number is (615) 373-7774.

         Doane Pet Care Enterprises, Inc., our parent corporation, was formed in 1995 by a group of private equity investors led by Summit Capital, Inc., DLJ Merchant Banking Partners, L.P., J.P. Morgan Partners (BHCA), L.P. and certain members of existing management to acquire our company, formerly known as Doane Products Company. Our parent has no other material assets or activities other than the ownership of our common stock.

RECENT DEVELOPMENTS

         Refinancing

         Senior note offering. On February 28, 2003, we issued $213.0 million aggregate principal amount of 10-3/4% senior notes due 2010. Our senior notes mature on March 1, 2010 and are guaranteed on a senior unsecured basis by each of our domestic subsidiaries. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Refinancing."

         Use of proceeds. We used a portion of the net proceeds from the sale of our senior notes to repay a portion of our senior credit facility and we intend to use the remaining net proceeds to repay our sponsor facility in full, to the extent all of the holders of promissory notes under our sponsor facility tender their notes by March 17, 2003 or any subsequently extended expiration date. We have no right to require the holders of promissory notes under our sponsor facility to tender their notes prior to maturity. To the extent that one or more holders of promissory notes under our sponsor facility do not tender their promissory notes, we intend to use those proceeds to further reduce indebtedness under our senior credit facility. Any promissory notes not repaid will remain outstanding under their original terms. Unless the context otherwise provides, the discussion in this annual report on Form 10-K assumes that all of the holders of promissory notes under our sponsor facility tender their promissory notes and that these promissory notes are paid in full with a portion of the net proceeds from the sale of our senior notes.

         Amendments to senior credit facility. In conjunction with the issuance of our senior notes, we amended our senior credit facility, effective as of February 28, 2003. The amendments provide for, among other things: (1) the concurrent issuance of our senior notes and repayment of our sponsor facility;
(2) the repayment of a portion of the term loans under our senior credit facility in order of forward maturity; (3) less restrictive covenants on capital expenditures, investments and certain other activities; (4) the elimination of certain financial covenants and the restructuring of other financial covenants;
(5) the elimination of the excess leverage fee; (6) the elimination of the fixed rate debt percentage requirement; and (7) the permanent reduction in our revolving credit facility from $75.0 million to $60.0 million.

         For a further discussion of our refinancing and the amendments to our senior credit facility, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Refinancing" and "-- Liquidity and Capital Resources -- Debt."

European Business

         On October 15, 2002, we announced that we were reviewing the potential sale of our European pet food business. On February 7, 2003, we announced that we were no longer pursuing a sale of this business.

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

         Our store brand program involves the formulation and supply of a wide variety of high quality pet food products, including dry, semi-moist, soft dry, soft treats and dog biscuits as well as wet products in Europe. We believe that these products are comparable in quality to competing branded pet food products, except we offer them at a lower price. For our national branded customers, we manufacture dry pet food, soft treats and dog biscuits to meet those customers' specifications and quality standards. Our regional brands are generally economically priced and marketed by our customers as a complement to their other pet food offerings.

         In the United States, we manufacture dry pet food under approximately 175 store brands, including Canine Club, Dura Life, Exceed, Hy Vee, Maxximum Nutrition, NutraCare, Ol' Roy, Pathmark, Pet Club, PMI-Nutrition, Retriever, and Special Kitty. Our regional brands, which include Country Prime, Kozy Kitten, and TrailBlazer, allow our customers to broaden their product offerings. We also offer Bonkers and Pet Lovers branded treats to our retailers. In Europe, we manufacture pet food for over 150 customers.

         A description of each of our product lines is set forth below:

         - Dry pet food (74% of our 2002 net sales). We are the second largest manufacturer of dry pet food in the United States. We produce, market and distribute a wide selection of high quality dry pet food products, predominately for dogs and cats. Our dry pet food product lines include high protein, chunk style, premium-blended, puppy food, gravy style and super premium meat inclusion products for dogs, and regular and blended products for cats.

         - Biscuits and treats (10% of our 2002 net sales). We are the largest manufacturer of dog biscuits in the world and a leading supplier of soft treats. Dog biscuits undergo a different manufacturing process from dry pet food, which primarily involves baking rather than the use of extruders.

         - Wet, semi-moist and other (16% of our 2002 net sales). These products are distinguishable from dry pet food based on their higher moisture level content, the technology used to manufacture such products and their higher packaging costs. Europe has a much stronger market for wet products than the United States. To meet this demand, we manufacture and sell throughout Europe wet products in all forms, including chunks and gravy, pate and loaf, and packages, such as cans, alucups and pouches.

         In addition to manufacturing pet food products, we maintain an in-house engineering services group. Our engineering services group designs and builds extruders, conveyors, dryers and other parts and equipment, including replacement parts, for our pet food manufacturing facilities and, to a lesser extent, for third parties. The engineering services group maintains repair staff that service and repair machinery and equipment at our production facilities, giving us the ability to make timely repairs and reduce downtime. Our in-house engineers generally design and supervise plant construction, thereby reducing plant construction costs and resulting in consistency in manufacturing processes and quality control. We believe our engineering services group provides us with services at a lower cost and more timely and efficiently than we could obtain from third parties.

SEASONALITY

         Our sales are moderately seasonal. We normally experience an increase in net sales during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.

SALES AND DISTRIBUTION

         Our direct sales force seeks new customers and works directly with mass merchandisers, membership clubs, farm and fleet stores, pet specialty stores and grocery chains. We also use independent food brokers. We generate new business, in part, through the expansion of our product lines and the development of new marketing programs to existing customers.

         A substantial amount of our products are distributed utilizing our customers' transportation networks. Several of our largest customers utilize us as a just-in-time supplier and maintain trailers at our manufacturing and distribution facilities. Proximity to certain of our customers' distribution centers and retail locations is a key consideration in deciding the location of our manufacturing and distribution facilities and, we believe, is a significant competitive advantage. Our customers' trailers can be loaded for shipment either directly to individual stores or to their own distribution centers. Those customers that have products shipped directly from our manufacturing and distribution facilities to their retail stores are able to reduce their inventory, freight and handling costs by avoiding shipment to their own distribution centers. Those customers that use their own transportation fleet are able to utilize their trucks that would otherwise be empty to backhaul a load of pet food on return to their distribution center or directly to another store.

         For customers that do not utilize their own transportation fleet, we provide transportation on a contract basis through common carriers or those customers can arrange their own transportation. We do not own or operate any transportation equipment.

         We provide vendor managed inventory fulfillment services for both direct store and warehouse deliveries. We communicate on-line with our customers' inventory management systems, evaluate their inventory levels and place orders on their behalf to meet their just-in-time inventory requirements and manage their inventory levels. We believe this provides our customers with a significant competitive advantage, which includes shorter lead-time requirements, higher inventory turns and reduced out-of-stock positions.

CUSTOMERS

         We manufacture products for over 600 customers globally. Store brand customers in the United States include mass merchandisers, such as Wal*Mart and Costco, pet specialty stores, such as PetsMart, grocery chains, such as Albertson's, Food Lion, Kroger, Publix, Royal Ahold and Safeway, and farm and fleet stores, such as Tractor Supply, Mid-States and Purina Mills. In addition, we manufacture products for many of the largest national branded pet food companies in the United States. Our European customer base is similar to the United States. We sell to many of the leading retailers, pet specialty stores and farm and fleet outlets, as well as several branded customers.

         Net sales to Wal*Mart accounted for 40%, 40% and 44% of our total net sales for fiscal 2000, 2001 and 2002, respectively. We have been the primary supplier of private label dry pet food products to WalMart Stores, Inc. since 1973 and to its Sam's Club division since 1990. We utilize a computerized order and distribution system to ship products directly to substantially all domestic Wal*Mart stores, a majority of which are located within 250 miles of one of our facilities. We also offer direct delivery programs and electronic data interchange systems to other customers who see these services as beneficial.

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

         We believe we differentiate our company from the national branded pet food manufacturers by offering comparable, lower-priced products tailored to each retailer's needs. This provides retailers with the opportunity to increase pet food category profitability and provides a destination purchase item in this important consumer category. In addition, we believe we differentiate our company from other store brand pet food manufacturers by offering higher quality products and national production and distribution capabilities.

RAW MATERIALS AND PACKAGING

         The principal raw materials required for our manufacturing operations, which we purchase from large national commodity companies and local grain cooperatives, are bulk commodity grains and foodstocks, including corn, soybean meal, wheat middling, poultry meal, meat and bone meal, and corn gluten meal. We generally purchase or lock-in prices on raw materials from one to 12 months in advance. We purchase the raw material requirements of each of our manufacturing facilities locally due to the high freight costs of transporting bulk commodity products. As a result, raw material costs may vary substantially among our manufacturing facilities due to the impact of local supply and demand and varying freight costs. While we do not maintain long-term contracts with any of our suppliers, we believe alternative suppliers are readily available. Our European operations purchase similar raw materials noted above for the manufacturing of dry pet food. Manufacturing of our wet food in Europe requires fresh or frozen pork, beef and poultry products.

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

         Packaging is a significant component of our material costs. We have five main packaging suppliers in the United States and believe that additional packaging suppliers are readily available. Approximately 40% of our packaging requirements are covered by contracts with maturities through December 2003.

         Our pricing strategy for pet food is based on the costs of raw materials, packaging and certain other costs plus a conversion charge, which includes a profit factor. We periodically adjust our prices based on fluctuations in raw material and packaging costs. Future selling price increases may not be acceptable to our customers in the event of increased material costs. See "Risk Factors -- Risks Relating to Our Business Operations -- Increases in the costs of raw materials, packaging and natural gas have in the past and may in the future adversely affect our results of operations and reduce our ability to service our debt obligations" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Inflation and Changes in Prices."

RESEARCH AND DEVELOPMENT

         We continuously strive to develop new and improved products and processes. Our research and development department includes a full-time staff of food technologists, chemists and companion animal nutritionists, a central laboratory used for research and development, and quality control laboratories at each of our production facilities. Our research and development team formulates new recipes, comprised of raw materials, vitamins and minerals, and tests the nutritional content of new products. We also use independent commercial kennels and catteries for comparison taste tests with national branded products to seek to achieve comparable digestibility and palatability and to substantiate the nutritional claims of new products.

QUALITY ASSURANCE

         We maintain a comprehensive program for qualifying new supplies, testing raw materials for nutritional adequacy and screening to detect the presence of bacteria and other harmful substances. We continuously test pet food production at each of our plants by analyzing the finished pet food product against specifications, formula and regulatory requirements. Packaging is inspected for print quality, proper dimensions, construction and compliance with labeling regulations.

ENVIRONMENTAL AND SAFETY MATTERS

         We are subject to a broad range of federal, state, local and foreign environmental laws and regulations, including those governing discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes and the investigation or remediation of contamination arising from spills and releases. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, permit revocation and modification, performance of investigatory or remedial activities, as well as, in certain instances, the issuance of injunctions. We have not been subject to any material environmental liabilities, and compliance of our business and operations with environmental laws and regulations has not had a material adverse effect on our capital expenditures, earnings, or competitive position. Environmental laws and regulations have changed substantially over the years and we believe the trend of more expansive and stricter environmental laws and regulations will continue. While we believe we are in substantial compliance with applicable environmental, safety and public health laws, there can be no assurance that additional costs for compliance will not be incurred in the future or such costs will not be material.

         Our U.S. operations involve the use of aboveground and underground storage tanks. Under applicable laws and regulations, we are responsible for the proper use, maintenance and abandonment of regulated storage tanks that we own or operate and for remediation of soils, groundwater and surface water impacted by releases from such existing or abandoned aboveground or underground storage tanks.

         Our U.S. operations are also subject to laws and regulations governing remediation, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA or the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered statutorily responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility where a hazardous substance release occurred and companies that disposed or arranged for the disposal of hazardous substances. Persons who are or were responsible for the releases of hazardous substances under CERCLA may be subject to joint, several and retroactive liability for the costs of environmental response measures, and natural resource damages, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We also generate wastes that are subject to the federal Resource Conservation and Recovery Act, also known as RCRA, and comparable state statutes. The U.S. Environmental Protection Agency, or EPA, and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes and any future changes to such methods that are more rigorous or restrictive can increase the operating and disposal requirements incurred by us as well as by the industry in general. In the past, nearby industries have suffered releases of hazardous substances to the environment that are the subject of CERCLA investigations. It is possible that these neighboring environmental activities may have impacted some of our properties. We have not been advised, nor do we expect to be advised, by any environmental agency that we are considered a potentially responsible party for the neighboring environmental conditions, and we have no reason to believe that such conditions would have a material adverse effect on our company.

         We currently own or lease properties and through acquisitions in the future could own or lease additional properties that, in some instances, have been used for pet food manufacturing or feed mill operations for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, in some locations environmentally sensitive materials were spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for disposal. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials or similar wastes were not under our control. These properties and the waste materials spilled, released or otherwise found thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we can be required to remove or remediate previously spilled or released waste materials (including such materials spilled or released by prior owners or operators) or property contamination (including groundwater contamination caused by prior owners or operators), or to perform monitoring or remedial activities to prevent future contamination (including releases from previously operated underground storage tanks or existing aboveground bulk petroleum storage facilities). It is possible that we could incur additional environmental response costs in the future at existing manufacturing facilities or at other sites where waste material impacts resulting from historical or ongoing operations may be identified.

         Our U.S. operations are also subject to the federal Clean Water Act and analogous state laws relating to the discharge of pollutants to state and federal waters. These laws also regulate the discharge of stormwater in process areas. Local sewerage authorities have established regulations governing connections to and discharges into their sewer systems and treatment plants. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits at a number of our facilities for the discharge of our wastewater and stormwater and develop and implement spill prevention control and countermeasure plans, also referred to as "SPCC" plans, in connection with on-site storage of greater than threshold quantities of oil. As part of the regular overall evaluation of our ongoing operations, we are updating the stormwater discharge permitting coverage at certain of our facilities. Moreover, from time to time, we are required to make capital improvements or make certain operational upgrades at certain of our facilities to assure compliance with regulatory and permit conditions relating to our wastewaters discharged offsite as well as our other operating activities. In July 2002, the EPA issued a revised SPCC rule, whereby SPCC plans are subject to more rigorous review and certification procedures. While the EPA has delayed the effect of the revised SPCC rule by at least 60 days, to April 17, 2003, this rule nevertheless will require us to make certain expenditures to update our SPCC plans at certain of our facilities where the plans are required. Failure to comply with these laws, regulations and permit conditions may result in the imposition of administrative, civil and criminal penalties. We believe that our operations are in substantial compliance with the Clean Water Act and analogous state and local requirements, and that the installation of any wastewater discharge capital improvements will not have a material adverse effect on our operations or financial position.

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

         Our manufacturing, distributing and other operating facilities outside of the United States are potentially subject to similar foreign governmental controls and restrictions pertaining to the environment, safety, and public health. Among the controls and restrictions imposed on our facilities outside of the United States are requirements for obtaining necessary environmental permits, cleanup of subsurface conditions beneath our facilities arising from primarily historical operations, control of odors resulting from our operations, limitation of pollutants that are contained in wastewater effluent discharged or otherwise transported from our facilities, and development and implementation or upgrading of environmental management systems at our facilities to assure compliance with applicable laws and regulations.

         We believe our U.S. and foreign operations are in compliance in all material respects with applicable current environmental, safety and public health laws and regulations; nevertheless, those laws and regulations may change in the future and we may incur significant costs in the future to comply with those laws and regulations or in connection with the effect of these matters on our business.

TRADEMARKS

         Certain of our brands are protected by trademark registrations in the United States and in certain foreign markets. We believe our registered trademarks are adequate to protect such brand names.

EMPLOYEES

         As of February 1, 2003, our global workforce consisted of 2,707 employees. We had 1,853 employees in the United States and 854 employees in Europe, comprised of 743 management and administrative personnel and 1,964 manufacturing personnel. Of our workforce, 359 employees are represented by labor unions at four of our U.S. plants. The collective bargaining agreement with the Muscatine, Iowa plant covered 51 employees as of December 28, 2002 and expires on December 4, 2003. The collective bargaining agreement with the Hillburn, New York plant covered 33 employees as of December 28, 2002 and expires on May 1, 2004. The collective bargaining agreement with the Birmingham, Alabama plant covered 77 employees as of December 28, 2002 and expires on January 22, 2005. The collective bargaining agreement with the Joplin, Missouri plant covered 198 employees as of December 28, 2002 and expires on February 4, 2006. We consider relations with our employees to be satisfactory.

FOREIGN OPERATIONS

         For a discussion of our segment data relating to our United States (domestic) and European (international) operations, see Note 20 -- "Segment Data" to our accompanying audited consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

         Certain of the statements in this annual report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended.

Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "assume," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict," "will" and similar expressions. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors, with respect to, among other things:

         - reliance on a few customers for a large portion of our sales and our ability to maintain our relationships with these customers;

         - future capital expenditures and our ability to finance these capital expenditures;

         - our ability to finance our debt service requirements under our senior credit facility and our other debt and to comply with the financial covenants relating to our senior credit facility;

         -        our future financial condition or results of operations;

         - our business strategies and other plans and objectives for future operations;

         -        general economic and business conditions;

         - business opportunities that may be presented to and pursued by us from time to time;

         -        our exposure to, and our ability to manage, our market risks;

         -        the impact of existing or new accounting pronouncements; and

         -        risks related to our international operations.

         These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. Factors that could cause results to differ materially include without limitation: decreases or changes in demand for our products, changes in market trends, general competitive pressures from existing and new competitors, price volatility of commodities, natural gas, other raw materials and packaging, future investment returns on our pension plans, changes in laws and regulations, adverse changes in operating performance, adverse economic conditions and other factors described under "-- Risk Factors" below.

         We undertake no obligation to revise the forward-looking statements to reflect any future events or circumstances.

         All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

RISK FACTORS

                       RISKS RELATING TO OUR INDEBTEDNESS

Our level of indebtedness could negatively impact our financial condition, results of operations and business prospects and prevent us from fulfilling our debt service obligations.

         At December 28, 2002, we had $554.0 million of indebtedness outstanding, including $355.9 million of debt under our senior credit facility and $148.4 million of debt under our senior subordinated notes. In addition, we had $42.5 million of availability out of a total availability of $60.0 million under the revolving credit facility portion of our senior credit facility. On February 28, 2003, we issued $213.0 million aggregate principal amount of senior unsecured notes due 2010. We will be permitted to incur additional indebtedness in the future if we meet certain requirements in our senior credit facility and the indentures governing our senior notes and senior subordinated notes. Our ability to meet future debt service obligations will be dependent upon our future performance, which is subject to general economic conditions and to financial, business and other factors affecting our operations, many of which are beyond our control.

         Our level of indebtedness could have important consequences on our operations, including:

         - making it more difficult for us to satisfy our debt service obligations which, if we fail to comply with the requirements of any of our debt, could result in an event of default;

         - requiring us to dedicate a substantial portion of our cash flow from operations to make repayments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures, acquisitions and other general business activities;

         - limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;

         - limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

         - making us vulnerable to fluctuations in interest rates because indebtedness under our senior credit facility is subject to variable interest rates;

         - detracting from our ability to withstand successfully a downturn in our business or the general economy; and

         - placing us at a competitive disadvantage against other less leveraged competitors.

Our debt agreements limit certain business activities and could materially affect our operations.

         Our senior credit facility and the indentures governing our senior notes and senior subordinated notes limit our ability to take a number of actions that we may otherwise desire to take, including:

         -        incurring additional indebtedness;

         -        incurring liens;

         -        paying dividends or making other restricted payments;

         -        selling assets;

         -        entering into transactions with affiliates;

         -        merging or consolidating with any other entity;

         -        disposing of substantially all of our assets; or

         -        entering into certain lines of business.

         In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, such as prevailing economic, financial or industry conditions, and we may not be able to meet these ratios or tests. We have experienced difficulty in the past satisfying the financial covenants in our senior credit facility and sought waivers from our lenders for fiscal 2000 and 2001. Our senior credit facility, including these financial covenants, was amended effective February 28, 2003 concurrently with the sale of our senior notes. If we violate these amended covenants and are unable to obtain waivers from our lenders, we could be in default and our lenders may accelerate our debt, and we would not be able to draw upon additional availability under our senior credit facility to meet our liquidity needs.

         If we are unable to generate sufficient operating cash flows in the future to service our indebtedness, to comply with financial covenants and to meet other commitments, we may be required to take certain actions, such as selling material assets or operations, reducing or delaying capital expenditures, or revising or delaying our strategic plans. We may not be able to take any of these actions on a timely basis or on satisfactory terms or take actions that would enable us to continue to satisfy our capital requirements. Certain of these actions may be prohibited by the indentures governing our senior notes and senior subordinated notes or require the consent of the lenders under our senior credit facility.

Our senior notes and the related guarantees are effectively subordinated to all of our secured debt, including the debt under our senior credit facility, and if a default occurs, we may not have sufficient funds to fulfill our obligations under our senior notes.

         Our senior notes and the related guarantees of these notes are not secured by any of our assets and, therefore, are effectively subordinated to all of our senior secured debt as well as any secured debt of our subsidiary guarantors to the extent of the value of the assets securing that debt. We have pledged substantially all of our assets as collateral to secure our indebtedness under our senior credit facility. At December 28, 2002, we had $355.9 million of secured indebtedness under our senior credit facility to which our senior notes and the related guarantees would have been effectively subordinated as a result of liens granted by us. We also have secured indebtedness under our industrial development revenue bonds and our foreign debt. We and our subsidiary guarantors may also incur additional secured indebtedness in the future.

         In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure our secured indebtedness will be available, if at all, to pay obligations on our senior notes only after all secured indebtedness has been repaid in full from those assets. Likewise, because our obligations under our senior credit facility are secured obligations, our failure to comply with the terms of our senior credit facility would entitle those lenders to foreclose on substantially all of our assets that serve as their collateral. In this event, these lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, including holders of our senior notes. Holders of our senior notes will share in our remaining assets, if any, ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as our senior notes, and potentially with all of our other general creditors. There may not be sufficient assets remaining to pay amounts due on any or all of our senior notes then outstanding. The guarantees of our senior notes will similarly be subordinated to secured indebtedness of the guarantors.

Our senior notes and senior subordinated notes are structurally subordinated to all indebtedness of our subsidiaries that are not guarantors of the applicable notes.

         Holders of our senior notes and senior subordinated notes will not have any claim as a creditor against our subsidiaries that are not guarantors of the applicable notes, and indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to these holders' claims against the assets of those subsidiaries. All obligations owed by our non-guarantor subsidiaries would have to be satisfied before any of the assets of these subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a subsidiary that is a guarantor of our senior notes or senior subordinated notes. Our non-guarantor subsidiaries are currently the same for both our senior notes and senior subordinated notes. Our non-guarantor subsidiaries represented 22% of our net sales and 19% of our operating income for fiscal 2002. At December 28, 2002, our non-guarantor subsidiaries represented 32% of our total assets (after eliminations), and had

$65.3 million of total liabilities. This amount of total liabilities excludes $160.4 million of intercompany obligations owed to our guarantor subsidiaries. These non-guarantor subsidiaries may incur additional indebtedness in the future.

Our senior subordinated notes are subordinated in right of payment to all of our existing and future senior indebtedness.

         Our senior subordinated notes are general unsecured obligations and subordinated in the right of payment to all of our existing and future senior indebtedness, including all indebtedness under our senior credit facility, sponsor facility and senior notes. At December 28, 2002, we had $405.6 million of senior indebtedness outstanding. On February 28, 2003, we issued $213.0 million aggregate principal amount of senior notes. As a result of the subordination, the holders of any senior indebtedness must be paid in full before the holders of our senior subordinated notes in the event of the insolvency, liquidation, reorganization, dissolution or other winding-up of our company or upon a default in payment with respect to, or the acceleration of, any senior indebtedness. If we incur any additional indebtedness that is on an equal basis with the senior subordinated notes, the holders of that debt would be entitled to share on an equal basis with the holders of our senior subordinated notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our company. This may have the effect of reducing the amount of proceeds paid to holders of our senior subordinated notes. In addition, we cannot make cash payments with respect to our senior subordinated notes during a payment default with respect to senior indebtedness and, under certain circumstances, no payments may be made with respect to the principal of, and premium, if any, on our senior subordinated notes for a period of up to 179 days if a non-payment default exists with respect to designated senior indebtedness.

Our obligations, which mature prior to the maturity of our senior notes, to repay the outstanding principal on our senior subordinated notes and on a portion of our foreign debt and to redeem our senior preferred stock and a portion of our industrial development revenue bonds could adversely affect our ability to satisfy our obligations under our senior notes.

         At December 28, 2002, we had outstanding $148.4 million of our senior subordinated notes due 2007, with a face value of $150.0 million, and $77.6 million of our senior preferred stock due 2007. The outstanding principal on our senior subordinated notes matures on May 15, 2007. Our senior preferred stock has a mandatory redemption date of September 30, 2007. We also have outstanding industrial development revenue bonds, a portion of which may be subject to mandatory redemption prior to the maturity of our senior notes, and we have outstanding foreign debt that matures by 2008.

         Our senior notes do not mature until 2010, after these other obligations mature. As a consequence, our payment of these other obligations may make it more difficult for us to pay interest due on our senior notes or to repay the outstanding principal on our senior notes at maturity in 2010. In addition, if we are unable to satisfy the obligations on our senior subordinated notes, we would be in default under the indenture governing those notes, which may result in an event of default under any credit facility then in effect, possibly allowing the lenders thereunder to accelerate the outstanding debt. Moreover, all of the subsidiary guarantors of our senior notes are also guarantors of our senior subordinated notes. Accordingly, if we failed to pay the senior subordinated notes at maturity, these subsidiary guarantors would be required to satisfy our payment obligation, possibly making it more difficult for the guarantors to satisfy any obligations under their guarantees of our senior notes. Our sponsor facility matures on March 31, 2007. To the extent that holders of promissory notes under our sponsor facility do not tender their promissory notes in connection with our sale of senior notes, those promissory notes would mature prior to our senior notes, which could similarly adversely affect our ability to satisfy our obligations under our senior notes.

Even if a transaction constitutes a change of control that would obligate us to offer to repurchase our senior notes, senior subordinated notes or senior preferred stock, we may not be able to satisfy our obligation to repurchase these securities.

         Upon the occurrence of certain change of control events, holders of our senior notes, senior subordinated notes and shares of senior preferred stock may require us to offer to repurchase all or part of their securities. However, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness and transactions that do not involve a sufficient change in voting power or beneficial ownership, would not constitute a "change of control." Even if a transaction constitutes a change of control, we may not have sufficient funds at the time of the change of control to make these required repurchases. Additionally, restrictions in our senior credit facility may not allow such repurchases and certain events that would constitute a change of control as defined in the indentures governing our senior notes and senior subordinated notes or the certificate of designations governing our senior preferred stock would constitute an event of default under our senior credit facility. That event would, if it should occur, permit the lenders to accelerate the debt outstanding under our senior credit facility and that, in turn, would cause an event of default under the indentures governing our senior notes and senior subordinated notes.

         The source of funds for any repurchase required as a result of any change of control will be our available cash or cash generated from our operations or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. We may not have sufficient available funds at the time of any change of control to make any required repurchases of our notes or shares of senior preferred stock tendered and to repay debt under our senior credit facility. Furthermore, using available cash to fund the potential consequences of a change of control may impair our ability to obtain additional financing in the future. Any future credit agreements or other agreements relating to debt to which we may become a party will most likely contain similar restrictions on our ability to repurchase our notes and other securities upon a change of control.

A guarantee of our senior notes or senior subordinated notes could be voided or subordinated because of federal bankruptcy law or comparable state law provisions.

         Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, one or more of the guarantees of our senior notes or senior subordinated notes could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and

         - was insolvent or rendered insolvent by reason of such incurrence;

         - was engaged in a business or transaction for which the guarantor's remaining assets constituted unreasonably small capital; or

         - intended to incur, or believed that it would incur, indebtedness beyond its ability to pay such debts as they mature.

         In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor.

         The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

         - the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

         - the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

         -        it could not pay its debts as they become due.

         A court may apply a different standard in making these determinations.

                    RISKS RELATING TO OUR BUSINESS OPERATIONS

One of our customers accounts for a substantial portion of our revenue and the loss of this customer would have a material adverse effect on our results of operations and reduce our ability to service our debt obligations.

         Net sales to Wal*Mart accounted for 40%, 40% and 44% of our total net sales for fiscal 2000, 2001 and 2002, respectively. We do not have a long-term contract with Wal*Mart. A significant decrease or change in business from Wal*Mart would have a material adverse effect on our results of operations, financial condition and cash flows. In addition, our results of operations and ability to service our debt obligations would be negatively impacted to the extent that Wal*Mart is unable to make payments or does not make timely payments on outstanding accounts receivable.

We rely on a small number of customers, certain of which are able to make greater demands of us.

         We rely on a small number of customers to generate a substantial portion of our net sales. As a result of the leading market positions of many of our customers, they are able to exert pressure on us with respect to pricing, promotions, new product introductions and other services that may affect our results of operations. For our private label and co-manufactured business, we rely on the strength of brands not owned by us and on the willingness of the owners of such brands to promote them to increase sales volume. Our net sales and results of operations may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

Increases in the costs of raw materials, packaging and natural gas have in the past and may in the future adversely affect our results of operations and reduce our ability to service our debt obligations.

         Our financial results depend to a large extent on the costs of raw materials, packaging and natural gas, and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand as well as weather conditions during the growing and related harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. Our results of operations have in the past been adversely affected by volatility in the commodity and natural gas market and our results of operations may be adversely affected in the future by this volatility. See
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In the event of any increases in raw materials, packaging and natural gas costs, we may be required to increase sales prices for our products to avoid margin deterioration. The timing or extent of our ability to implement future price adjustments in the event of increased raw materials, packaging and natural gas costs or price increases implemented by us may adversely affect the volumes of future purchases from our customers.

Volatility in the commodity markets has in the past and may in the future adversely affect our results of operations.

         We seek to manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading.

         At December 28, 2002, we had open commodity contracts with a fair value loss of $5.7 million. Although we seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and they may in the future. Our results of operations may be exposed to volatility in the commodity markets. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The use of futures contracts also reduces our ability to take advantage of short term reductions in raw material prices. If one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material adverse effect on our business, results of operations and financial condition.

         Effective January 1, 1999, our commodity derivative instruments were measured at fair value in our consolidated financial statements under Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. Our results of operations have been adversely affected in the past by volatility in commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments and our results of operations may be adversely affected in the future by SFAS 133 accounting. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Restrictions imposed in reaction to outbreaks of "mad cow disease" and "foot-and-mouth disease" could adversely impact the cost and availability of our raw materials.

         In the fourth quarter of fiscal 2000, the cost of our raw materials was impacted by the publicity surrounding Bovine Spongiform Encephalopathy, or BSE, in Europe, which is a terminal brain disease of cattle. BSE is also known as "mad cow disease" and is generally believed to be caused by accumulation of abnormal prions (proteins found in the brain that are transmitted by ingestion of infected brains and spinal cord materials) found in cattle feed protein supplements. As a result of the global publicity and restrictions imposed to provide safeguards against the disease, the cost of alternative sources for our raw material proteins, such as soybeans, increased significantly in the fourth quarter of fiscal 2000. We can provide no assurance that BSE, or resulting regulations or publicity, will not impact either the cost or availability of our raw materials in the future. The risk of higher costs and/or supply disruption would be significant if restrictions are placed on the use of meat and bone meal in pet food.

         In the first quarter of fiscal 2001, there was an outbreak of foot-and-mouth disease, or FMD, in Europe. FMD affects animals with cloven hooves, such as cattle, swine, sheep, goats, and deer. While FMD is not considered a threat to humans, people who come in contact with the virus can spread it to animals. Our operations could be adversely affected if the disease were to spread throughout Europe or to the United States.

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

Our acquisition activities, including integration, operation and management of these businesses, may not be successful or may subject us to losses.

         Any acquisition we may pursue would be based on identifying and acquiring businesses engaged in manufacturing and distributing pet food products in markets where we currently do not operate or businesses with products that would complement our product mix. Our lack of experience in new markets we may enter through future acquisitions could have an adverse effect on our results of operations and financial condition. Acquisitions may require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management time and resources, increases in administrative costs, potential loss of key employees of the acquired company and additional costs associated with debt or equity financing. Acquisitions may also result in losses associated with discontinued operations. For example, we recognized a net loss of $4.7 million in connection with our divestitures in 2001 of our Perham, Minnesota facility and our Deep Run domestic wet pet food business, both of which we acquired in our Windy Hill acquisition.

         We may encounter increased competition for acquisitions in the future, which could result in acquisition prices we do not consider acceptable. We may not have sufficient available capital resources to execute potential acquisitions, and our ability to enter into acquisitions may be limited by our senior credit facility and our indentures. We may not find suitable acquisition candidates at acceptable prices or succeed in integrating any acquired business into our existing business or in retaining key customers of acquired businesses.

         Our operating results and financial condition could be materially and adversely affected if any of the following occur:

         - the expected operating efficiencies from the acquisitions do not materialize;

         - we fail to successfully integrate the acquisitions into our existing operations; or

         -        the cost of the acquisition integrations exceeds expectations.

The amount of goodwill and other intangible assets we have recorded from our acquisitions may not be realized, which could have a material adverse effect on our results of operations and reduce our ability to service our debt obligations.

         At December 28, 2002, we had $363.1 million of goodwill and trademarks, net of accumulated amortization. Goodwill has been recorded under the purchase accounting method to represent the excess of the amount paid over the fair value of the assets acquired and liabilities assumed. The assets associated with our goodwill and trademarks may not be realized by us in the future. Goodwill and trademarks represented 42% of our total assets as of December 28, 2002. Through December 29, 2001, we amortized our goodwill over 20 and 40 years and trademarks over 30 years.

         Effective December 30, 2001, we adopted FASB's Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that goodwill and other intangible assets with indefinite lives no longer be amortized. Our only intangible asset with an indefinite useful life other than goodwill is our trademarks. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. In the first quarter of fiscal 2002, we reassessed the useful lives and residual values of all our intangible assets acquired in purchase business combinations and our intangible assets having estimable useful lives that are classified in other assets on our consolidated balance sheets, which resulted in no impact on our accompanying audited consolidated financial statements. During the second quarter of fiscal 2002, we completed the required transitional impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no impairment to the carrying values of these assets existed as of our adoption date for SFAS 142 on December 30, 2001. In the fourth quarter of fiscal 2002, we performed our required annual assessment of impairment and determined no such impairment was evident. The adoption of SFAS 142 resulted in the elimination of annual amortization related to goodwill and trademarks. In fiscal 2001, such amortization was $10.3 million, or $7.6 million net of income tax benefit. Our results of operations in future periods could be adversely affected if our goodwill and other intangible assets are determined to be impaired under SFAS 142.

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

A portion of our revenues is derived from our international operations, which subject us to additional business, economic and political risks and could limit our ability to successfully carry out our business strategy.

         We operate a portion of our business and market products internationally. As of December 28, 2002, we sold our products in more than 30 countries. We have facilities in Austria, Denmark, the United Kingdom, Italy, Spain and Russia. In fiscal 2002, our foreign subsidiaries had net sales of $195.1 million, or 22% of our total net sales, with the majority of these sales in Europe. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries.

         We currently have foreign currency exposures relating to buying, selling and financing in currencies other than our functional currencies. We have Euro-denominated debt outstanding and, therefore, are exposed to foreign currency exchange risk. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the Euro, the Danish Krona and British Pound Sterling. Fluctuations in foreign currency exchange rates may affect the results of our operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. Management of our foreign currency exposure may not protect us from fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition.

         Other risks include:

         -        import and export license requirements;

         -        trade restrictions;

         - foreign tax laws, tariffs, and other foreign laws and regulations;

         -        limitation on repatriating earnings back to the United States;

         - difficulties in staffing and managing international operations;

         -        nationalization;

         -        expropriation;

         -        restrictive actions by local governments;

         -        war and civil disturbance; and

         -        disruptions or delays in shipments.

         Any of these events could have an adverse effect on our operations in foreign countries. Interruption of our international operations could have a material adverse effect on our financial condition and results of operations.

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

We are subject to extensive regulation, and our compliance with existing or future laws and regulations or making any product recalls pursuant thereto could cause us to incur substantial expenditures.

         We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect the public health and the environment, including those governing discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes and the remediation of contamination associated with releases of wastes or hazardous substances. Our U.S. operations are also subject to regulation by the Occupational Safety and Health Administration, the Food and Drug Administration, the Department of Agriculture and by various state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Our foreign operations are subject to similar environmental and safety laws and regulations that are enforced by governmental agencies, such as the European Commissioner of Foods, which is the controlling body of the European Union. The European Union is taking a much stronger role in both the regulation of raw materials for manufacturing and the labeling of pet food. The European Commissioner of Food is overseeing this movement towards heightened regulation of pet food. Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification, performance of environmental investigatory or remedial activities, or a cease and desist order against operations that are not in compliance. See "Business -- Environmental and Safety Matters." On October 30, 1998, we initiated a voluntary product recall for certain dry dog food manufactured at our Temple, Texas plant. The cost of the product recall was not covered by insurance and we recognized a $3.0 million product recall charge in the fourth quarter of fiscal 1998.

         These laws and regulations may change in the future and we may incur material costs in the future to comply with current or future laws and regulations or to effect future recalls. These matters may have a material adverse effect on our business.

The board of directors of Doane Pet Care Enterprises, Inc., our parent company, and our board of directors are controlled by certain stockholders and their interests may be different than those of our noteholders.

         Doane Pet Care Enterprises, Inc., our parent company, is a holding company with no operations. We are its sole operating subsidiary. In connection with our acquisition of Windy Hill Pet Food Company, Inc. in August 1998, we, Summit/DPC Partners, L.P., Summit Capital, Inc., Chase Manhattan Investment Holdings, Inc. (predecessor to J.P. Morgan Partners (BHCA), L.P.) and an affiliate thereof, DLJ Merchant Banking Partners, L.P. and certain of its affiliates, all of Windy Hill's former stockholders, and certain other stockholders of Doane Pet Care Enterprises, Inc. entered into an investors' agreement. The investors' agreement contains provisions providing certain of these parties with board designation rights. The holders of our senior preferred stock also have the right to elect two additional directors to our board of directors in certain circumstances. On November 7, 2002, the holders of our senior preferred stock elected two directors to our board. Through their control of the boards of directors of Doane Pet Care Enterprises, Inc. and our company, these investors will be able to control our policies, management and affairs and to effectively prevent or cause a change in our control. Each of our significant stockholders, together with its affiliates, has other business interests and activities in addition to its ownership interest in us. It is possible that the significant stockholders may exercise their control in ways that serve their individual interests but do not serve the best interests of our other stockholders or our noteholders. It is also possible that conflicts or disagreements among the stockholders may make it difficult for us to take action important to the achievement of our goals.

We may be subject to work stoppages at our facilities or those of our principal customers, which could adversely impact the profitability of our business.

         A portion of our global work force is unionized. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could have a material adverse effect on us. Furthermore, organizations responsible for shipping our products may be impacted by strikes staged by the unions representing transportation employees. Any interruption in the delivery of our products could have a material adverse effect on us.

If the investments in our pension plans do not perform as expected, we may have to contribute additional amounts to the plans.

         We maintain a non-contributory pension plan covering hourly and salaried workers of a predecessor company. The plan was frozen in 1998 and, as a result, future benefits no longer accumulate and our annual service cost ceased as of that date. Our only active plan covers 46 union employees at one facility. Due to a decline in the market value of these plans' assets in 2002 and the decline of interest rates used in discounting benefit liabilities, the pension assets at the end of 2002 were $1.1 million less than the accumulated benefit obligations. Under FASB's Statement on Financial Accounting Standards No. 87, Employers' Accounting for Pensions, or SFAS 87, we were required to record a balance sheet adjustment during the 2002 fourth quarter for the minimum pension liability. The non-cash adjustment was a reduction of $9.1 million, or $5.6 million net of deferred tax benefit, in accumulated other comprehensive income
(loss) in the accompanying audited consolidated financial statements included herein. Under federal law, we were not required to make any cash contributions to the inactive plan in fiscal 2000 through 2002 and do not expect to make any cash contribution in fiscal 2003. Our contributions to the active plan in fiscal 2000 through 2002 were less than $0.1 million each year and we expect to contribute less than $0.1 million in 2003. However, if underperformance of the plans' investments continues, we may be required in the future to contribute additional funds to ensure that the pension plans will be able to pay out benefits as scheduled. Such an increase in funding could result in a decrease in our available cash flow, which would limit our ability to fund our business activities or pay principal or interest on our debt.

ITEM 2 -- PROPERTIES

         Our corporate headquarters are located in Brentwood, Tennessee. We own 23 combined manufacturing and distribution facilities in the following states: one each in Alabama, Colorado, Georgia, Indiana, Iowa, Minnesota, New York, Ohio, South Carolina, Tennessee, Texas and Virginia; two each in California, Oklahoma, Pennsylvania and Wisconsin; and three in Missouri. In Europe, we own six combined manufacturing and distribution facilities in the following countries: one each in Austria, Spain and the United Kingdom, and three in Denmark. In addition, we own or lease three product distribution warehouses in the United States and we lease a manufacturing and warehouse facility in Russia. We also have joint venture interests relating to combined manufacturing and distribution facilities located in Texas and Italy.

         Our manufacturing facilities are generally located in rural areas in close proximity to our customers, raw materials and transportation networks, including rail transportation. We believe the broad number of strategically located facilities enhances our position as a low cost provider by reducing freight costs for raw materials and finished goods and facilitating direct delivery programs. The rural locations also reduce land and labor costs. We believe we can construct new manufacturing facilities at a lower cost than competitors by using our engineering services group to design and construct most of the necessary production equipment.

         The following table shows our domestic and European manufacturing, warehouse and distribution facilities:

LOCATION                                              PRINCIPAL PRODUCTS                  SQUARE FOOTAGE
------------------------------------------------      ------------------------------      --------------
Domestic manufacturing and warehouse facilities:
   Allentown, PA                                      Dry dog/cat food                         70,000
   Birmingham, AL                                     Dry dog/cat food                        114,600
   Butler, MO                                         Dry dog/cat food                         55,000
   Cartersville, GA                                   Dry dog/cat food                         42,000
   Clinton, OK                                        Dry dog/cat food                        218,000
   Delavan, WI                                        Semi-moist food; treats                  55,000
   Dexter, MO                                         Dry dog/cat food                         70,000
   Everson, PA                                        Dry dog/cat food                         74,000
   Hillburn, NY                                       Dog biscuits                             95,000
   Joplin, MO                                         Dry dog/cat food; dog biscuits          307,600
   LeSueur, MN                                        Dry dog/cat food; dog biscuits          160,000
   Manassas, VA                                       Dry dog/cat food                         80,000
   McKenzie, TN                                       Dry dog/cat food                         90,000
   Miami, OK                                          Dog and cat treats                       76,400
   Muscatine, IA                                      Dry dog/cat food                         99,500
   Orangeburg, SC                                     Dry dog/cat food                        138,500
   Portland, IN                                       Dry dog/cat food; dog biscuits          120,000
   Pueblo, CO                                         Dry dog/cat food                        125,000
   San Bernardino, CA                                 Dry dog/cat food                        169,000
   Temple, TX                                         Dry dog/cat food                        110,000
   Tomah, WI                                          Dry dog/cat food                         98,000
   Tracy, CA                                          Dry dog/cat food                        110,000
   Washington Courthouse, OH                          Dry dog/cat food; dog biscuits          190,000

  Domestic distribution warehouses:
     Alexandria, LA                                     N/A                                    35,000
     Johnstown, NY(1)                                   N/A                                    41,000
     Ocala, FL                                          N/A                                    76,000

  European manufacturing and warehouse facilities:
     Carat, Austria (Arovit)                            Wet dog/cat food                       31,000
     Esbjerg, Denmark (Arovit)                          Wet dog/cat food; treats              487,000
     Norwich, England (Larkshall)                       Dry dog/cat food                       81,000
     Tver, Russia(1)                                    Dry dog/cat food                       14,800
     Valladolid, Spain (Ipes)                           Dry dog/cat food                      112,000
     Vejen, Denmark (Arovit)                            Dry dog/cat food                      151,000
     Vra, Denmark (Arovit)                              Wet dog/cat food                      120,000

  Joint venture facilities:(2)
     Hereford, TX                                       Dry dog/cat food                       42,000
     Milano, Italy (Effeffe)                            Dry dog/cat food                       67,000
--------------------------------------------------------------------------------------------------------

(1) These facilities are leased. All other facilities are owned by us, other than the joint venture facilities.
(2)      We have a joint venture interest relating to these facilities.

ITEM 3 -- LEGAL PROCEEDINGS

         In the ordinary course of business, we are party to litigation from time to time; however, we are not a party to any material pending legal proceedings that we believe would have a material adverse effect on our financial condition or results of operations.

ITEM 4 -- SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 7, 2002, the holders of our senior preferred stock elected Edward H. D'Alelio and Paul E. Suckow to our board of directors. Each of our other directors continues to serve on our board.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         All of our common stock is owned by our parent, and there is no established public trading market for our common stock.

SALES OF UNREGISTERED EQUITY SECURITIES

         We did not sell any unregistered equity securities in fiscal 2002.

DIVIDENDS

         We did not declare any cash dividends on our common stock during fiscal 2001 or 2002 and we do not anticipate paying any cash dividends in the foreseeable future, but intend instead to retain any future earnings for reinvestment in our business or other corporate purposes. Any future determination as to the payment of dividends will be made at the discretion of our board of directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the board of directors deems relevant.

         Our ability to pay dividends is also restricted by our senior credit facility and the indentures governing our senior notes and our senior subordinated notes.

ITEM 6 -- SELECTED FINANCIAL DATA

         The selected financial data presented below (except for pet food sold data) was derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors. The selected data should be read in conjunction with the accompanying audited consolidated financial statements and the notes thereto contained elsewhere in this annual report on Form 10-K. Effective January 1, 1999, we changed our fiscal year so that it ends on the Saturday nearest to the end of December; and therefore, fiscal 1999, 2000, 2001 and 2002 ended on January 1, 2000, December 30, 2000, December 29, 2001 and December 28, 2002, respectively. Fiscal 1999 through 2002 were each 52-week years.

                                                                                        YEARS ENDED
                                                      ----------------------------------------------------------------------------
                                                      DECEMBER 31,     JANUARY 1,     DECEMBER 30,   DECEMBER 29,     DECEMBER 28,
                                                        1998(1)          2000(2)        2000(3)         2001(4)           2002
                                                      ------------     ----------     ------------   ------------     ------------
STATEMENT OF INCOME DATA:
   Net sales(5)                                        $ 674,638       $ 754,343       $ 875,761       $ 895,830       $ 887,333
   Cost of goods sold(5)                                 556,249         579,124         687,799         749,092         701,418
                                                       ---------       ---------       ---------       ---------       ---------
       Gross profit                                      118,389         175,219         187,962         146,738         185,915
   Operating expenses:
     Promotion and distribution(5)                        31,212          42,306          52,285          58,993          53,525
     Selling, general and administrative(5)               26,266          40,912          50,507          47,193          48,663
     Amortization(6)                                       6,468          10,357          12,779          13,743           3,552
     Non-recurring expenses(5)(7)                         10,043           2,539          28,639           8,655           1,447
                                                       ---------       ---------       ---------       ---------       ---------
       Income from operations                             44,400          79,105          43,752          18,154          78,728
   Interest expense, net                                  31,136          39,739          51,223          57,020          62,395
   Non-recurring finance charges(8)                        4,599              --              --              --              --
   Other (income) expense, net                               164          (1,201)         (1,732)           (757)           (724)
                                                       ---------       ---------       ---------       ---------       ---------
       Income (loss) before income taxes,
         extraordinary loss and cumulative
         effect of a change in accounting
         principle                                         8,501          40,567          (5,739)        (38,109)         17,057
   Income tax expense (benefit)                            3,602          16,858            (854)        (16,171)          1,786
                                                       ---------       ---------       ---------       ---------       ---------
   Income (loss) before extraordinary loss and
     cumulative effect of a change in
     accounting principle                                  4,899          23,709          (4,885)        (21,938)         15,271
   Extraordinary loss, net of income tax
     benefit of $16,001(9)                                26,788              --              --              --              --
   Cumulative effect at adoption on January 1,
     1999 of a change in accounting for commodity
     derivative instruments, net of income tax
     benefit of $1,440(10)                                    --          (2,263)             --              --              --
                                                       ---------       ---------       ---------       ---------       ---------
       Net income (loss)                               $ (21,889)      $  21,446       $  (4,885)      $ (21,938)      $  15,271
                                                       =========       =========       =========       =========       =========

                                                                                            YEARS ENDED
                                                           ----------------------------------------------------------------------
                                                           DECEMBER 31,   JANUARY 1,    DECEMBER 30,  DECEMBER 29,   DECEMBER 28,
                                                              1998(1)       2000(2)       2000(3)        2001(4)        2002
                                                           -----------    ----------    ------------  ------------   ------------
OTHER DATA:
   Basic and diluted net income (loss) per common share      $(29,136)     $ 13,273      $ (14,125)     $(32,405)     $  3,393
   Cash flows provided by (used in) operating activities       33,992        59,938         45,388       (23,936)       78,773
   Cash flows provided by (used in) investing activities      (56,300)      (34,458)      (181,316)        1,466       (25,902)
   Cash flows provided by (used in) financing
     activities                                                25,432       (21,531)       131,972        25,433       (51,731)
   Depreciation and amortization                               17,877        26,083         36,334        41,430        32,164
   Capital expenditures(11)                                    23,327        26,668         35,347        17,316        24,348
   Pet food sold (thousands of U.S tons):
     United States                                              1,471         1,669          1,710         1,653         1,705
     Europe                                                        42            72            207           282           258

                                                                           YEARS ENDED
                                              --------------------------------------------------------------------
                                              DECEMBER 31,   JANUARY 1,   DECEMBER 30,  DECEMBER 29,  DECEMBER 28,
                                                1998(1)        2000(2)       2000(3)       2001(4)        2002
                                              ------------   ----------   ------------  ------------  ------------
BALANCE SHEET DATA:
   Working capital                              $ 39,947      $ 32,832      $ 25,812      $ 46,995      $ 59,215
   Total assets                                  710,879       693,296       907,062       836,545       870,667
   Total debt                                    461,974       427,922       573,165       587,823       554,020
   Senior Preferred Stock (Redeemable)            37,792        45,965        55,205        65,672        77,550
   Stockholder's equity                           69,294        82,946        70,881        37,926        58,503

(1) Results for fiscal 1998 include the acquisition of Windy Hill Pet Food Company, Inc. on August 3, 1998 and our acquisition of Ipes Iberica, S.A., on April 17, 1998.

(2) Results for fiscal 1999 include the results of our acquisition on October 14, 1999 of the Larkshall Extrusions, division of Buxted Chicken Limited for approximately $5.0 million in cash.

(3) Results for fiscal 2000 include the results of our acquisition on May 10, 2000 of A/S Arovit Petfood, headquartered in Esbjerg, Denmark, for approximately $144.4 million and assumed indebtedness, net of cash, of approximately $11.8 million. Arovit manufacturers and sells throughout Europe a full range of pet food products for dogs and cats, including wet, dry and treats, primarily through private label programs. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

(4) Results for fiscal 2001 include the results of two divestitures until the date of sale: our Perham, Minnesota facility from December 31, 2000 to April 27, 2001 and our Deep Run domestic wet pet food business from December 31, 2000 to May 3, 2001. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

(5) Results for fiscal 2001 include $16.9 million of expenses associated with strategic initiatives that commenced in fiscal 2001 and consist of $6.7 million of non-recurring expenses related to the divestitures and $10.2 million of Project Focus expenses. The Project Focus expenses were classified as follows: (1) $0.3 million as a reduction in net sales; (2) $6.6 million as cost of goods sold; (3) $0.9 million as promotion and distribution expenses; (4) $0.4 million as selling, general and administrative expenses; and (5) $2.0 million as non-recurring expenses. See Note 16 - "Non-Recurring and Project Focus Implementation Expenses" to our accompanying audited consolidated financial statements included herein.

(6) Effective December 30, 2001, we adopted Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we ceased amortization of goodwill and trademarks as of the beginning of fiscal 2002. See Note 2 -- "Changes in Accounting Principles" to our accompanying audited consolidated financial statements included herein for our results of operations for fiscal 2000 and 2001, as adjusted to give effect to SFAS 142 as if it were adopted on January 2, 2000. Net income (loss) for fiscal 1998 and 1999, as adjusted to give effect to the adoption of SFAS 142 on January 1, 1998, would be $(18.6) million and $27.9 million, respectively.

(7) Non-recurring expenses of $10.0 million in fiscal 1998 include transition expenses of $7.0 million in connection with the Windy Hill acquisition and a $3.0 million charge related to a product recall. Non-recurring expenses of $2.5 million in fiscal 1999 include $1.1 million of transition expenses in connection with the Windy Hill acquisition and $1.4 million of expenses related to the proposed initial public offering by our parent, which was subsequently withdrawn. Non-recurring expenses of $28.6 million in fiscal 2000 include: (1) restructuring costs of $22.3 million consisting of asset impairments of $15.3 million related to closure of certain inefficient manufacturing facilities, severance costs of $3.5 million related to these facility closures and the elimination of corporate positions and $3.5 million of shutdown expenses for these facility closures; and (2) transaction costs of $6.3 million, consisting of a $4.6 million loss on a foreign currency forward contract associated with the Arovit acquisition, a $1.5 million charge for the write-off of costs for unconsummated acquisitions and $0.2 million of miscellaneous transaction costs. Non-recurring expenses of $8.7 million in fiscal 2001 include a $4.7 million net loss from the divestitures and $4.0 million of restructuring costs consisting of (1) $2.0 million of severance costs for the elimination of corporate positions following the divestitures; and (2) $2.0 million of Project Focus related costs comprised of $1.0 million of asset impairments and other plant closure costs for the shutdown of an inefficient manufacturing facility and $1.0 million of severance costs for the elimination of additional corporate positions in the fourth quarter of fiscal 2001. Non-recurring expenses of $1.4 million in fiscal 2002 include a $0.8 million write-off of costs related to our postponed bond offering and $0.6 million write-off of costs related to our abandoned European sale process. See Note 16 -- "Non-Recurring and Project Focus Implementation Expenses" to our accompanying audited consolidated financial statements included herein.

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

(11)     Capital expenditures exclude payments for acquisitions.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion with the accompanying audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

BASIS OF PRESENTATION

         Our fiscal year ends on the Saturday nearest to the end of December; and therefore, fiscal 2000, 2001 and 2002 ended on December 30, 2000, December 29, 2001 and December 28, 2002, respectively. Each month and quarter also ends on the Saturday nearest to the end of the month. Fiscal 2000 through Fiscal 2002 were each 52-week years.

CRITICAL ACCOUNTING POLICIES

         Accounts receivable allowances. As of December 28, 2002, our gross accounts receivable were $134.6 million. We had a valuation allowance of $5.3 million at December 28, 2002, primarily for outstanding deductions with customers. Our policy is to estimate our allowance by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise our allowances against accounts receivable as we receive more information on this matter or as we assess other factors impacting the realizability of our accounts receivable.

         Inventories valuation allowance. As of December 28, 2002, our gross inventories were $68.3 million. We had a valuation allowance for obsolescence of $4.7 million at December 28, 2002, primarily related to packaging inventories. Our policy is to estimate our allowance based on specific identification of obsolete SKUs or probable SKUs to be rationalized. We may revise our allowance against inventories as we receive more information on this matter or as we assess other factors impacting the realizability of our inventories.

         Deferred tax assets. As of December 28, 2002, our federal net operating loss, or NOL, carryforwards were approximately $77.3 million and our foreign NOL carryforwards totaled approximately $5.8 million. Our deferred tax assets related to federal, foreign, state and local NOL carryforwards totaled approximately $32.1 million as of December 28, 2002. As of December 28, 2002, we had net deferred tax liabilities, excluding the NOL carryforwards, of approximately $32.9 million. The realization of our deferred tax assets depends upon the future reversal of our net deferred tax liabilities and upon our ability to generate sufficient taxable income during the periods in which our deferred tax assets may be utilized. Although realization is not assured, we believe that it is more likely than not that our deferred tax assets will be realized, with the exception of certain foreign NOL carryforwards against which we have recorded a valuation allowance of $0.6 million.

         Goodwill and trademarks. As of December 28, 2002, our goodwill and trademarks, net of accumulated amortization, totaled $363.1 million. Our policy is to test goodwill and other intangible assets for impairment in accordance with SFAS 142, which we adopted as of the beginning of fiscal 2002. See "-- Recently Issued Accounting Pronouncements."

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

         Expenses related to 2001 strategic initiatives. In fiscal 2001, we commenced strategic initiatives that resulted in non-recurring and other expenses totaling $16.9 million, which consisted of $6.7 million of non-recurring expenses related to two divestitures and $10.2 million of expenses related to Project Focus, including $2.0 million of non-recurring expenses.

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

         In October 2001, we initiated a new market and operational strategy, Project Focus, which is designed to better focus our resources on providing "best-in-class" services and products to our customers. Our goal is to continue to permanently reduce our cost structure by streamlining our available product offerings and thereby significantly reducing SKUs, increasing the efficiency of our production facilities and reducing our workforce. We believe the changes will benefit our customers by simplifying and distinguishing our product offerings and associated pricing, improving our planning and marketing support services, and reducing the complexity of our operations. We also plan to continue to improve our margins by focusing on initiatives that enhance our customer mix and/or product mix. We seek to be the high quality, low cost global producer of customer branded pet food in our highly competitive markets. See
Note 4 -- "Divestitures" and Note 16 -- "Non-Recurring and Project Focus Implementation Expenses" to our accompanying audited consolidated financial statements included herein.

         In connection with Project Focus, we closed one manufacturing facility and had a corporate workforce reduction, which resulted in the termination of 45 employees in the fourth quarter of fiscal 2001. We recorded a fourth quarter charge related to these actions of $10.2 million classified as follows:

         -        $0.3 million as a reduction in net sales;

         -        $6.6 million as cost of goods sold;

         -        $0.9 million as promotion and distribution expenses;

         -        $0.4 million as selling, general and administrative expenses;
                  and

         - $2.0 million as non-recurring expenses, comprised of $1.0 million of asset impairments and other plant closure costs for the shutdown of an inefficient manufacturing facility and $1.0 million of severance costs for the elimination of corporate positions.

         Statement of income data. The following table sets forth our statement of income data expressed as a percentage of net sales for the periods indicated (table in thousands, except percentages):

                                                                                 YEARS ENDED
                                             -------------------------------------------------------------------------------
                                               DECEMBER 30, 2000            DECEMBER 29, 2001            DECEMBER 28, 2002
                                             ---------------------        ---------------------        ---------------------
Net sales                                    $ 875,761       100.0%       $ 895,830       100.0%       $ 887,333       100.0%
Cost of goods sold                             687,799        78.5          749,092        83.6          701,418        79.0
                                             ---------       -----        ---------       -----        ---------       -----
      Gross profit                             187,962        21.5          146,738        16.4          185,915        21.0

Operating expenses:
    Promotion and distribution                  52,285         6.0           58,993         6.6           53,525         6.0
    Selling, general and administrative         50,507         5.8           47,193         5.3           48,663         5.5
    Amortization                                12,779         1.4           13,743         1.5            3,552         0.4
    Non-recurring expenses                      28,639         3.3            8,655         1.0            1,447         0.2
                                             ---------       -----        ---------       -----        ---------       -----
      Income from operations                    43,752         5.0           18,154         2.0           78,728         8.9
Interest expense, net                           51,223         5.9           57,020         6.4           62,395         7.0
Other income, net                               (1,732)       (0.2)            (757)       (0.1)            (724)         --
                                             ---------       -----        ---------       -----        ---------       -----
      Income (loss) before income taxes         (5,739)       (0.7)         (38,109)       (4.3)          17,057         1.9
Income tax expense (benefit)                      (854)       (0.1)         (16,171)       (1.8)           1,786         0.2
                                             ---------       -----        ---------       -----        ---------       -----
      Net income (loss)                      $  (4,885)       (0.6)%      $ (21,938)       (2.5)%      $  15,271         1.7%
                                             =========       =====        =========       =====        =========       =====

FISCAL YEAR ENDED DECEMBER 28, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 29, 2001

         Net sales. Net sales for fiscal 2002 decreased 0.9% to $887.3 million from $895.8 million in fiscal 2001. Net sales in fiscal 2001 included $16.6 million of net sales from our Deep Run and Perham businesses prior to their divestiture in the second quarter of 2001. Excluding the fiscal 2001 net sales associated with these divestitures, our net sales for fiscal 2002 increased 0.9%, or $8.1 million. This increase was primarily due to the increase in our sales volume as a result of new business awards, partially offset by lower sales volume from Project Focus implementation.

         Gross profit. Gross profit for fiscal 2002 increased 26.7%, or $39.2 million, to $185.9 million from $146.7 million in fiscal 2001 partially due to the favorable impact caused by the volatility of commodity prices as recognized under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $4.9 million reduction in our cost of goods sold in fiscal 2002 compared to a $12.6 million increase in our cost of goods sold in fiscal 2001, which accounts for $17.5 million of the $39.2 million increase in gross profit. Also, our fiscal 2001 gross profit was impacted by the implementation of Project Focus. Of the total $10.2 million Project Focus related charges, $6.9 million negatively impacted gross profit and was primarily due to the write-down in packaging inventories. See Note 16 -- "Non-Recurring and Project Focus Implementation Expenses" to our accompanying audited consolidated financial statements included herein. The remaining increase in our gross profit is primarily due to Project Focus implementation, including improvements in manufacturing efficiencies, customer mix and/or product mix, and our European operations. Wage inflation was offset by lower natural gas costs.


         Promotion and distribution. Promotion and distribution expenses for fiscal 2002 decreased 9.3% to $53.5 million from $59.0 million in fiscal 2001 primarily due to Project Focus mix improvement, freight outsourcing and improved cost control measures.

         Selling, general and administrative. Selling, general and administrative expenses for fiscal 2002 increased 3.2% to $48.7 million from $47.1 million in fiscal 2001 primarily due to higher variable compensation incentives tied to our business performance and higher fringe benefit costs, partially offset by lower costs resulting from Project Focus cost savings initiatives.

         Amortization. Amortization expense for fiscal 2001 decreased 74.2% to $3.6 million from $13.7 million in fiscal 2001 primarily due to goodwill and trademarks no longer being amortized. See "--Recently Issued Accounting Pronouncements."

         Non-recurring expenses. Non-recurring expenses of $1.4 million for fiscal 2002 consist of a $0.8 million write-off of costs related to our postponed bond offering and a $0.6 million write-off of costs related to our abandoned European sale process. Fiscal 2001 non-recurring expenses of $8.7 million included a $4.7 million net loss from the divestitures and $4.0 million of restructuring costs. These restructuring costs consist of: (1) $2.0 million of severance costs for the elimination of corporate positions following the divestitures; and (2) $2.0 million of Project Focus related costs comprised of $1.0 million of asset impairments and other plant closure costs for the shutdown of an inefficient manufacturing facility and $1.0 million of severance costs for the elimination of additional corporate positions in the fourth quarter of fiscal 2001.

         Interest expense, net. Interest expense, net of interest income, for fiscal 2002 increased 9.4% to $62.4 million from $57.0 million in fiscal 2001 primarily due to a $6.7 million accrual of non-cash interest expense for the excess leverage fee under our senior credit facility, partially offset by a decrease in interest rates associated with our floating rate debt in fiscal 2002 compared to fiscal 2001.

         Income tax expense (benefit). We recognized income tax expense of $1.8 million for fiscal 2002 compared to an income tax benefit of $16.2 million in fiscal 2001. Our effective tax rate was different from the combined U.S. federal and state statutory rate of 38.9% due to the difference between U.S. and foreign effective tax rates which results primarily from certain items being deductible in the United States and also in certain foreign jurisdictions. In addition, our effective tax rate in fiscal 2001 was impacted by certain goodwill amortization that was not deductible for income tax purposes. We may not recognize additional deferred tax assets in 2003 and beyond unless we generate significant current taxable income. Accordingly, the effective tax rate in 2003 could increase.

FISCAL YEAR ENDED DECEMBER 29, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 2000

         Net sales. Net sales for fiscal 2001 increased 2.3% to $895.8 million from $875.8 million in fiscal 2000 primarily due to the impact of the Arovit acquisition in May 2000 and the price increase implemented in the first quarter of fiscal 2001, partially offset by the impact of the divestitures of the Deep Run and Perham businesses as well as lower sales volume. Excluding the impact of the Arovit acquisition, net sales for fiscal 2001 decreased 4.4% from fiscal 2000. See "-- Inflation and Changes in Prices." The lower sales volume was impacted by unusually warm weather in the fourth quarter of fiscal 2001, lost sales volume with WalMart Stores, Inc., competitive pricing issues related to the price increase implemented in fiscal 2001 and a decline in promotional activity.

         Gross profit. Gross profit for fiscal 2001 decreased 21.9%, or $41.3 million, to $146.7 million from $188.0 million in fiscal 2000 partially due to the unfavorable impact caused by the volatility of commodity prices as recognized under the SFAS 133 fair value accounting of our commodity derivative instruments. Such accounting resulted in a $12.6 million increase in our cost of goods sold in fiscal 2001 compared to a $9.0 million reduction in our cost of goods sold in fiscal 2000, which accounts for $21.6 million of the $41.3 million reduction in gross profit. Also, our gross profit was impacted by the implementation of Project Focus. Of the total $10.2 million Project Focus related charges, $6.9 million affected gross profit and was primarily due to the write-down in packaging inventories. See Note 16 -- "Non-Recurring and Project Focus Implementation Expenses" to our accompanying audited consolidated financial statements included herein. In addition, our gross profit was negatively affected by significantly higher ingredient costs in fiscal 2001, a substantial increase in natural gas and healthcare costs, increases in annual wages as well as an unfavorable global sales mix. The favorable impact of the Arovit acquisition in fiscal 2001, a price increase implemented in the first quarter of fiscal 2001, the closure of certain inefficient manufacturing facilities in both fiscal 2000 and 2001, as well as manufacturing efficiencies achieved at our remaining plants, partially offset our gross profit decrease. Excluding the impact of the Arovit acquisition, gross profit for fiscal 2001 decreased $56.4 million.

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

         Amortization. Amortization expense for fiscal 2001 increased 7.5% to $13.7 million from $12.8 million in fiscal 2000 primarily due to the Arovit acquisition. Excluding the impact of the Arovit acquisition, amortization expense for fiscal 2001 increased 1.9%.

         Non-recurring expenses. Non-recurring expenses of $8.7 million for fiscal 2001 included a $4.7 million net loss from the divestitures of the Deep Run and Perham businesses and $4.0 million of restructuring costs. These restructuring costs consist of: (1) $2.0 million of severance costs for the elimination of corporate positions following these divestitures; and (2) $2.0 million of Project Focus related costs, comprised of $1.0 million of asset impairments and other plant closure costs for the shutdown of an inefficient manufacturing facility and $1.0 million of severance costs for the elimination of additional corporate positions.

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

         Interest expense, net. Interest expense, net of interest income, for fiscal 2001 increased 11.3% to $57.0 million from $51.2 million in fiscal 2000 primarily due to the borrowings obtained in May 2000 to finance the Arovit acquisition. In addition, this increase was partially due to the issuance of long-term debt under the our sponsor facility in March 2001. See Note 9 -- "Long-Term Debt and Liquidity" to our accompanying audited consolidated financial statements included herein. The impact of this increase in our outstanding indebtedness on interest expense was partially offset by a decrease in interest rates associated with our floating rate debt in fiscal 2001 compared to fiscal 2000.

         Income tax benefit. We recognized an income tax benefit of $16.2 million for fiscal 2001 compared to $0.9 million in fiscal 2000. Our effective tax rate was different from the combined U.S. federal and state statutory rate of 38.9% due to the difference between U.S. and foreign effective tax rates. In addition, our effective tax rate was impacted by certain goodwill amortization that was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and industrial development revenue bonds. At December 28, 2002, we had working capital of $59.2 million.

Cash Flows

         Net cash provided by our operating activities was $78.8 million for fiscal 2002 compared to net cash used in our operating activities of $23.9 million in fiscal 2001. This increase was due to higher income before depreciation, amortization, deferred taxes and non-cash charges as well as improved working capital management.

         Net cash used in our investing activities was $25.9 million for fiscal 2002 compared to net cash provided by our investing activities of $1.5 million in fiscal 2001. This decrease is primarily associated with the proceeds received in fiscal 2001 related to the divestitures of our Deep Run and Perham businesses. Capital expenditures for fiscal 2002 were $24.3 million compared to $17.3 million in fiscal 2001.

         Net cash used in financing activities was $51.7 million for fiscal 2002 compared to net cash provided by our financing activities of $25.4 million in fiscal 2001. The favorable reduction in long-term debt in fiscal 2002 is primarily due to higher cash flow from operations. In addition to $28.7 million of principal payments on long-term debt, net of debt issuance costs and refinancing activities, we reduced our revolving credit facility borrowings by $23.0 million, or reduced our total long-term debt by $51.7 million. In addition we borrowed $25.0 million under the sponsor facility in fiscal 2001.

Refinancing

         Senior note offering. On February 28, 2003, we issued $213.0 million aggregate principal amount of 10-3/4% senior notes due 2010. Our senior notes mature on March 1, 2010, with interest payable semiannually in arrears on March 1 and September 1 of each year, commencing on September 1, 2003. The notes are general unsecured senior obligations, are effectively subordinated to all of our secured debt, including debt under our senior credit facility, and are senior to all of our existing and future subordinated debt, including debt under our senior subordinated notes. The senior notes are effectively subordinated to all liabilities, including trade payables, of each of our subsidiaries that is not a guarantor of the senior notes. Our senior notes are unconditionally guaranteed on a senior unsecured basis by DPC Investment Corp. and Doane/Windy Hill Joint Venture L.L.C., representing each of our domestic subsidiaries as of the issue date of the senior notes, and may be guaranteed by additional subsidiaries in the future.

         Use of proceeds. We used approximately $169.0 million of the net proceeds from the sale of our senior notes to repay a portion of our senior credit facility and we intend to use the remaining net proceeds to repay our sponsor facility in full, to the extent all of the holders of promissory notes under our sponsor facility tender their notes by March 17, 2003 or any subsequently extended expiration date. We have no right to require the holders of promissory notes under our sponsor facility to tender their notes prior to maturity. To the extent that one or more holders of promissory notes under our sponsor facility do not tender their promissory notes, we intend to use those proceeds to further reduce indebtedness under our senior credit facility. Any promissory notes not repaid will remain outstanding under their original terms. Unless the context otherwise provides, the discussion in this annual report on Form 10-K assumes that all of the holders of promissory notes under our sponsor facility tender their promissory notes and that these promissory notes are paid in full with the net proceeds from the sale of our senior notes.

         Amendments to senior credit facility. In conjunction with the issuance of our senior notes, we amended our senior credit facility, effective as of February 28, 2003. The amendments provide for, among other things: (1) the concurrent issuance of our senior notes and repayment of our sponsor facility;
(2) the repayment of a portion of the term loans under our senior credit facility in order of forward maturity; (3) less restrictive covenants on capital expenditures, investments and certain other activities; (4) the elimination of certain financial covenants and the revision of other financial covenants; (5) the elimination of the excess leverage fee; (6) the elimination of the fixed rate debt percentage requirement; and (7) the permanent reduction in our revolving credit facility from $75.0 million to $60.0 million.

Debt

         We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. Our ability to borrow is limited by our senior credit facility and the limitations on the incurrence of additional indebtedness in the indentures governing our senior notes and senior subordinated notes.

         We entered into an amended and restated senior credit facility dated as of May 8, 2000 with a syndicate of banks and other institutional investors, as lenders, and JPMorgan Chase Bank, as administrative agent. Our senior credit facility was amended in March 2001, March 2002 and February 2003 as discussed above.

         The following summary of certain provisions of our senior credit facility reflects the application of the net proceeds of our senior notes and the amendments to our senior credit facility in February 2003.

         The facilities. As of February 28, 2003, as adjusted for the application of the net proceeds of the senior notes, our senior credit facility provides for total commitments as follows:

         - a Euro 34.8 million ($37.7 million assuming a USD to Euro exchange rate of 1.0825) Euro term loan facility; and

         -        $201.6 million, consisting of

                  --       a $141.6 million USD term loan facility; and

                  -- a $60.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of letters of credit.

         Availability of funds under our senior credit facility is subject to certain customary terms and conditions.

         Interest rates. All loans under our senior credit facility bear interest at the Euro dollar rate plus 4.75%, or the prime rate of the administrative agent plus 3.75%, until maturity.

         Amortization of outstanding indebtedness. As of February 28, 2003, the principal amount due under the Euro term loan facility was approximately Euro 34.8 million in 2005; and the principal amounts due under the USD term loan facility were approximately (i) $10.7 million in 2004, (ii) $88.3 million in 2005, and (iii) $42.6 million in 2006. We had approximately $9.0 million outstanding under our revolving credit facility and $2.5 million of letters of credit outstanding, resulting in approximately $48.5 million of availability under our revolving credit facility.

         Maturity. The Euro term loan facility has a final maturity of December 30, 2005. The USD term loan facility consists of three tranches with final maturities of March 31, 2005, December 31, 2005 and December 31, 2006, respectively, unless terminated sooner upon an event of default. The revolving credit facility has a final maturity of March 31, 2005.

         Prepayments. The loans may be prepaid and commitments may be reduced in certain specified minimum amounts. Optional prepayments of the term loans are generally applied pro rata to the four tranches and ratably to the respective installments thereof. Optional prepayments of the term loans may not be reborrowed.

         Our senior credit facility also provides for mandatory prepayments of the borrowings upon certain specified events and in certain specified percentages, including:

         - 100% of the net cash proceeds received by our parent, us or any of our restricted subsidiaries from the issuance of indebtedness not currently expressly permitted by our senior credit facility;

         - 100% of the net cash proceeds of any sale or other disposition of any assets, subject to certain exceptions;

         -        50% of excess cash flow; and

         - 100% of the net proceeds of any sale or issuance of equity, subject to certain exceptions.

         Guarantees; collateral. We, our parent company and our restricted domestic subsidiaries are required to guarantee amounts outstanding under our senior credit facility. In order to secure the indebtedness and obligations under our senior credit facility, we, our parent company and our restricted domestic subsidiaries have pledged the following U.S. assets:

         - substantially all of our personal property assets, subject to certain exceptions;

         - substantially all of our real property assets and any subsequently acquired real property having a fair market value in excess of $0.5 million, subject to certain exceptions;

         -        substantially all of our intellectual property assets; and

         - substantially all of the stock owned or subsequently acquired by each of us in each of our respective domestic subsidiaries and 65% of the foreign subsidiaries owned directly by us or a domestic subsidiary.

         In addition, pursuant to the pledge agreement between DPC Investment Corp. and Doane Pet Care Europe (ApS), 65% of the capital stock of Doane Pet Care Europe (ApS) is pledged to secure the obligations under our senior credit facility.

         Covenants. Our senior credit facility contains financial and other covenants that we believe are usual and customary for a secured credit agreement, including covenants that limit our and our restricted subsidiaries' abilities to, among other things:

         -        incur indebtedness or issue guarantees;

         -        grant liens;

         -        make investments;

         -        make certain capital expenditures;

         -        make certain restricted payments; and

         -        enter into certain lines of business.

         Our senior credit facility also contains the following financial covenant requirements:

         - our consolidated leverage ratio as of certain specified periods must not exceed ratios ranging from 6.30:1.00 at the end of the first quarter of 2003 to 5.50:1.00 at the end of the first quarter of 2006 and thereafter until maturity;

         - our consolidated senior secured debt ratio as of certain specified periods must not exceed ratios ranging from 2.25:1.00 at the end of the first quarter of 2003 to 2.00:1.00 at the end of the first quarter of 2004 and thereafter until maturity;

         - our consolidated interest coverage ratio as of certain specified periods must meet or exceed ratios ranging from 1.50:1.00 at the end of the first quarter of 2003 to 1.55:1.00 at the end of the third quarter of 2003 and thereafter until maturity; and

         - our consolidated fixed charge coverage ratio as of the last day of any period of four consecutive fiscal quarters must meet or exceed 1.00:1.00.

         We have experienced difficulty in the past satisfying financial covenants in our senior credit facility and sought waivers in fiscal 2001 and 2002. Our senior credit facility, including these financial covenants, was amended effective February 28, 2003 concurrently with the sale of our senior notes. We may experience difficulty satisfying these amended covenants in the future, which, if we were unable to secure a waiver from our lenders, could result in an event of default under our senior credit facility and permit a majority of the lenders to accelerate outstanding debt under our senior credit facility and permit a majority of our lenders under our revolving credit facility to terminate our revolving credit commitment (without acceleration of such debt). Such acceleration would result in a cross-default under our senior notes and our senior subordinated notes.

         Events of default. Our senior credit facility contains default provisions that we believe are customary for facilities and transactions of this type, including default provisions relating to:

         - our failure to pay principal or interest when and as due or any other amount under our senior credit facility within five days after such amount becomes due;

         - representations or warranties being inaccurate in any material respect when made;

         - cross-default to certain other indebtedness and agreements (including the notes offered hereby);

         -        bankruptcy or insolvency;

         - actual invalidity, or invalidity asserted by us, of any security document;

         -        material judgments;

         -        ERISA events; and

         -        change of control or ownership.

Liquidity After Our Refinancing

         As of February 28, 2003, on an as adjusted basis after giving effect to the sale of our senior notes and the application of the net proceeds therefrom as described in "-- Refinancing -- Use of Proceeds," and the amendments to our senior credit facility effective February 28, 2003, we had approximately $48.5 million of remaining availability under the revolving credit facility portion of our senior credit facility out of a total availability of $60.0 million. We believe that cash flows generated from our business, together with future borrowings, will be sufficient for the foreseeable future to enable us to make interest payments on our debt and to provide us with the necessary liquidity for operational and capital requirements in the current operating environment. We may be required, however, to refinance all or a portion of the principal amount of our outstanding debt on or prior to maturity or a mandatory redemption date. We also believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and at the same time fund the planned expansion and customer requirements for fiscal 2003.

         As of December 28, 2002, the expected future payout of our accrued restructuring cost was $2.5 million in fiscal 2003 and $0.3 million in fiscal 2004.

         Any future acquisitions, joint ventures or similar transactions will likely require additional capital and we may not have such capital available to us on commercially reasonable terms, on terms acceptable to us, or at all. Our business may not generate sufficient cash flows or future borrowings may not be available in an amount sufficient to enable us to make principal and interest payments on our debt, including our senior notes and senior subordinated notes, or to fund our other liquidity needs and, as a result, we may not be able to comply with the financial covenants in our senior credit facility.

CONTRACTUAL OBLIGATIONS

     The following tables show the maturities of our contractual obligations and other commercial obligations as of December 28, 2002 (in thousands):


                                                                 PAYMENTS DUE BY PERIOD
                                             ----------------------------------------------------------------
                                                                                                    2008 AND
                                                2003           2004-2005         2006-2007         THEREAFTER           TOTAL
                                             ----------        ----------        ----------        ----------        ----------
Contractual obligations:
     Long-term debt                          $   29,840        $  259,236        $  248,983        $   15,961        $  554,020
     Operating leases                             4,072             7,866             4,552             2,550            19,040
     Construction in progress                     5,897                --                --                --             5,897
                                             ----------        ----------        ----------        ----------        ----------
        Total contractual obligations        $   39,809        $  267,102        $  253,535        $   18,511        $  578,957
                                             ==========        ==========        ==========        ==========        ==========

                                                                 PAYMENTS DUE BY PERIOD
                                             ----------------------------------------------------------------
                                                                                                    2008 AND
                                                2003           2004-2005         2006-2007         THEREAFTER           TOTAL
                                             ----------        ----------        ----------        ----------        ----------
Other commercial obligations:
     Lines of credit                         $   13,814        $       --       $       --         $       --        $   13,814
     Standby letters of credit                    2,456                --               --                 --             2,456
                                             ----------        ----------       ----------         ----------        ----------
        Total commercial commitments         $   16,270        $       --       $       --         $       --        $   16,270
                                             ==========        ==========       ==========         ==========        ==========

     The following table shows the maturities of our contractual obligations as of December 28, 2002, as adjusted to reflect the issuance of our senior notes, the expected repayment of the sponsor facility and the amendments to the senior credit facility that were effected contemporaneously with the issuance of senior notes (in thousands):

                                                                 PAYMENTS DUE BY PERIOD
                                             ----------------------------------------------------------------
                                                                                                    2008 AND
                                                2003           2004-2005         2006-2007         THEREAFTER           TOTAL
                                             ----------        ----------        ----------        ----------        ----------
Contractual obligations:
     Long-term debt                          $    5,720        $  150,074        $  194,795        $  226,405        $  576,994
     Operating leases                             4,072             7,866             4,552             2,550            19,040
     Construction in progress                     5,897                --                --                --             5,897
                                             ----------        ----------        ----------        ----------        ----------
        Total contractual obligations        $   15,689        $  157,940        $  199,347        $  228,955        $  601,931
                                             ==========        ==========        ==========        ==========        ==========

COMMITMENTS AND CONTINGENCIES

    We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements; however, these requirements may change in the future and, if they do, we may incur material costs in the future to comply with these requirements, including to effect future recalls, or in connection with the effect of these matters on our business. See Item 1 -- "Business -- Environmental and Safety Matters."

    In 1996 and 1997, we entered into partial guarantees of certain third-party loans made to 11 employees in connection with their purchase of our parent's common stock under our parent's 1996 and 1997 Management Stock Purchase Plans. We guaranteed to cover up to a maximum of $0.3 million of such loans in the event one or more of the employees default in their loan repayment. None of the individuals who received such loans currently serve as one of our executive officers.

INFLATION AND CHANGES IN PRICES

    Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and related harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. Our results of operations may be exposed to volatility in the commodity and natural gas market.

    In the event of any increases in raw materials, packaging and natural gas costs, we may be required to increase sales prices for our products to avoid margin deterioration. The timing or extent of our ability to implement future price adjustments in the event of increased raw materials, packaging and natural gas costs or any price increases implemented by us may affect the volumes of future purchases from our customers.

SEASONALITY

    Our sales are moderately seasonal. We normally experience an increase in net sales during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Effective December 30, 2001, we adopted FASB's Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets with indefinite lives no longer be amortized. Our only intangible asset with an indefinite useful life other than goodwill is our trademarks. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. In the first quarter of fiscal 2002, we reassessed the useful lives and residual values of all our intangible assets acquired in purchase business combinations and our intangible assets having estimable useful lives that are classified in other assets on our balance sheets, which resulted in no impact on our accompanying audited consolidated financial statements included herein. During the second quarter of 2002, we completed the required transitional impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no impairment to the carrying values of these assets existed as of the beginning of fiscal 2002. In the fourth quarter of fiscal 2002, we performed our required annual assessment of impairment and determined no such impairment was evident. The adoption of SFAS 142 resulted in the elimination of annual amortization related to our goodwill and trademarks. In fiscal 2001, such amortization was $10.3 million, or $7.6 million net of income tax benefit. Our results of operations in future periods could be adversely affected if our goodwill and trademarks are determined to be impaired under SFAS 142.

    In June 2001, FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, or SFAS 143, which requires companies to record the fair value of an asset retirement obligation as a liability in the period in which they incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 also requires companies to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of an asset retirement obligation, SFAS 143 requires the obligation to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS 143 became effective for us as of the beginning of fiscal 2003. We are evaluating the impact, if any, that adoption of SFAS 143 will have on our consolidated financial statements.

    Effective December 30, 2001, we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 had no material impact on our financial position or results of operations.

    In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or SFAS 145, which amends existing authoritative pronouncements to make various technical corrections, clarify meanings and describe their applicability under changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual or infrequent or they meet the criteria for classification as an extraordinary item. SFAS 145 became effective for us as of the beginning of fiscal 2003. In accordance with SFAS 145, we will recognize a charge to net income in the first quarter of fiscal 2003 associated with the issuance of senior notes in February 2003 that does not meet the criteria for classification as an extraordinary item. See
Note 26 -- "Subsequent Events" to our accompanying audited consolidated financial statements.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task

Force, or EITF, has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when these costs are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 became effective for us as of the beginning of fiscal 2003. We are evaluating the impact, if any, that adoption of SFAS 146 will have on our consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We are evaluating the impact, if any, that adoption of the recognition and measurement provisions of FIN 45 will have on our consolidated financial statements.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, or SFAS 148, which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal 2002 and are included in Note 13 -- "Stock Option Plan of Parent" in the accompanying audited consolidated financial statements included herein.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

    Commodity price risk. We seek to manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. At December 28, 2002, we had open commodity contracts with a fair value loss of $5.7 million.

    Based upon an analysis we completed as of December 28, 2002 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $3.8 million, or $2.3 million net of deferred tax benefit.

    Although we seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and may in the future. Our results of operations may be exposed to volatility in the commodity markets. The use of futures contracts also reduces our ability to take advantage of short term reductions in raw material prices. If one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our prices or face a decline in net sales either of which could have a material adverse effect on our business, results of operations and financial condition.

    Our commodity derivative instruments are measured at fair value under SFAS 133 in our accompanying audited consolidated financial statements included herein. Our results of operations have been adversely affected in the past by volatility in commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments and our results of operations may be adversely affected in the future by SFAS 133 accounting.

    Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our domestic floating rate debt, which totaled $355.9 million at December 28, 2002. Of that amount, $60.0 million of our domestic floating rate debt was hedged by interest rate swap contracts and $50.0 million was hedged by an interest rate cap contract. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Amounts received or paid under interest rate swap contracts and interest rate cap contracts are recorded as interest income (expense) in our consolidated financial statements. Changes in fair value of interest rate swap contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income (loss), net of deferred taxes, in our consolidated balance sheets until they are realized, at which point, they are recognized in interest expense, net, in the accompanying consolidated statements of income. As of December 28, 2002, we had a cumulative unrealized loss on our interest rate swap contracts of $2.2 million, or $1.3 million net of deferred tax benefit, that has been recognized in accumulated other comprehensive income
(loss) our accompanying audited consolidated financial statements included herein.

    Accordingly, our net income is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our current floating rate debt and interest rate swap and cap contracts, our net income would decrease by approximately $2.5 million, or $1.5 million net of income tax benefit, for fiscal 2002. In addition, such a change would result in a decrease of approximately $7.1 million in the fair value of our fixed rate debt at December 28, 2002. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

    Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. We currently have European operations that sell pet food products throughout Europe. In connection with our acquisition of Arovit on May 10, 2000, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. The cumulative translation adjustment for the net investment in our foreign operations is recorded in accumulated other comprehensive income (loss) in our consolidated financial statements. As of December 28, 2002, we had a cumulative translation gain of $16.5 million, which included an unrealized cumulative loss of $10.0 million for the translation of our Euro-denominated debt to U.S. dollars, that has been recognized in our accompanying audited consolidated financial statements included herein.

    We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with changes in the market values of the hedged items both at inception and over the life of the contracts. Changes in fair value of foreign currency forward contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income (loss), net of deferred taxes, in our consolidated balance sheets until they are realized, at which point, they are recognized in other income, net, in the accompanying consolidated statements of income. All other gains and losses on foreign currency forward contracts are recorded as an increase or decrease in net sales in our consolidated statements of income as they occur. At December 28, 2002, the Company had an open foreign currency forward contract that matures within the next 12 months with a notional value of $3.1 million and a fair value loss of $0.2 million that has been recognized in the accompanying audited consolidated statements of income included herein.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the information beginning on page F-1, which is filed as a part of this annual report on Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and titles of the current directors and executive officers of Doane and Doane Pet Care Enterprises, Inc. Pursuant to an investors' agreement, our board of directors and the board of directors of Doane Pet Care Enterprises, Inc. each consist of at least seven members. Except as indicated below, each of the members of the board of directors of Doane named below also serves on the board of directors of Doane Pet Care Enterprises, Inc. See Item 13 -- "Certain Relationships and Related Transactions -- Investors' Agreement." Officers serve at the discretion of the boards of directors. For information regarding employment agreements with the executive officers of Doane, see Item 11 -- "Executive Compensation -- Employment and Retirement Agreements." Additionally, as of November 7, 2002, the board of directors of Doane approved the addition of two new board members designated by a majority of holders of our senior preferred stock. These board members will remain as board members until the next annual meeting, at which time the holders of our preferred stock will vote to fill such director seats.

           NAME                AGE                             POSITION
----------------------------   ----    -------------------------------------------------------------------

George B. Kelly                 53     Chairman of the Board
Douglas J. Cahill (1)           43     Chief Executive Officer, President and Director
Philip K. Woodlief (1)          49     Vice President, Finance and Chief Financial Officer
David L. Horton                 42     Vice President and General Manager, North American Operations
Joseph J. Meyers                41     Vice President, Supply Chain, Quality and Chief Information Officer
Terry W. Bechtel                60     Vice President, Wal*Mart
Tonny Carstensen                47     Vice President and Managing Director of European Operations
Richard A. Hannasch             49     Vice President, Co-Manufacturing and Specialty
Debra J. Shecterle              50     Vice President, People
Lawrence S. Benjamin            47     Director
Edward H. D'Alelio (2)          50     Director
Jerry W. Finney, Jr.            34     Director
Mathew J. Lori                  39     Director
Terry R. Peets                  58     Director
Stephen C. Sherrill             49     Director
Paul E. Suckow (2)              55     Director
Jeffrey C. Walker               47     Director


----------

(1) These executive officers hold the same positions at Doane and Doane Pet Care Enterprises, Inc.

(2) Does not serve on the board of directors of Doane Pet Care Enterprises, Inc.

    Set forth below is a brief description of the business experience of the directors and executive officers of Doane and Doane Pet Care Enterprises, Inc. Each of the directors of Doane Pet Care Enterprises, Inc. is elected to serve a three-year term. The terms of Messrs. Sherrill and Peets expire in 2003. The terms of Messrs. Benjamin, Cahill and Lori expire in 2004. The terms of Messrs. Kelly, Finney and Walker have expired but they continue to serve as directors pending the annual meeting of shareholders of Doane Pet Care Enterprises, Inc. The directors of Doane are elected at each annual meeting to serve for the ensuing year.

         George B. Kelly has served as Chairman of the Board of Doane since October 1995 and Chairman of the Board of Doane Pet Care Enterprises, Inc. since June 1995. Mr. Kelly is Chairman of The CapStreet Group, LLC (formerly known as Summit Capital Group, LLC), Summit Capital, Inc., and Jackson Products, Inc., and is a director of FS Strategies, Switch & Data Facilities Company, Inc., Susser Holdings and other privately held companies.

    Douglas J. Cahill became Chief Operating Officer of Doane and Doane Pet Care Enterprises, Inc. in December 1997, began serving as President of Doane and Doane Pet Care Enterprises, Inc. in January 1998 and began serving as Chief Executive Officer of Doane and Doane Pet Care Enterprises, Inc. in July 1998. He has been a director of Doane and Doane Pet Care Enterprises, Inc. since December 1998 and currently serves as the Chairman of the Pet Food Institute. Prior to joining us, Mr. Cahill served as President of Olin Corporation's Winchester Division, Corporate Vice President of Olin Corporation and held various other positions with Olin Corporation during the period from July 1984 through December 1997.

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

    Terry W. Bechtel joined Doane in June 1973 and began serving as Vice President, Wal*Mart in March 2000, served as Vice President, Co-Manufacturing (Sales) from November 1997 to March 2000, Vice President, Administration from March 1990 to November 1997 and Vice President, Sales from December 1976 through February 1990. Mr. Bechtel has announced his retirement effective March 31, 2003.

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

    Richard A. Hannasch joined Doane in October 1996, began serving as Vice President, Co-Manufacturing and Specialty in March 2000, served as Vice President, Business Integration from August 1999 to March 2000, Vice President, Fulfillment from January 1999 to October 1999, Vice President, Strategic Planning from June 1998 to January 1999 and Vice President, Marketing from November 1997 to January 1999. Prior to joining us, Mr. Hannasch served as Director, Business Development for Ralston Purina Company's International Division and held various other positions at Ralston Purina Company from December 1978 to October 1996.

    Debra J. Shecterle began serving as Vice President, People in January 2000 and served as Director of Human Resources from December 1998 to January 2000. Prior to joining us, Ms. Shecterle was Vice President of Human Resources for DeKalb Genetics from 1997 to 1998 and held various human resources positions with Wisconsin Power and Light and Ameritech from 1991 to 1997.

    Lawrence S. Benjamin became a director of Doane and Doane Pet Care Enterprises, Inc. in May 2002. Since October 2002, Mr. Benjamin has been chief executive officer of The NutraSweet Company. Mr. Benjamin was a partner with Roark Capital Group, a private equity investment firm, and president of Lake Field Partners, a private equity advisory firm. He held these positions from June 2002 and April 2001, respectively, to October 2002. Prior to his current roles, Mr. Benjamin worked for Oak Hill Capital Management, a private equity fund, and its predecessor funds between August 1994 and May 2002. During that time, Mr. Benjamin was President and Chief Executive Officer of Specialty Foods Corporation from January 1997 to March 2001 and Stella Foods from August 1994 to January 1997. Mr. Benjamin also served in a number of senior executive positions with Kraft Foods from June 1986 to August 1994, including as President of Budget Gourmet/Birdseye, a division of Kraft Foods.

         Edward H. D'Alelio became a director of Doane in November 2002. Mr. D'Alelio has served as an Executive in Residence at the School of Management of the University of Massachusetts. From 1989 until 2002, Mr. D'Alelio was a Managing Director of Putnam Investments, where he also served as the Chief Investment Officer of the Taxable Fixed Income area. Mr. D'Alelio is also a director of Archibald Candy Corporation. Mr. D'Alelio is also a member of the board of trustees of the Newman School, St Mary's Woman's and Infant's Center and Caritas Christi Health Care System.

         Jerry W. Finney, Jr. became a director of Doane and Doane Pet Care Enterprises, Inc. in August 2001. He is a director of the Private Equity Group of Credit Suisse First Boston, which includes DLJ Merchant Banking Partners, L.P. In November 2000, Credit Suisse Group acquired Donaldson, Lufkin & Jenrette, Inc. Prior to the acquisition, Mr. Finney was a principal of Credit Suisse First Boston Equity Partners since May 2000. Previously, he was a Vice President in the Mergers & Acquisitions Group of Credit Suisse First Boston, Inc. from 1999 to 2000 and an associate from 1995 to 1999.

         Mathew J. Lori became a director of Doane and Doane Pet Care Enterprises, Inc. in March 2001 and currently serves as a principal of J.P. Morgan Partners, LLC., the private equity investment arm of J.P. Morgan Chase & Co. Mr. Lori joined the predecessor of J.P. Morgan Partners, LLC in 1993 after completing his M.B.A. from Kellogg Graduate School of Management at Northwestern University. Prior to receiving his M.B.A., he worked in the Corporate Finance Group at Ernst & Young in Toronto. Mr. Lori is also a director of Berry Plastics Corporation.

         Terry R. Peets became a director of Doane and Doane Pet Care Enterprises, Inc. in October 2001. Mr. Peets is currently a consultant to JPMorgan Partners. Over the past 25 years, Mr. Peets has served as Chairman of Bruno's Supermarkets, Inc., Executive Vice President of Vons Grocery Company, Executive Vice President of Ralphs Grocery Company, and President and CEO of PIA Merchandising, Inc. Mr. Peets is a director of Diamond Brands, Inc., PSC, Inc., the Park City Group, the City of Hope and the Children's Museum of Orange County.

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

         Paul E. Suckow became a director of Doane in November 2002. Mr. Suckow is an adjunct professor of economics and finance at Villanova University and Widener University. Prior to his teaching career, he spent 25 years in the investment management industry, retiring in 1999. Mr. Suckow held positions as Executive Vice President, Chief Investment Officer-Fixed Income at Delaware Investment Advisers, Inc. and Executive Vice President, Director of Fixed Income Securities at Oppenheimer Management Corporation. He is a director of Ascent Assurance, Inc., Prandium, Inc. and Dunwoody Village, a non-profit continuing care community.

         Jeffrey C. Walker has been a director of Doane and Doane Pet Care Enterprises, Inc. since April 1996. Mr. Walker is Vice Chairman of J.P. Morgan Chase & Co. and has been Managing Partner of J.P. Morgan Partners, LLC, the private equity investment arm of J.P. Morgan Chase & Co., since 1988 and a General Partner thereof since 1984. Mr. Walker is a director of 1-800-Flowers and Guitar Center. He is also a director of a number of privately held companies.

         Messrs. Peets, Sherrill and Walker serve on our Audit Committee, and Messrs. Cahill, Kelly and Walker serve on our Compensation Committee.

ITEM 11 -- EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth information with respect to the Chief Executive Officer of Doane and the other four most highly compensated individuals serving as executive officers for the fiscal year ended December 28, 2002 who earned $100,000 or more in combined salary and bonus during such year (collectively, the "Named Executive Officers"):

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                                                              AWARDS OF
                                                       ANNUAL COMPENSATION(1)                SECURITIES
                                                  --------------------------------------      UNDERLYING
        NAME AND PRINCIPAL               FISCAL                             OTHER ANNUAL     OPTIONS/SARS
        POSITION AT DOANE                 YEAR     SALARY       BONUS       COMPENSATION         (#)        ALL OTHER COMPENSATION
---------------------------------------  ------   --------      -----       ------------     ------------  -------------------------
Douglas J. Cahill                          2002   $400,000        (2)        $     --              --      $207,506(3)(4)(5)(6)
  President and Chief                      2001    400,000        --               --         298,000         7,006(3)(4)(5)
    Executive Officer                      2000    400,000        --               --         158,500         7,656(3)(4)(5)
Philip K. Woodlief                         2002    225,000        (2)              --              --        61,139(3)(4)(5)(6)
  Vice President, Finance and              2001    220,833        --               --         135,000         4,164(3)(4)(5)
    Chief Financial Officer                2000    175,000        --            5,600(7)       50,000        44,523(3)(4)(5)(8)(9)
David L. Horton                            2002    225,000        (2)              --              --        62,973(3)(4)(5)(6)
  Vice President and General Manager       2001    200,000        --               --         135,000         6,782(3)(4)(5)
    of North American Operations           2000    175,000        --               --          50,000         7,548(3)(4)(5)
Joseph J. Meyers                           2002    200,000        (2)              --              --        57,053(3)(4)(5)(6)
  Vice President, Supply Chain, Quality    2001    187,500        --               --         100,000         6,768(3)(4)(5)
    and Chief Information Officer          2000    175,000        --               --          50,000         7,146(3)(4)(5)
Terry W. Bechtel                           2002    200,000        (2)              --              --       102,324(4)(5)(6)(10)
  Vice President, Wal*Mart                 2001    183,999        --               --          75,000       119,020(4)(5)(10)
                                           2000    168,000        --               --          21,200        72,978(3)(4)(5)(10)



----------

(1) Amounts exclude perquisites and other personal benefits that did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for each executive officer.

(2) Our Compensation Committee has not reviewed and approved bonus payments for fiscal 2002. Subject to this committee's review and approval each year, the annual bonus for the Named Executive Officers is calculated by multiplying their respective target bonus amounts times a factor that is determined according to the achievement of a corporate performance incentive target. Actual corporate performance can result in the actual bonus being less than or greater than the target bonus. The target bonus for Mr. Cahill is 100% of his annual base salary amount and the target bonuses for each of Messrs. Woodlief, Horton, Meyers and Bechtel are 50% of their respective annual base salary amounts. Actual corporate performance for fiscal 2002 was approximately 120% of the incentive target.


(3) Amounts include a company match and profit sharing contribution under the Doane Pet Care Retirement Savings Plan as follows: Mr. Cahill -- $5,650 in 2000, $5,000 in 2001 and $5,500 in 2002; Mr. Woodlief --
         $7,518 in 2000, $2,250 in 2001 and $2,969 in 2002; Mr. Horton -- $5,650
         in 2000, $4,875 in 2001 and $4,803 in 2002; Mr. Meyers -- $5,248 in
         2000, $4,865 in 2001 and $5,144 in 2002; and Mr. Bechtel -- $400 in
         2000.

(4) Amounts include term life insurance premiums as follows: Mr. Cahill -- $192 in 2000, 2001 and 2002; Mr. Woodlief -- $84 in 2000, $100 in 2001
         and $106 in 2002; Mr. Horton -- $84 in 2000, $93 in 2001 and $106 in
         2002; Mr. Meyers -- $84 in 2000, $89 in 2001 and $94 in 2002; and Mr.
         Bechtel -- $84 in 2000, $86 in 2001 and $94 in 2002.

(5) Amounts include disability insurance premiums in 2000, 2001 and 2002 of $1,814.

(6) Amounts include retention bonuses paid as follows: Mr. Cahill -- $200,000; Mr. Woodlief -- $56,250; Mr. Horton -- $56,250; Mr. Meyers --
         $50,000; and Mr. Bechtel -- $50,000.

(7) Amount includes reimbursement for the payment of taxes associated with relocation.

(8) Amount includes bonus received in connection with the acquisition of Arovit in 2000 for Mr. Woodlief of $25,000.

(9)      Amounts include relocation expenses for Mr. Woodlief of $10,107.

(10) Amount includes annual vested benefit under the non-qualified salary continuation agreement for Mr. Bechtel of $70,680 in 2000, $117,120 in 2001 and $33,600 in 2002.

EMPLOYMENT AND RETIREMENT AGREEMENTS

    We entered into employment agreements with Messrs. Cahill, Horton, and Bechtel effective January 1, 1998, Mr. Meyers effective August 17, 1998 and Mr. Woodlief effective February 15, 1999, all of which renew annually. The terms of their employment agreements are substantially similar except for salary and bonus amounts. The agreements are subject to early termination for cause without severance. The employment agreements for Messrs. Woodlief, Horton and Meyers provide (1) that terminations without cause entitle the executive to receive severance payments equal to two year's base salary and bonus and (2) for a two year non-competition agreement commencing upon termination for any reason. The employment agreements of Messrs. Cahill and Bechtel contain similar provisions except that the severance and non-competition terms are three years and one year, respectively. Mr. Bechtel has announced his retirement, effective March 31, 2003.

    In connection with the pending retirement of Mr. Bechtel, effective on March 31, 2003, we entered into a retirement agreement with Mr. Bechtel. The retirement agreement provides for a three year non-competition agreement in exchange for the continued payment to Mr. Bechtel of an amount equal to his current base salary during the first year following his retirement and the payment of an amount equal to one-half of his current base salary during the second and third years following his retirement.

    Each of the Named Executive Officers was awarded a retention bonus in an amount equal to their annual bonus target amount. One-half of the bonus was paid in fiscal 2002 and the other one-half will be paid on June 30, 2003 if the officer is still employed by us. Pursuant to the terms of his retirement agreement, Mr. Bechtel will receive the second half of his retention bonus.

COMPENSATION OF DIRECTORS

    Lawrence S. Benjamin and Terry R. Peets serve as independent directors of Doane and Doane Pet Care Enterprises, Inc. Pursuant to agreements entered at the time of their appointments, Mr. Benjamin and Mr. Peets are paid a $1,500 per month retainer fee and $2,000 for each board of directors meeting they attend and each informal operations meeting of Doane Pet Care Enterprises, Inc. they attend. Pursuant to these agreements, Mr. Benjamin and Mr. Peets were also granted stock options covering 20,000 shares under the 1999 Stock Incentive Plan. These options have a "time-vesting" schedule pursuant to which one-third of the stock options will vest after each of the first three years following the grant date. Edward H. D'Alelio and Paul E. Suckow serve as independent directors of Doane. Mr. D'Alelio and Mr. Suckow are paid $2,000 for each board of directors meeting they attend. In fiscal 2002, Messrs, Peets, Benjamin, D'Alelio and Suckow were paid $34,000, $22,500, $2,000 and $2,000, respectively. No compensation was paid by us to our other directors.

STOCK OPTION PLANS

    Effective November 1, 1996, our parent adopted its 1996 Stock Option Plan, as amended. On July 14, 1999, our parent adopted the 1999 Stock Incentive Plan. In connection with the adoption of the 1999 Stock Incentive Plan, no new grants can be made under the 1996 Stock Option Plan. Effective October 31, 2001, our parent approved the "repricing" of all vested and unvested stock options under the 1996 Stock Option Plan and the 1999 Stock Incentive Plan that had an exercise price exceeding $2.50 per share. All such eligible stock options were given a new exercise price of $2.50 per share. However, because there was a change in the vesting of the stock options, with all eligible stock options being put on a new "time-vesting" schedule, the repricing involved a surrender of the eligible stock options in exchange for a grant of new stock options covering an equivalent number of shares at the new exercise price. Stock options covering 566,000 shares under the 1996 Stock Option Plan and stock options covering 950,300 shares under the 1999 Stock Incentive Plan were surrendered. Stock options covering a total of 1,516,300 shares were granted at the $2.50 per share exercise price, and all such grants were made under the 1999 Stock Incentive Plan and are accounted for as variable plan awards. Since the fair value of our Parent's Class A common stock was less than $2.50 per share at December 29, 2001, no compensation expense was recorded in fiscal 2001 for these variable awards. While the estimated fair value of our Parent's Class A common stock exceeded $2.50 per share at December 28, 2002, the compensation expense in fiscal 2002 was minimal. Pursuant to the time-vesting schedule for the stock options granted to our employees, 50% of an individual's stock options will vest two years after the grant date, 25% will vest after the third year, and the remaining 25% will vest after the fourth year. Generally, all stock options vest upon a change of control of our parent. Under the 1996 Stock Option Plan, 594,200 shares were outstanding at December 28, 2002. Under the 1999 Stock Incentive Plan, 4,200,000 shares are authorized for issuance, and as of December 28, 2002, options covering 3,209,800 shares had been granted and remain outstanding.

STOCK OPTION GRANTS

    No stock options were granted to the Named Executive Officers during fiscal 2002.

STOCK OPTION EXERCISES

    The following table sets forth certain information with respect to exercises of stock options during fiscal 2002 by the Named Executive Officers and the number of shares underlying unexercised stock options held by such officers as of December 28, 2002:

                       NUMBER OF        NUMBER OF SHARES UNDERLYING    VALUE OF SHARES UNDERLYING IN THE
                         SHARES            UNEXERCISED OPTIONS              MONEY UNEXERCISED OPTIONS
                       ACQUIRED ON     -----------------------------   ---------------------------------
         NAME           EXERCISE       EXERCISABLE     UNEXERCISABLE   EXERCISABLE         UNEXERCISABLE
-------------------   ------------     -----------     -------------   -----------         -------------
Douglas J. Cahill          -                     -         900,200         $     -         $  72,016
Philip K. Woodlief         -                     -         241,200               -            19,296
David L. Horton            -                     -         281,200               -            22,496
Joseph J. Meyers           -                     -         221,200               -            17,696
Terry W. Bechtel           -                79,601         165,799           6,368            13,264

The value of the exercisable and unexercisable options is calculated based on the difference between the option exercise price and the fair market value as of December 28, 2002.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Douglas J. Cahill, our President and Chief Executive Officer, served as a member of our Compensation Committee in fiscal 2002. Messrs. Kelly and Walker also served on our Compensation Committee in fiscal 2002.

OTHER COMPENSATORY ARRANGEMENTS

    401(k) plans. We currently have two active plans. On January 1, 2000, we adopted the Doane Pet Care Retirement Savings Plan, which was formed through the merger of two predecessor plans. The merged plan was amended and restated and is intended to be a qualified plan under the Internal Revenue Code. The plan provides coverage for eligible employees and permits employee contributions from 1% to 60% of pre-tax earnings, subject to annual dollar limits set by the IRS. We match 50% of the first 6% of the participant's contribution with a provision for other contributions at the board of directors' discretion. Employer contributions are vested 25% per year for each full year of service.

    The Doane Pet Care Savings and Investment Plan -- Union Plan covers eligible union employees at the Joplin, Missouri and Muscatine, Iowa plants. This plan is intended to be a qualified retirement plan under the Internal Revenue Code and permits employee contributions between 1% and 60% of pre-tax earnings, subject to annual dollar limits set by the IRS, and provides for a variety of investment options.

    Non-qualified salary continuation agreements. Doane has entered into agreements with all of the Named Executive Officers to provide benefits to those employees or their beneficiaries in the event of the death of the employee or retirement by the employee at age 65 or on or after age 55 with 10 years of service with Doane. If the employee remains employed until age 65, the employee or the employee's beneficiary will receive an annual retirement benefit payable for 10 years as set forth in the agreement. If the employee terminates employment before age 65 but after age 55 and with 10 years of service with Doane, the employee's retirement benefit will be reduced in accordance with percentages specified in the agreement, depending upon the employee's age at retirement ranging from 100% at age 65 to 55.8% at age 55. Assuming that the Named Executive Officers remain employed with

Doane until age 65, they will receive the following annual amounts for ten years: Mr. Cahill -- $160,000; Mr. Woodlief -- $90,000; Mr. Horton -- $90,000;
and Mr. Meyers -- $80,000. Following Mr. Bechtel's retirement on March 31, 2003, he will receive an annual amount of $60,656 for ten years. Under the terms of the agreements, each employee may, with the consent of Doane, elect to receive the benefit in a lump-sum payment equal to the actuarial equivalent of the installment payments discounted at a 6% interest rate.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS

         All of our issued and outstanding shares of common stock are held by Doane Pet Care Enterprises, Inc. As of February 1, 2003, we had 1,200,000 shares of senior preferred stock issued and outstanding, 200,000 of which were held by J.P. Morgan Partners (BHCA), L.P. and one of its affiliates and 1,000,000 of which were held by qualified institutional buyers, as defined in Rule 144A under the Securities Act. The following table sets forth certain information regarding the beneficial ownership of Doane Pet Care Enterprises, Inc.'s common stock as of February 1, 2003 by:

         -        each director of Doane;

         -        each Named Executive Officer;

         - each person who is known by us to own beneficially more than 5% of the common stock of Doane Pet Care Enterprises, Inc.;

         -        all parties to the investors' agreement as a group; and

         -        all directors and executive officers as a group.

    Unless otherwise indicated, each person has sole voting and dispositive power over the shares indicated as owned by that person. Certain of Doane Pet Care Enterprises, Inc.'s principal stockholders are parties to the investors' agreement. See Item 13 -- "Certain Relationships and Related Transactions -- Investors' Agreement."

                                                                   NUMBER OF SHARES
        NAME OF BENEFICIAL OWNER (1)                               OWNED BENEFICIALLY         PERCENT OF CLASS (2)
----------------------------------------------------               ------------------         --------------------
J.P. Morgan Partners (BHCA), L.P. (3)                                    9,682,246                   34.9
Bruckmann, Rosser, Sherrill & Co., L.P. (4)                              6,162,868                   26.1
DLJ Merchant Banking Partners, L.P. (5)                                  4,866,356                   19.1
Equus II Inc.                                                            1,943,598                    9.2
Summit Capital, Inc. (6)                                                 1,892,769                    9.0
Laura Hawkins Mansur (7)                                                 1,781,000                    8.5
Bob L. Robinson (8)                                                      1,181,546                    5.6
PNC Capital Corp. (9)                                                    1,111,304                    5.2
Jeffrey C. Walker (3)                                                    9,682,246                   34.9
Stephen C. Sherrill (4)                                                  6,162,868                   26.1
Lawrence S. Benjamin                                                             -                      *
Jerry W. Finney, Jr. (5)                                                 4,866,356                   19.1
George B. Kelly (6)                                                      1,892,769                    9.0
Mathew J. Lori (10)                                                              -                      *
Edward H. D'Alelio (11)                                                          -                      *
Paul E. Suckow (11)                                                              -                      *
Terry R. Peets (12)                                                          6,666                      *
Douglas J. Cahill (12)                                                     245,562                    1.2
Philip K. Woodlief (12)                                                     27,781                      *
David L. Horton (12)                                                        47,781                      *
Joseph J. Meyers                                                                 -                      *
Terry W. Bechtel (12)                                                      306,819                    1.5
All parties to the investors' agreement as a group                      33,808,751                   95.5
All executive officers and
     directors as a group (17 persons)                                  23,342,541                   66.7


----------

*        Represents less than one percent.

(1) The address of J.P. Morgan Partners (BHCA), L.P. and Messrs. Walker and Lori is 1221 Avenue of the Americas, New York, New York 10020. The address of Bruckmann, Rosser, Sherrill & Co., L.P. and Mr. Sherrill is 126 East 56th Street, New York, New York 10022. The address of DLJ Merchant Banking Partners, L.P. and Mr. Finney is 11 Madison Avenue, 16th Floor, New York, New York 10010. The address of Equus II Inc. is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019. The address of Summit Capital, Inc. and Mr. Kelly is 600 Travis, Suite 6110, Houston, Texas 77002. The address of Mrs. Mansur is 5602 Indian Circle, Houston, Texas 77056. The address of Mr. Robinson is 8591 SE Highway 166, Baxter Springs, Kansas 66713. The address of PNC Capital Corp. is 3150 CNG Tower, 625 Liberty Avenue, Pittsburgh, Pennsylvania 15222. The address of Mr. Benjamin is 200 South Wacker Drive, Suite 3100, Chicago, Illinois 60606. The address of Mr. Peets is 327 Coral Avenue, Balboa Island, Newport Beach, California 92662. The address of Messrs. Cahill, Woodlief, Horton, Meyers and Bechtel is 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027. The address of Mr. D'Alelio is 7 Ringbolt Road, Hingman, Massachusetts 02043. The address of Mr. Suckow is 1219 Denbigh Lane, Radnor, Pennsylvania 19087.

(2) In accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934, the calculation of this percentage assumes that securities subject to options, warrants, rights or conversion privileges are outstanding for the purpose of computing the percentage of outstanding securities of the class owned by each beneficial owner, but such securities subject to options, warrants, rights or conversion privileges are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) Amount represents shares held by J.P. Morgan Partners (BHCA), L.P. and related parties. Of the 9,682,246 shares indicated as owned by J.P. Morgan Partners (BHCA), L.P., (i) 428,000 represent shares of Class A Common Stock; (ii) 2,560,093 represent shares of Class B Common Stock; and (iii) 6,694,153 are shares issuable within 60 days upon exercise of warrants. Mr. Walker, a director of Doane, serves as President of JPMP Capital Corp., the general partner of JPMP Master Fund Manager, L.P., the general partner of J.P. Morgan Partners (BHCA), L.P. As such, Mr. Walker may be deemed to beneficially own the shares indicated as owned by J.P. Morgan Partners (BHCA), L.P. Mr. Walker disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934.

(4) Amount includes shares held by Bruckmann, Rosser, Sherrill & Co., L.P. and certain other entities and individuals affiliated with it. Of the 6,162,868 shares indicated as owned by Bruckmann, Rosser, Sherrill & Co., L.P., (i) 3,585,822 represent shares of Class A Common Stock and
         (ii) 2,577,046 are shares issuable within 60 days upon exercise of warrants. Of the shares indicated as owned by Bruckmann, Rosser, Sherrill & Co., L.P., (i) 60,617 shares of Class A Common Stock and
         (ii) 44,042 shares issuable within 60 days upon exercise of warrants are owned individually by Mr. Sherrill, a director of Doane. Mr. Sherrill may be deemed to beneficially own 5,924,484 shares beneficially owned by Bruckmann, Rosser, Sherrill & Co., L.P. and certain other entities and individuals affiliated with it. Mr. Sherrill disclaims beneficial ownership of 238,384 of such shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934.

(5) Amount represents shares held by DLJ Merchant Banking Partners, L.P. and related parties. Of the 4,866,356 shares held by DLJ Merchant Banking Partners, L.P., (i) 351,428 represents shares of Class A common stock and (ii) 4,514,928 are shares issuable within 60 days upon the exercise of warrants. Of the shares indicated, 150,494 shares, 80,135 shares, 81,474 shares, 34,917 shares and 4,408 shares are held by DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ ESC II, L.P., DLJ Merchant Banking Funding, Inc. and DLJ Offshore Partners, C.V., respectively. Of the warrants indicated, warrants to purchase 2,126,748 shares, 950,960 shares, 524,444 shares, 857,640 and
         55,136 shares are held by DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ First ESC L.P., DLJ Merchant Banking Funding, Inc., and DLJ Offshore Partners, C.V., respectively. In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc. DLJ Merchant Banking Partners, L.P. is a limited partnership, the general partner of which is DLJ Merchant Banking, Inc., an indirect affiliate of Credit Suisse First Boston, Inc. and Credit Suisse Group. Mr. Finney is a director of Doane and serves as a Director of the Private Equity Group of Credit Suisse First Boston and as such may be deemed to beneficially own such shares. Mr. Finney disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934.

(6) Amount includes shares held by Summit Capital, Inc. Summit/DPC Partners, L.P. was dissolved in 2001 and all of the shares it held were distributed to its partners, including Summit Capital, Inc. Mr. Kelly, a director of Doane, is Chairman of the Board and a stockholder of Summit Capital, Inc. Mr. Kelly may be deemed to beneficially own the shares indicated. Mr. Kelly disclaims beneficial ownership of 24,006 shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934.

(7) Of the shares indicated as owned by Mrs. Mansur, 634,500 are held by the estate of Walid Mansur, 846,500 are owned by Mrs. Mansur and 300,000 are held in trust for their children.

(8) Of the shares indicated as owned by Mr. Robinson, 264,566 are held in Mr. Robinson's name, 560,000 are held in a limited partnership of which Mr. Robinson is the Managing Partner, 150,371 are held in trust for Mr. Robinson, 150,371 are held in trust for Mr. Robinson's wife, Jeanine L. Robinson, and 56,238 are held in Mrs. Robinson's name.

(9) Amount represents shares held by PNC Capital Corp. and related entities. Of the 1,111,304 shares indicated as owned by PNC Capital Corp., (i) 711,384 represent shares of Class A Common Stock; and (ii) 399,920 are shares issuable within 60 days upon the exercise of warrants.

(10) Amount excludes shares held by J.P. Morgan Partners (BHCA), L.P. and related parties. Mr. Lori, a director of Doane, is a limited partner of JPMP Master Fund Manager, L.P., the general partner of J.P. Morgan Partners (BHCA), L.P. As such, Mr. Lori is not deemed to beneficially own the shares indicated as owned by J.P. Morgan Partners (BHCA), L.P.

(11) These directors serve only on our board of directors, and not on the board of directors of Doane Pet Care Enterprises, Inc.

(12) Amounts include shares which are issuable within 60 days upon exercise of warrants as follows:, Mr. Cahill -- 45,562; Mr. Woodlief -- 22,781; and Mr. Horton -- 22,781. In addition, amount includes 79,601 options which are exerciseable within 60 days for Mr. Bechtel and 6,666 options which are exercisable within 60 days by Mr. Peets.

EQUITY COMPENSATION PLANS

         Neither we nor our parent, subsidiaries or affiliates have any compensation plans or individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or services as described in SFAS 123, or any successor standard. The compensation plans under which the equity securities of our parent are authorized for issuance are discussed above.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTORS' AGREEMENT

         Doane Pet Care Enterprises, Inc., Doane, Summit Capital, Inc., J.P. Morgan Partners (BHCA), L.P. and an affiliate thereof, DLJ Merchant Banking Partners, L.P. and certain of its affiliates, Bruckmann, Rosser, Sherrill & Co., L.P. and certain affiliated entities and individuals, all of the former stockholders of Windy Hill and certain other stockholders of Doane are parties to a second amended and restated investors' agreement. The investors' agreement contains provisions concerning our governance and the governance of Doane Pet Care Enterprises, Inc., restrictions on the transferability of our securities and those of Doane Pet Care Enterprises, Inc. and registration rights for such securities.

         The governance provisions of the investors' agreement provide that our board of directors and the board of directors of Doane Pet Care Enterprises, Inc. each consist of at least seven members. The investors' agreement provides that at any time the number of shares of common stock (which, for the purposes of the investors' agreement, includes warrants on an as-if-exercised basis) of Doane Pet Care Enterprises, Inc. owned of record by:

         - J.P. Morgan Partners (BHCA), L.P. is 5% or more, it will have the right to designate two individuals as directors.

         - DLJ Merchant Banking Partners, L.P. is 5% or more, it will have the right to designate one individual as director.

         - the former investors in Summit/DPC Partners, L.P. (including after its dissolution and the distribution of its shares) is 50% or more of the number of shares of common stock of Doane Pet Care Enterprises, Inc. it owned as of August 3, 1998, Summit Capital, Inc. will have the right to designate one individual as director.

         - the Windy Hill investors is 50% or more of the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned by them as of August 3, 1998, Bruckmann, Rosser, Sherrill & Co., L.P. will have the right to designate one individual.

         Additionally, one designee as director is required to be the Chief Executive Officer of Doane Pet Care Enterprises, Inc. and one is required to be an independent director designated by a majority of the board of directors.

SPONSOR FACILITY

         In March 2001, we refinanced $25.0 million of indebtedness under our senior credit facility with loans from shareholders of our parent and Messrs. Cahill, Woodlief and Horton, and certain other executive officers. Our sponsor facility is a senior unsecured loan bearing interest at 15%. Principal and accrued interest under the loan is due on March 31, 2007. Our parent issued warrants in connection with the sponsor facility that give the warrantholders the right to purchase 30% of the outstanding stock of our parent for a nominal amount.

         We intend to use approximately $33.7 million of the net proceeds of the sale of our senior notes to repay the sponsor facility in full, although we have no right to require the holders of promissory notes under our sponsor facility to tender their notes prior to maturity. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Refinancing - Use of Proceeds."

TRANSACTIONS WITH DLJ MERCHANT BANKING PARTNERS, L.P. AND ITS AFFILIATES

         DLJ Merchant Banking Partners, L.P. and certain other affiliates of Credit Suisse First Boston LLC are the owners of 351,428 shares of common stock and warrants to purchase 4,514,928 shares of Doane Pet Care Enterprises, Inc. Credit Suisse First Boston LLC was one of the joint book-running managers in the offering of our senior notes. Credit Suisse First Boston LLC and its affiliates have received certain payments of fees, including fees for various investment banking and commercial banking services provided to us and to Doane Pet Care Enterprises, Inc. DLJ Capital Funding, Inc., an affiliate of Credit Suisse First Boston LLC, is the syndication agent and a lender under our senior credit facility and received a portion of our repayment of loans under our senior credit facility from the net proceeds of the sale of our senior notes. In connection with the sale of our senior notes, Credit Suisse First Boston LLC and its affiliates received fees of approximately $3.3 million. There are currently no agreements to make any such additional payments.

         DLJ Merchant Banking Partners, L.P. and certain other affiliates of Credit Suisse First Boston LLC are parties to the investors' agreement. In accordance with the investors' agreement, DLJ Merchant Banking Partners, L.P. has designated Mr. Finney to the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

TRANSACTIONS WITH J.P. MORGAN PARTNERS (BHCA), L.P. AND ITS AFFILIATES

         J.P. Morgan Partners (BHCA), L.P. is an affiliate of JPMorgan Chase Bank and J.P. Morgan Securities Inc. J.P. Morgan Partners (BHCA), L.P. and one of its affiliates own:

         -        200,000 shares of our senior preferred stock;

         - 428,000 shares of Class A Common Stock of Doane Pet Care Enterprises, Inc. and 2,560,093 shares of Class B (non-voting) Common Stock of Doane Pet Care Enterprises, Inc.; and

         - warrants to purchase 6,694,153 shares of common stock of Doane Pet Care Enterprises, Inc.

         JPMorgan Chase Bank, J.P. Morgan Securities Inc. and their affiliates perform various commercial banking and investment banking services from time to time for us and our affiliates. J.P. Morgan Securities Inc. was one of the joint book-running managers in the offering of our senior notes. Affiliates of J.P. Morgan Securities Inc. are holders of promissory notes under our sponsor facility. Assuming these affiliates tender all of their promissory notes by the applicable expiration date and assuming a repayment date of February 28, 2003, these affiliates would receive approximately $16.9 million of the net proceeds from the sale of our senior notes. JPMorgan Chase Bank serves as the administrative agent and a lender under our senior credit facility and received a portion of our repayment of loans under our senior credit facility from the net proceeds of our recent sale of senior notes. Since the beginning of fiscal 2001 through February 1, 2003, JPMorgan Chase Bank, J.P. Morgan Securities Inc. and their affiliates have received a total of $1.0 million for acting in the foregoing capacities, excluding interest and other charges earned generally by all lenders under our senior credit facility. JPMorgan Chase Bank received a $0.5 million fee in connection with the amendments to our senior credit facility effected contemporaneously with the sale of our senior notes. In connection with the sale of our senior notes, J.P. Morgan Securities Inc. and its affiliates received fees of approximately $1.6 million. There are currently no agreements to make any additional commercial banking or investment banking payments to JPMorgan Chase Bank, J.P. Morgan Securities Inc. or their affiliates, except that J. P. Morgan Securities Inc. may receive investment banking fees in the future, under certain circumstances, if we decide to sell our European business.

         J.P. Morgan Partners (BHCA), L.P. is a party to the investors' agreement. In accordance with the investors' agreement, it has designated Messrs. Walker and Lori to the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

PROPOSED REPAYMENT OF SPONSOR FACILITY NOTES HELD BY CERTAIN BENEFICIAL OWNERS

         In addition to the affiliates of J.P. Morgan Securities Inc. that hold promissory notes under our sponsor facility, as discussed above, affiliates of other persons known to us to beneficially own more than 5% of the common stock of Doane Pet Care Enterprises, Inc. also hold promissory notes under our sponsor facility and may receive payments from us from the net proceeds of our recent senior note offering. Assuming these persons tender all of their promissory notes by the applicable expiration date and assuming a repayment date of February 28, 2003, Bruckmann, Rosser, Sherrill & Co., L.P. and its affiliates would receive approximately $7.5 million, Summit Capital, Inc. and its affiliates would receive approximately $2.3 million and PNC Capital Corp. and its affiliates would receive approximately $1.2 million of the net proceeds from the sale of our senior notes. Additionally, Messrs. Cahill, Woodlief and Horton each will receive $0.1 million from the repayment of their promissory notes under our sponsor facility in connection with the sale of our senior notes.

ITEM 14 -- CONTROLS AND PROCEDURES

         Evaluation and disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         Our Chief Executive Officer and Chief Financial Officer, after evaluating the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report on Form 10-K, and based on their evaluation, have concluded that these controls and procedures are effective.

         Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  (1)      Financial Statements

                  The following financial statements and the Independent Auditors' Report thereon are included on pages F-1 through F-41 of this annual report on Form 10-K:

                  -        Independent Auditors' Report

                  - Consolidated Balance Sheets as of December 29, 2001 and December 28, 2002

                  - Consolidated Statements of Income for the years ended December 30, 2000, December 29, 2001 and December 28, 2002

                  - Consolidated Statements of Stockholder's Equity and Comprehensive Income for the years ended December 30, 2000, December 29, 2001 and December 28, 2002

                  - Consolidated Statements of Cash Flows for the years ended December 30, 2000, December 29, 2001 and December 28, 2002

                  -        Notes to Consolidated Financial Statements

         (2)      No financial statement schedules are required to be filed.

         (3)      Exhibits

The following exhibits are filed as part of this report:

   EXHIBIT
   NUMBER                             DESCRIPTION
   -------        -------------------------------------------------------------

    3.1      --   Certificate of Incorporation of Doane Pet Care Company
                  (incorporated by reference to Exhibit 3.1 to Doane Pet Care
                  Company's Registration Statement on Form S-1, Reg. No.
                  33-98110 (the "Form S-1"))

    3.2      --   Certificate of Designations, Preferences and Rights of 14.25%
                  Senior Exchangeable Preferred Stock due 2007, dated October 4,
                  1995 (incorporated by reference to Exhibit 3.2 to Doane Pet
                  Care Company's Annual Report on Form 10-K for the year ended
                  December 29, 2001 (the "2001 Form 10-K"))

    3.3      --   Certificate of Amendment to Certificate of Incorporation of
                  Doane Pet Care Company - dated February 4, 1998 (incorporated by reference to Exhibit 3.2 to Doane Pet Care Company's Annual
                  Report on Form 10-K for the year ended December 31, 1997 (the
                  "1997 Form 10-K"))

    3.4      --   Certificate of Amendment of Certificate of Incorporation of
                  Doane Pet Care Company dated November 10, 1998 (incorporated by reference to Exhibit 3.4 to the 2001 Form 10-K)

    3.5      --   Certificate of Amendment of Certificate of Designations,
                  Preferences and Rights of 14.25% Senior Exchangeable Preferred
                  Stock due 2007 dated November 11, 1998 (incorporated by reference to Exhibit 3.5 to the 2001 Form 10-K)

    3.6      --   Amended and Restated Bylaws of Doane Pet Care Company
                  (incorporated by reference to Exhibit 3.6 to the 2001 Form
                  10-K)

    4.1      --   Indenture dated November 12, 1998 between Doane Pet Care
                  Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 of Doane Pet Care Enterprises,
                  Inc.'s Registration Statement on Form S-1, Reg. No. 333-61027
                  ("Enterprises' Form S-1"))

    4.2      --   Registration Agreement among Doane Pet Care Company,
                  Donaldson, Lufkin & Jenrette Securities Corporation and Chase
                  Securities Inc. dated November 12, 1998 (incorporated by reference to Exhibit 4.2 to Doane Pet Care Company's
                  Registration Statement on Form S-4, Reg. No. 333-70759 (the
                  "Form S-4"))

   *4.3      --   Indenture dated February 28, 2003 between Doane Pet Care
                  Company and Wilmington Trust Company

   *4.4      --   Registration Rights Agreement dated as of February 28, 2002 between Doane Pet Care Company, DPC Investment Corp.,
                  Doane/Windy Hill Joint Venture L.L.C., Credit Suisse First
                  Boston LLP and J.P. Morgan Securities, Inc.

    9.1      --   Second Amended and Restated Investors' Agreement dated as of
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

  10.14      --   Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 26, 2001 among Doane Pet Care Company, as borrower, The Chase Manhattan Bank, as administrative agent, DLJ Capital Funding, Inc, as syndication agent, and Firstar
                  Bank, N.A., as documentation agent and the banks named therein
                  (incorporated by reference to Exhibit 10.14 to the 2000 Form
                  10-K/A)

  10.15      --   Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 22, 2002 among Doane Pet Care Company, as borrower, JPMorgan Chase Bank, as administrative agent, Wachovia Bank N.A., as co-agent, J.P. Morgan Securities Inc., as lead arranger, Wachovia Bank N.A. and Danske Bank A/S, as co-arrangers, and the banks named therein (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K)

 *10.16      --   Amendment No. 3 to Amended and Restated Credit Agreement dated as of February 10, 2003 among Doane Pet Care Enterprises,
                  Inc., Doane Pet Care Company, as borrower, Doane/Windy Hill
                  Joint Venture L.L.C., DPC Investment Corp., and JPMorgan Chase
                  Bank, as administrative agent, and the lenders party thereto

 *10.17      --   Amendment No. 4 to Amended and Restated Credit Agreement dated as of February 26, 2003 among Doane Pet Care Enterprises,
                  Inc., Doane Pet Care Company, as borrower, Doane/Windy Hill
                  Joint Venture L.L.C., DPC Investment Corp., and JPMorgan Chase
                  Bank, as administrative agent, and the lenders party thereto

  10.18      --   Loan and Warrant Agreement dated as of March 26, 2001 among
                  Doane Pet Care Enterprises, Inc., Doane Pet Care Company and each of the lenders named therein (incorporated by reference to Exhibit 10.15 to the 2000 Form 10-K/A)

  *21.1      --   List of Subsidiaries of Doane Pet Care Company

  *23.1      --   Consent of KPMG LLP

----------

* Filed herewith

+ Management contracts or compensatory plans or arrangements.

         (b)      Reports on Form 8-K from fourth quarter of fiscal 2002.

                  A report on Form 8-K, dated November 11, 2002, was furnished pursuant to Item 9 of Form 8-K in connection with our issuance of a press release announcing our fiscal 2002 third quarter results. We also announced that we provided the SEC with certifications from our Chief Executive Officer and Chief Financial Officer on November 12, 2002 in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         No annual report or proxy material has been sent to our security holder as of the date hereof. We do not expect to furnish our security holder with an annual shareholder's report or proxy soliciting material subsequent to the filing of this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DOANE PET CARE COMPANY

                           By:              /s/ PHILIP K. WOODLIEF
                           -----------------------------------------------------
                                             Philip K. Woodlief
                           Vice President, Finance and Chief Financial Officer

                           By:          /s/  STEPHEN P. HAVALA
                           -----------------------------------------------------
                                               Stephen P. Havala
                           Corporate Controller and Principal Accounting Officer


Date:  February 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                            TITLE                                      DATE
------------------------------------------   -------------------------------------------------------    ---------------------
           /s/ GEORGE B. KELLY               Chairman of the Board and Director                          February 28, 2003
------------------------------------------
             George B. Kelly

          /s/ DOUGLAS J. CAHILL              Chief Executive Officer, President and                      February 28, 2003
------------------------------------------        Director (Principal Executive Officer)
            Douglas J. Cahill

         /s/ PHILIP K. WOODLIEF              Vice President, Finance and Chief Financial Officer         February 28, 2003
------------------------------------------         (Principal Financial Officer)
           Philip K. Woodlief

          /s/ STEPHEN P. HAVALA              Corporate Controller and Principal Accounting Officer       February 28, 2003
------------------------------------------
            Stephen P. Havala

                                             Director                                                    February 28, 2003
------------------------------------------
          Lawrence S. Benjamin

                                             Director                                                    February 28, 2003
------------------------------------------
           Edward H. D'Alelio

        /s/ JERRY W. FINNEY, JR.             Director                                                    February 28, 2003
------------------------------------------
          Jerry W. Finney, Jr.

           /s/ MATHEW J. LORI                Director                                                    February 28, 2003
------------------------------------------
             Mathew J. Lori

           /s/ TERRY R. PEETS                Director                                                    February 28, 2003
------------------------------------------
             Terry R. Peets

         /s/ STEPHEN C. SHERRILL             Director                                                    February 28, 2003
------------------------------------------
           Stephen C. Sherrill

                                             Director                                                    February 28, 2003
------------------------------------------
             Paul E. Suckow

         /s/ JEFFREY C. WALKER               Director                                                    February 28, 2003
------------------------------------------
             Jeffrey C. Walker


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

         I, Douglas Cahill, President and Chief Executive Officer of Doane Pet Care Company, hereby certify that:

1.       I have reviewed this annual report on Form 10-K of Doane Pet Care
         Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: February 28, 2003


                                       /s/ DOUGLAS J. CAHILL
                                       -----------------------------------
                                       Douglas J. Cahill
                                       President and Chief Executive Officer
                                       Doane Pet Care Company

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

         I, Philip K. Woodlief, Vice President, Finance and Chief Financial Officer of Doane Pet Care Company, hereby certify that:

1.       I have reviewed this annual report on Form 10-K of Doane Pet Care
         Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: February 28, 2003


                                       /s/ PHILIP K. WOODLIEF
                                       ---------------------------------
                                       Philip K. Woodlief
                                       Vice President, Finance and Chief
                                       Financial Officer
                                       Doane Pet Care Company

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                              FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report                                                                                   F-2

Consolidated Balance Sheets as of December 29, 2001 and December 28, 2002                                      F-3

Consolidated Statements of Income for the years ended December 30, 2000, December 29, 2001                     F-4
and December 28, 2002

Consolidated Statements of Stockholder's Equity and Comprehensive Income for the years
ended December 30, 2000, December 29, 2001 and December 28, 2002                                               F-5

Consolidated Statements of Cash Flows for the years ended December 30, 2000, December 29, 2001                 F-6
and December 28, 2002

Notes to Consolidated Financial Statements                                                                     F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Doane Pet Care Company

We have audited the accompanying consolidated balance sheets of Doane Pet Care Company and subsidiaries as of December 29, 2001 and December 28, 2002 and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for each of the years in the three-year period ended December 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Doane Pet Care Company and subsidiaries at December 29, 2001 and December 28, 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                                        /s/ KPMG LLP


Nashville, Tennessee
February 14, 2003, except as
to Note 26, which is as of
February 28, 2003

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)


                                                                         DECEMBER 29,         DECEMBER 28,
                                                                             2001                 2002
                                                                         ------------         ------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $      6,032         $      7,596
    Accounts receivable, net                                                  120,760              129,347
    Inventories, net                                                           54,841               63,631
    Deferred tax asset                                                         10,115                5,859
    Prepaid expenses and other current assets                                   5,469                8,143
                                                                         ------------         ------------
      Total current assets                                                    197,217              214,576

Property, plant and equipment, net                                            249,379              260,092
Goodwill and trademarks, net                                                  347,081              363,080
Other assets                                                                   42,868               32,919
                                                                         ------------         ------------
      Total assets                                                       $    836,545         $    870,667
                                                                         ============         ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt                                 $     28,488         $      5,720
    Accounts payable                                                           64,013               93,528
    Accrued liabilities                                                        57,721               56,113
                                                                         ------------         ------------

      Total current liabilities                                               150,222              155,361

Long-term debt, excluding current maturities                                  559,335              548,300
Other long-term liabilities                                                    10,805               23,692
Deferred tax liability                                                         12,585                7,261
                                                                         ------------         ------------
      Total liabilities                                                       732,947              734,614
                                                                         ------------         ------------

Senior Preferred Stock (Redeemable), 3,000,000 shares authorized,
    1,200,000 shares issued and outstanding                                    65,672               77,550
                                                                         ------------         ------------
Commitments and contingencies

Stockholder's equity:
    Common stock, $0.01 par value; 1,000 shares authorized,
      issued and outstanding                                                       --                   --
    Additional paid-in-capital                                                115,655              115,674
    Accumulated other comprehensive income (loss)                              (7,607)               9,558
    Accumulated deficit                                                       (70,122)             (66,729)
                                                                         ------------         ------------
      Total stockholder's equity                                               37,926               58,503
                                                                         ------------         ------------

      Total liabilities and stockholder's equity                         $    836,545         $    870,667
                                                                         ============         ============


          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            YEARS ENDED
                                                          --------------------------------------------------
                                                          DECEMBER 30,       DECEMBER 29,       DECEMBER 28,
                                                              2000               2001               2002
                                                          ------------       ------------       ------------
Net sales                                                 $    875,761       $    895,830       $    887,333
Cost of goods sold                                             687,799            749,092            701,418
                                                          ------------       ------------       ------------
      Gross profit                                             187,962            146,738            185,915
Operating expenses:
    Promotion and distribution                                  52,285             58,993             53,525
    Selling, general and administrative                         50,507             47,193             48,663
    Amortization                                                12,779             13,743              3,552
    Non-recurring expenses                                      28,639              8,655              1,447
                                                          ------------       ------------       ------------
      Income from operations                                    43,752             18,154             78,728
Interest expense, net                                           51,223             57,020             62,395
Other income, net                                               (1,732)              (757)              (724)
                                                          ------------       ------------       ------------
      Income (loss) before income taxes                         (5,739)           (38,109)            17,057
Income tax expense (benefit)                                      (854)           (16,171)             1,786
                                                          ------------       ------------       ------------
      Net income (loss)                                         (4,885)           (21,938)            15,271
Preferred stock dividends and accretion                         (9,240)           (10,467)           (11,878)
                                                          ------------       ------------       ------------
      Net income (loss) available to common shares        $    (14,125)      $    (32,405)      $      3,393
                                                          ============       ============       ============
Basic and diluted net income (loss) per common share      $    (14,125)      $    (32,405)      $      3,393
                                                          ============       ============       ============
Basic and diluted weighted-average common
    shares outstanding                                           1,000              1,000              1,000
                                                          ============       ============       ============


          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND
                              COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                        COMMON STOCK     ADDITIONAL      OTHER
                                       ---------------    PAID-IN     COMPREHENSIVE   ACCUMULATED
                                       SHARES   AMOUNT    CAPITAL     INCOME (LOSS)     DEFICIT         TOTAL
                                       ------   ------   ----------   ------------    ------------    ----------
Balances at January 1, 2000             1,000   $   --   $  106,708   $       (170)   $    (23,592)   $   82,946
Comprehensive loss:
   Net loss                                --       --           --             --          (4,885)       (4,885)
   Foreign currency translation, net       --       --           --          2,260              --         2,260
   Unrealized loss, net of deferred
      tax benefit of $600                  --       --           --           (772)             --          (772)
                                                                                                      ----------
        Total comprehensive loss                                                                          (3,397)
                                                                                                      ----------

Preferred stock dividends                  --       --           --             --          (8,163)       (8,163)
Accretion of preferred stock               --       --           --             --          (1,077)       (1,077)
Parent capital contribution                --       --          572             --              --           572
                                       ------   ------   ----------   ------------    ------------    ----------

Balances at December 30, 2000           1,000   $   --   $  107,280   $      1,318    $    (37,717)   $   70,881
Comprehensive loss:
   Net loss                                --       --           --             --         (21,938)      (21,938)
   Foreign currency translation, net       --       --           --         (7,352)             --        (7,352)
   Unrealized loss, net of deferred
      tax benefit of $1,196                --       --           --         (1,573)             --        (1,573)
                                                                                                      ----------
        Total comprehensive loss                                                                         (30,863)
                                                                                                      ----------
Preferred stock dividends                  --       --           --             --          (9,390)       (9,390)
Accretion of preferred stock               --       --           --             --          (1,077)       (1,077)
Parent capital contribution                --       --        8,375             --              --         8,375
                                       ------   ------   ----------   ------------    ------------    ----------

Balances at December 29, 2001           1,000   $   --   $  115,655   $     (7,607)   $    (70,122)   $   37,926
                                       ------   ------   ----------   ------------    ------------    ----------

Comprehensive income:
   Net income                              --       --           --             --          15,271        15,271
   Foreign currency translation, net       --       --           --         22,792              --        22,792
   Unrealized loss, net of deferred
      tax benefit of $313                  --       --           --            (43)             --           (43)
   Minimum pension liability, net of
     deferred tax benefit of $3,556                                         (5,584)                       (5,584)
                                                                                                      ----------
        Total comprehensive income                                                                        32,436
                                                                                                      ----------

Preferred stock dividends                  --       --           --             --         (10,801)      (10,801)
Accretion of preferred stock               --       --           --             --          (1,077)       (1,077)
Parent capital contribution                --       --           19             --              --            19
                                       ------   ------   ----------   ------------    ------------    ----------

Balances at December 28, 2002           1,000   $   --   $  115,674   $      9,558    $    (66,729)   $   58,503
                                       ======   ======   ==========   ============    ============    ==========



          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                   YEARS ENDED
                                                                               --------------------------------------------------
                                                                               DECEMBER 30,       DECEMBER 29,        DECEMBER 28,
                                                                                   2000               2001               2002
                                                                               ------------       ------------       ------------
Cash flows from operating activities:
   Net income (loss)                                                           $     (4,885)      $    (21,938)      $     15,271
   Items not requiring (providing) cash:
      Depreciation                                                                   23,555             27,687             28,612
      Amortization                                                                   12,779             13,743              3,552
      Deferred  tax expense (benefit)                                                (1,780)           (18,082)             1,258
      Non-cash interest expense                                                       2,368              5,844             15,058
      Equity in joint ventures                                                         (895)              (788)              (705)
      Plant closures and Project Focus                                               15,337              8,866                 --
      Net loss on divestitures                                                           --              4,660                 --
      Other non-cash charges (credits), net                                            (998)               500              2,352
      Changes in current assets and liabilities (excluding
         amounts acquired):
            Accounts receivable                                                     (31,300)              (661)            (2,669)
            Inventories                                                              (4,103)             5,112             (5,587)
            Prepaid expenses and other current assets                                  (960)               154             (1,632)
            Accounts payable                                                         27,626            (44,479)            25,541
            Accrued liabilities                                                       8,644             (4,554)            (2,278)
                                                                               ------------       ------------       ------------

               Net cash provided by (used in) operating activities                   45,388            (23,936)            78,773
                                                                               ------------       ------------       ------------

Cash flows from investing activities:

   Capital expenditures                                                             (35,347)           (17,316)           (24,348)
   Proceeds from sale of assets                                                          --             20,884              1,766
   Acquisition related payments, net of cash received                              (145,764)                --                 --
   Other, net                                                                          (205)            (2,102)            (3,320)
                                                                               ------------       ------------       ------------
               Net cash provided by (used in) investing activities                 (181,316)             1,466            (25,902)
                                                                               ------------       ------------       ------------

Cash flows from financing activities:

   Net borrowings (repayments) under revolving credit agreements                     (2,400)            30,400            (23,000)
   Proceeds from issuance of long-term debt                                         159,007             17,511              9,738
   Principal payments on long-term debt                                             (22,706)           (27,925)           (36,172)
   Payments for debt issuance costs                                                  (2,501)            (2,928)            (2,316)
   Parent capital contribution                                                          572              8,375                 19
                                                                               ------------       ------------       ------------
               Net cash provided by (used in) financing activities                  131,972             25,433            (51,731)

Effect of exchange rate changes on cash and
   cash equivalents                                                                     (80)               (89)               424
                                                                               ------------       ------------       ------------

               Increase (decrease) in cash and cash equivalents                      (4,036)             2,874              1,564
Cash and cash equivalents, beginning of year                                          7,194              3,158              6,032
                                                                               ------------       ------------       ------------

Cash and cash equivalents, end of year                                         $      3,158       $      6,032       $      7,596
                                                                               ============       ============       ============



          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    Doane Pet Care Company ("Company") is a wholly-owned subsidiary of Doane Pet Care Enterprises, Inc. ("Parent"). The Company is a leading global provider of pet food, primarily private label, with 32 combined manufacturing and distribution facilities in the United States and Europe. The Company manufactures pet food products primarily for dogs and cats, including dry, wet, semi-moist, soft dry, soft treats and biscuits, to retailers of all types. The Company also operates a machine shop and a structural steel fabrication plant that sells to third parties and supports the Company's facilities.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's 50% joint venture investments are accounted for under the equity method. Equity from the joint venture investments is recorded in other income, net, in the accompanying consolidated statements of income.

52-53 Week Fiscal Year

    The Company's fiscal year ends on the Saturday nearest to the end of December; and therefore, fiscal 2000, 2001 and 2002 ended on December 30, 2000, December 29, 2001 and December 28, 2002, respectively. Fiscal 2000 through 2002 were each 52-week years.

Reclassifications

    Certain fiscal 2000 and 2001 amounts have been reclassified to conform with fiscal 2002 presentation.

Use of Estimates

    In conformity with accounting principles generally accepted in the United States of America, preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements; and therefore, actual results could ultimately differ from those estimates.

Cash and Cash Equivalents

    Cash and cash equivalents include all liquid investments with original maturities of three months or less.

Accounts Receivable

    Accounts receivable are stated at net realizable value through recording a valuation allowance for outstanding deductions with customers, doubtful accounts and cash discounts. The Company's policy is to estimate its allowance by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. The Company had allowances against accounts receivable of $8.6 million and $5.3 million at December 29, 2001 and December 28, 2002, respectively.

    The Company extends unsecured credit in the form of accounts receivable, principally to retailers and national branded companies throughout the United States and Europe, with credit extended to one customer representing 45% and 49% of accounts receivable, net, at December 29, 2001 and December 28, 2002, respectively.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

Inventories

    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are stated net of a valuation allowance for obsolescence, primarily related to packaging inventories. The Company's policy is to estimate its allowance based on specific identification of obsolete SKUs or probable SKUs to be rationalized. The Company had allowances against inventories of $7.6 million and $4.7 million at December 29, 2001 and December 28, 2002, respectively.

Property, Plant and Equipment

    Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of 20 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment.

Goodwill and Trademarks

    Goodwill has been recorded under the purchase accounting method to represent the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company's only intangible asset with an indefinite useful life other than goodwill is its trademarks. See Note 2 -- "Changes in Accounting Principles" for a discussion of the Company's adoption of Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which became effective for the Company as of the beginning of fiscal 2002.

    Prior to the adoption of SFAS 142, the Company amortized goodwill over 20 and 40 years and trademarks over 30 years using the straight-line method. The recovery of the carrying value of goodwill and trademarks was periodically evaluated for impairment in relation to the operating performance and expected future operating cash flows of the Company on an undiscounted basis. If the carrying value of such assets exceeded the expected undiscounted future operating cash flows, an impairment loss was recognized to the extent the carrying amount of the acquired net assets exceeded the fair value and was calculated using expected discounted future operating cash flows.

Other Assets

    Other assets on the accompanying consolidated balance sheets of the Company consists of (1) debt issuance costs; (2) other intangible assets with estimable useful lives; (3) investments in joint ventures; and (4) other miscellaneous long-term assets. The Company's policy is to amortize into interest expense its debt issuance costs over the life of the related indebtedness. Other intangible assets with estimable useful lives, primarily consisting of plate costs and software, are being amortized generally over three to five years.

Impairment of Long-Lived Assets

    In accordance with FASB's Statement of Financial Accounting Standards
No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets
("SFAS 144"), long-lived assets, including property, plant and equipment and intangible assets with estimable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets with indefinite lives not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Prior to adoption of SFAS 144, the Company accounted for long-lived assets in accordance with FASB's Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See Note 2 -- "Changes in Accounting Principles" for a discussion of the Company's adoption of SFAS 144 effective December 30, 2001.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

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

Revenue Recognition

    The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Promotion and Distribution

    Promotion and distribution expenses are primarily promotions, freight, brokerage fees, and warehousing expenses. Distribution expenses were $31.2 million, $34.7 million and $33.7 million in fiscal 2000, 2001 and 2002, respectively.

Commodity Derivative Instruments

    The Company seeks to manage its commodity price risk associated with market fluctuations by using derivative instruments for portions of its corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. During the term of the contract, the Company balances positions daily with cash payments to or from the exchanges. At the termination of a contract, the Company has the ability to settle financially or by exchange for the physical commodity, in which case, the Company would deliver the contract against the acquisition of the physical commodity. The Company's policy does not permit speculative commodity trading. All changes in the fair value of the Company's commodity derivative instruments are included in cost of goods sold in the accompanying consolidated statements of income.

Interest Rates Swap and Cap Contracts

    The Company periodically uses interest rate swap and cap contracts to limit its exposure to the interest rate risk associated with its domestic floating rate debt. The Company's policy does not permit speculative trading related to its debt. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contracts. In accordance with FASB's Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), the Company's interest rate swap contracts have been designated as cash flow hedges with changes in fair value recognized in accumulated other comprehensive income (loss), net of deferred taxes, in the accompanying consolidated balance sheets until they are realized, at which point, they are recognized in interest expense, net, in the accompanying consolidated statements of income. Amounts received or paid under interest rate swap contracts and interest rate cap contracts are recorded as interest income (expense) in the accompanying consolidated statements of income.

Foreign Currency Derivative Instruments

    The Company seeks to manage its exposure to exchange rate fluctuations on foreign currency transactions by

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
using foreign currency forward contracts to manage its exposure to exchange rate fluctuations. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contracts. In accordance with SFAS 133, changes in fair value of foreign currency forward contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income (loss), net of deferred taxes, in the accompanying consolidated balance sheets until they are realized, at which point, they are recognized in other income, net, in the accompanying consolidated statements of income. All other gains and losses on foreign currency forward contracts are recorded as an increase or reduction in net sales in the accompanying consolidated statements of income as they occur.

Comprehensive Income (Loss)

    Comprehensive income (loss) consists of (1) net income (loss); (2) foreign currency translation, including changes in the fair value of the Company's Euro-denominated debt designated as a hedge of the Company's net investment in Europe; (3) changes in the fair value of interest rate swap contracts and foreign currency derivative instruments designated as hedges; and (4) changes in the minimum pension liability. Comprehensive income (loss) is presented in the accompanying consolidated statements of stockholder's equity and comprehensive income.

Foreign Currency Gains and Losses

    The Company's foreign-owned assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the period end dates in the accompanying consolidated balance sheets. Results of foreign operations have been translated using the average exchange rates during the periods presented in the accompanying consolidated statements of income. The cumulative translation adjustment for the Company's net investment in foreign operations has been recognized in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. Foreign currency transaction gains and losses are recognized in the accompanying consolidated statements of income as they occur.

Net Income (Loss) per Common Share

    Basic net income (loss) per common share is calculated using the weighted-average number of shares of common stock outstanding during the period after adjusting net income (loss) for unpaid preferred stock dividends and the accretion of the preferred stock. Diluted net income (loss) per common share is the same as basic net income (loss) per common share as no common stock equivalents exist.

Recently Issued Accounting Pronouncements

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of an asset retirement obligation, SFAS 143 requires the obligation be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS 143 became effective for the Company as of the beginning of fiscal 2003. The Company is evaluating the impact, if any, that adoption of SFAS 143 will have on its consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"), which amends existing authoritative pronouncements to make various technical corrections, clarify meanings and describe their applicability under changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual or infrequent or they meet the criteria for classification as an extraordinary item. SFAS 145 became effective for the Company as of the beginning of fiscal 2003. In accordance with SFAS 145, the Company will recognize a charge to net income in the first quarter of fiscal 2003 associated with the issuance of its 10 3/4% senior notes in February 2003 that does not meet the criteria for classification as an extraordinary item. See Note 26 - "Subsequent Events."

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when these costs are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 became effective for the Company as of the beginning of fiscal 2003. The Company is evaluating the impact, if any, that adoption of SFAS 146 will have on its consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is evaluating the impact, if any, that adoption of the recognition and measurement provisions of FIN 45 will have on its consolidated financial statements.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS 148"), which amends Statement on Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal 2002 and are included in Note 13 -- "Stock Option Plan of Parent."

(2) CHANGES IN ACCOUNTING PRINCIPLES

    Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. In the first quarter of fiscal 2002, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, including those intangible assets having estimable useful lives that are classified as other assets in the Company's balance sheets which resulted in no impact on its consolidated financial statements. During

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
the second quarter of fiscal 2002, the Company completed the required transitional impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no impairment to the carrying values of these assets existed as of December 29, 2001. In the fourth quarter of fiscal 2002, the Company performed its required annual assessment of impairment and determined no such impairment was evident.

    Results of operations of the Company, as adjusted to give effect to SFAS 142 as if it were adopted on January 2, 2000, follows (in thousands):

                                                                                 YEARS ENDED
                                                                       -------------------------------
                                                                       DECEMBER 30,       DECEMBER 29,
                                                                           2000               2001
                                                                       ------------       ------------
         Net loss, as reported                                         $     (4,885)      $    (21,938)
         Add back:  Amortization, net of income tax benefit                   7,221              7,591
                                                                       ------------       ------------

              Net income (loss), as adjusted                           $      2,336       $    (14,347)
                                                                       ============       ============
         Basic and diluted net loss per common share, as adjusted      $     (6,904)      $    (24,814)
                                                                       ============       ============

    Effective December 30, 2001, the Company adopted FASB's Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 had no material impact on the Company's financial position or results of operations.

(3) ACQUISITION

    On May 10, 2000, the Company acquired A/S Arovit Petfood ("Arovit"), headquartered in Esbjerg, Denmark, for approximately $144.4 million and assumed indebtedness, net of cash, of approximately $11.8 million. Arovit manufactures and sells throughout Europe a full range of pet food products for dogs and cats, including wet, dry and treats, primarily through private label programs. This acquisition was accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. In connection with the purchase of Arovit, the Company recorded $72.7 million of goodwill and trademarks that were amortized over 40 years through December 29, 2001 and $9.4 million of other intangible assets with estimable useful lives that were amortized over 5 to 30 years. Additionally, the Company is depreciating acquired property, plant and equipment of $69.2 million over the remaining useful lives ranging from 5 to 30 years. The Company financed this acquisition through an amendment to its existing senior credit facility, which included Euro 82.0 million ($73.7 million) of new Euro Tranche A loans with the remainder being additional borrowings under Tranche B of the USD term facility. The Euro-denominated debt has been designated as a hedge of the foreign currency exposure inherent in the Company's net investment in Europe. Changes in the fair value of this Euro-denominated debt due to fluctuations in the Euro to U.S. dollar exchange rate have been recognized in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

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

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

    The pro forma financial data above is based on certain assumptions and estimates; and therefore, does not purport to be indicative of the results that would actually have been obtained had the acquisition of Arovit been completed as of such date or indicative of future financial position and results of operations.

(4) DIVESTITURES

    On April 27, 2001, the Company sold its Perham, Minnesota dry dog and cat food facility and related assets, including the Tuffy's brand, for $7.0 million. On May 3, 2001, the Company sold its Deep Run domestic wet pet food business and related assets, other than real estate, for $13.9 million (collectively, the "Divestitures"). The Company recognized a $4.7 million net loss on the sale of these businesses. In addition, the Company recognized $2.0 million of severance costs for the elimination of certain corporate positions following the Divestitures. These charges were recognized in fiscal 2001 non-recurring expenses in the accompanying consolidated statements of income. See Note 16 -- "Non-Recurring and Project Focus Implementation Expenses."

(5) INVENTORIES

    A summary of inventories, net of valuation allowance, follows (in thousands):

                                                                       DECEMBER 29,       DECEMBER 28,
                                                                           2001                2002
                                                                       ------------       ------------
         Raw materials                                                 $     12,312       $     14,957
         Packaging materials                                                 16,139             19,002
         Finished goods                                                      26,390             29,672
                                                                       ------------       ------------
              Total                                                    $     54,841       $     63,631
                                                                       ============       ============

(6) PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment follows (in thousands):

                                                                       DECEMBER 29,       DECEMBER 28,
                                                                           2001              2002
                                                                       ------------       ------------
         Land                                                          $     10,788       $     11,136
         Buildings and improvements                                          84,991             90,444
         Machinery and equipment                                            219,367            243,738
         Construction in progress                                             6,710             14,465
                                                                       ------------       ------------
                                                                            321,856            359,783
         Less: Accumulated depreciation                                     (72,477)           (99,691)
                                                                       ------------       ------------
              Total                                                    $    249,379       $    260,092
                                                                       ============       ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(7) GOODWILL AND TRADEMARKS

    A summary of goodwill and trademarks follows (in thousands):

                                                                       DECEMBER 29,       DECEMBER 28,
                                                                           2001               2002
                                                                       ------------       ------------
         Goodwill                                                      $    323,216       $    339,941
         Trademarks                                                          66,000             67,181
                                                                       ------------       ------------
                                                                            389,216            407,122
         Less: Accumulated amortization                                     (42,135)           (44,042)
                                                                       ------------       ------------
              Total                                                    $    347,081       $    363,080
                                                                       ============       ============

 (8) ACCRUED LIABILITIES

    A summary of accrued liabilities follows (in thousands):

                                                                       DECEMBER 29,       DECEMBER 28,
                                                                           2001              2002
                                                                       ------------       ------------
         Rebates and promotions                                        $     14,326       $     15,356
         Compensation                                                         5,501             11,977
         Derivative instruments                                              13,322              8,433
         Restructuring costs                                                  4,784              2,752
         Divestitures                                                           950                706
         Interest                                                             6,367              5,620
         Healthcare costs and workers' compensation                           4,232              3,650
         Real estate, franchise and income taxes                              3,003              2,561
         Other                                                                5,236              5,058
                                                                       ------------       ------------
              Total                                                    $     57,721       $     56,113
                                                                       ============       ============

(9) LONG-TERM DEBT AND LIQUIDITY

    A summary of long-term debt follows (in thousands):

                                                                       DECEMBER 29,       DECEMBER 28,
                                                                           2001               2002
                                                                       ------------       ------------
         Revolving credit facility                                     $     38,000       $     15,000
         Term loan facilities                                               352,804            340,924
         Sponsor facility                                                    16,777             17,245
         Senior subordinated notes                                          148,071            148,430
         Industrial development revenue bonds                                14,461             14,471
         Debt of foreign subsidiaries                                        17,710             17,950
                                                                       ------------       ------------
                                                                            587,823            554,020
         Less: Current maturities                                           (28,488)            (5,720)
                                                                       ------------       ------------
              Total                                                    $    559,335       $    548,300
                                                                       ============       ============

    Current maturities of long-term debt as of December 28, 2002 have been reclassified to reflect the refinancing in February 2003. See Note 26 -- "Subsequent Events."

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

Bank Loans

    The information disclosed below relates to the Company's Amended Credit Facility, as amended and in effect at December 28, 2002. The Company entered into additional amendments to its Amended Credit Facility on February 28, 2003 concurrently with the issuance of new senior notes. For a discussion of the Company's Amended Credit Facility, as amended in February 2003, see Note 26 -- "Subsequent Events."

    In May 2000, the Company entered into a new senior credit facility with a syndicate of banks and other institutional investors, as lenders, and JPMorgan Chase Bank, as administrative agent, as amended in March 2001 and 2002 (the "Amended Credit Facility"). As of December 28, 2002, the Amended Credit Facility provided for total commitments of a Euro 66.7 million term loan facility (the "Euro Term Loan Facility") and $346.0 million, consisting of a $271.0 million term loan facility (the "USD Term Loan Facility") and a $75.0 million revolving credit facility (the "Revolving Credit Facility") with a $20.0 million sub-limit for issuance of letters of credit of which $2.6 million and $2.5 million was outstanding December 29, 2001 and December 28, 2002, respectively. In March 2001, the commitments under the Revolving Credit Facility were reduced to $60.0 million until certain financial performance tests are achieved. Such tests were not met in fiscal 2001 or 2002. All loans under the Amended Credit Facility bear interest at the higher of the Euro dollar rate plus 4.75%, or the prime rate of the administrative agent plus 3.75%, until maturity in 2006. The Company also pays certain fees with respect to the Amended Credit Facility. The Euro Term Loan Facility bore interest at 6.72% and 7.84%, the USD Term Loan Facility bore interest at 7.81% and 7.12% and the Revolving Credit Facility bore interest at 7.00% and 8.00% at December 29, 2001 and December 28, 2002, respectively. The Euro Term Loan Facility has a final maturity of December 30, 2005. As of December 28, 2002, the principal amounts due under the Euro Term Loan Facility were as follows: (i) approximately Euro 8.7 million in 2003; (ii) approximately Euro 11.0 million in 2004; and (iii) approximately Euro 47.0 million in 2005. The USD Term Loan Facility consists of three tranches with final maturities of March 31, 2005, December 31, 2005 and December 31, 2006, respectively, unless terminated sooner upon an event of default. As of December 28, 2002, the principal amounts due under the USD Term Loan Facility were as follows: (i) approximately $15.0 million in 2003 and 2004; (ii) approximately $162.0 million in 2005; and (iii) approximately $79.0 million in 2006. The Revolving Credit Facility has a final maturity of March 31, 2005. At December 28, 2002, the Company had $15.0 million of outstanding borrowings under its Revolving Credit Facility and $2.5 million letters of credit outstanding, resulting in $42.5 million of availability under its Revolving Credit Facility. The Amended Credit Facility provides for mandatory prepayments of the Company's borrowings upon certain specified events and in certain specified percentages, and the Company may also prepay borrowings under the Amended Credit Facility.

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

    In March 2002, the Company amended its Amended Credit Facility to provide for, among other things: (1) an increase in interest rates to the Eurodollar rate plus 4.75% for all loans and an increase in the commitment fee rate on the Revolving Credit Facility to 1.00%; (2) a grant to the Company's lenders of a lien on its material operating accounts, (3) a limit on the amount of future capital expenditures up to a total of $25.0 million for fiscal 2002 and $7.0 million for the first quarter of 2003; (4) a limit on certain permitted investments; (5) an amendment to its existing financial covenants through March 31, 2003; (6) a new minimum EBITDA covenant; and (7) the issuance of new senior subordinated notes if the net proceeds of such new subordinated notes are used to repay the loans under the senior credit facility. In addition, an Excess Leverage Fee, as defined in the Amended Credit Facility, will accrue if the "senior leverage" ratio exceeds 3.25 to 1.00 as of March 31, 2003, at a rate equal to 2.5% of the sum of the daily average of the aggregate unpaid principal amount of the loans from March 31, 2002 to March 31, 2003. If the Excess Leverage fee is earned, it will generally be payable only from any future asset sales and debt and equity offerings, but in any event not later than March 31, 2005. As of December 28, 2002, the Company had accrued $6.7 million related to the Excess Leverage Fee as it appeared probable at that date that such amounts would be payable.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

    The Amended Credit Facility, as amended in March 2001 and 2002, also waived certain financial covenant requirements for the fiscal years ended December 30, 2000 and December 29, 2001 and reduced the financial covenant requirements through March 31, 2003. Without such waivers, the Company would not have been in compliance with the covenants at December 30, 2000 or December 29, 2001. Any such event of default could permit a majority of the lenders to accelerate outstanding debt under the Amended Credit Facility and permit a majority of the lenders under the Revolving Credit Facility to terminate the Revolving Credit Commitment (without acceleration of such debt). Such acceleration would result in a cross-default under the Company's existing 9-3/4% senior subordinated notes.

    The Company is required to keep a certain percentage of its outstanding debt at a fixed interest rate. In connection with this requirement, the Company may enter into interest rate swap and cap agreements from time to time to seek to manage its interest rate risk exposure under the Amended Credit Facility. At December 28, 2002, the Company had interest rate swap contracts with a total notional amount of $60.0 million for which the Company pays fixed rates and receives floating rate LIBOR and had an interest rate cap contract with a notional amount of $50.0 million for which the Company would receive payments if floating rate LIBOR exceeds the cap rate.

Sponsor Facility

    The sponsor facility ("Sponsor Facility") is a senior unsecured loan bearing interest at 15.0%. Principal and accrued interest under the loan is due on March 31, 2007. The Amended Credit Facility restricts the payment of any interest or principal on the Sponsor Facility until the ratio of the Company's Average Senior Debt to EBITDA, as defined in the Amended Credit Facility, calculated on a pro forma basis giving effect to any such principal or interest payments, is no greater than 2.75 to 1.00 and the Company maintains at least $35.0 million of credit availability (the "Payment Test"). The Sponsor Facility requires that all unpaid interest and principal be paid at the end of each quarter in which the Payment Test is achieved, to the extent allowed by the Amended Credit Facility. The Company did not make any payments in 2001 or 2002. The Company's Parent issued warrants in connection with the Sponsor Facility that gave the warrantholders the right to purchase 30.0% of the outstanding stock of the Company's Parent for a nominal amount. The cash proceeds of $25.0 million were allocated between the warrants and the Sponsor Facility, based on their relative fair values. As a result, $8.4 million was allocated to the warrants and recognized as a capital contribution from the Company's Parent in the accompanying consolidated statement of stockholder's equity and comprehensive income. The Sponsor Facility is being accreted to its $25.0 million face value as a charge to interest expense in the accompanying consolidated statements of income to reflect an effective interest rate over the life of the Sponsor Facility. See Note 26 -- "Subsequent Events" for a discussion of the repayment of the Company's Sponsor Facility in conjunction with the issuance of new senior notes.

Senior Subordinated Notes

    On November 12, 1998, the Company issued $150.0 million in aggregate principal amount of its 9-3/4% Senior Subordinated Notes due May 15, 2007 with interest payable semi-annually. The senior subordinated notes were issued at a discount that is being amortized as interest expense on a straight-line basis over the term of the notes. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all senior indebtedness and senior in right of payment to any current or future indebtedness of the Company that, by its terms, is subordinated to the senior subordinated notes. The payment of obligations of each subsidiary guarantor are subordinated to the payment of senior indebtedness of such subsidiary guarantor.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

    The Company may redeem the senior subordinated notes at any time on or after May 15, 2002, in whole or in part, at the option of the Company, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

           YEARS                                          PERCENTAGE
     -------------------                                  ----------
     2003                                                  103.250%
     2004                                                  101.625%
     2005 and thereafter                                   100.000%

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

Industrial Development Revenue Bonds

    On March 12, 1997, the Company issued $6.0 million of 7.25% Ottawa County Finance Authority Industrial Development Revenue Bonds (the "Miami Bonds"). The Miami Bonds are subject to mandatory redemption, under certain circumstances, prior to maturity at a redemption price of 110% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on June 1 of each year from 2007 through 2017. The Miami Bonds are senior secured obligations of the Company and effectively rank senior to the Company's unsecured debt to the extent of the value of the assets that serve as collateral and otherwise rank on a parity in right of payment with all other senior indebtedness of the Company.

    On July 24, 1998, the Company issued $9.0 million of 6.25% Oklahoma Development Finance Authority Industrial Development Revenue Bonds, Series 1998 (the "Clinton Bonds") through the Oklahoma Development Finance Authority. The Clinton Bonds are subject to mandatory redemption prior to maturity, under certain circumstances, at a redemption price of 105% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on July 15 of each year from 2018 through 2023. The Clinton Bonds are senior secured obligations of the Company and effectively rank senior to the Company's unsecured debt to the extent of the value of the assets that serve as collateral and otherwise rank on a parity in right of payment with all other senior indebtedness of the Company. On July 24, 1998, the Clinton Bonds were purchased by the Company's wholly-owned subsidiary, Doane/Windy Hill Joint Venture Corporation, which sold the bonds on May 6, 1999 at a net price of $8.7 million.

Debt of Foreign Subsidiaries

    Debt of foreign subsidiaries at December 29, 2001 consisted of peseta denominated borrowings for which the HSBC Branch in Spain was the facility agent. At December 29, 2001, the borrowings were comprised of Tranche A of $5.7 million (PTA 1,069 million) outstanding and amortizing semi-annually until maturity in April 2005 and Tranche B of $3.0 million (PTA 554 million) outstanding and payable in full in April 2006. The interest rates were 5.78% on Tranche A and 6.78% on Tranche B at December 29, 2001, and adjust with changes in MIBOR (Madrid Inter-Bank Offer Rate).

    In February 2002, the peseta denominated loan was refinanced. The new loan is with FIH (Finansierings Instituttet for Industri og Handvaerk A/S), a Danish lender, and denominated in Euro. As of December 28, 2002, the outstanding balance was $10.1 million (Euro 9.7 million). The loan amortizes evenly on a quarterly basis until the final maturity in 2008. The interest rate on the loan was 5.37% at December 28, 2002 and is fixed at this rate until the end of the third year, at which point it resets to the then current three year rate plus interest margin. At December 29, 2001, the loan was classified between long term debt and current maturities of long term debt based on the terms of the new loan.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

    Debt of foreign subsidiaries also consists of Danish Krona ("DKK") denominated borrowings from various financial institutions totaling $5.9 million (DKK 49.5 million) and $5.4 million (DKK 37.5 million) at December 29, 2001 and December 28, 2002, respectively. These borrowings are comprised of both fixed and variable rate loans with interest rates ranging from 4.14% to 7.80% and maturity dates ranging from 2003 to 2014.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

    A summary of the estimated fair value of financial instruments, other than current assets and liabilities, follows (in thousands):

                                            DECEMBER 29, 2001             DECEMBER 28, 2002
                                          ------------------------    ------------------------
                                                        ESTIMATED                   ESTIMATED
                                          BOOK VALUE    FAIR VALUE    BOOK VALUE    FAIR VALUE
                                          ----------    ----------    ----------    ----------
         Debt - liability:
              Revolving credit facility   $   38,000    $   38,000    $   15,000    $   15,000
              Term loan facilities           352,804       335,164       340,924       328,138
              Sponsor facility                16,777        15,938        17,245        16,598
              Senior subordinated notes      148,071       121,418       148,430       118,744
              Other                           32,171        32,171        32,421        32,421
                                          ----------    ----------    ----------    ----------
                                          $  587,823    $  542,691    $  554,020    $  510,901
                                          ==========    ==========    ==========    ==========

         Derivative instruments and
            hedges - asset (liability):
                 Commodities              $   (7,513)   $   (7,513)   $   (5,730)   $   (5,730)
                 Interest rate                (4,492)       (4,492)       (2,181)       (2,181)
                 Foreign currency               (705)         (705)         (178)         (178)

    The fair value of debt is, where available, based on the traded market price on the date closest to the Company's year end. The Company considers the Revolving Credit Facility and other long-term debt, as recorded in the accompanying consolidated balance sheets, to approximate fair value. At December 28, 2002, the Company had open commodity contracts with a fair value loss of $5.7 million.

    The Company periodically uses interest rate swap and cap contracts to limit its exposure to the interest rate risk associated with its domestic floating rate debt, which totaled $390.8 million and $355.9 million at December 29, 2001 and December 28, 2002, respectively. At December 29, 2001 and December 28, 2002, $165.0 million and $110.0 million, respectively, of the Company's domestic floating rate debt was hedged by interest rate swap and cap contracts. The Company had a cumulative unrealized loss of $4.5 million and $2.2 million, or $2.8 million and $1.3 million net of deferred tax benefit, at December 29, 2001 and December 28, 2002, respectively. The maturity dates of the Company's open interest rate swap and cap contracts extend through November 2003.

    At December 29, 2001, the Company had a cumulative unrealized gain on foreign currency forward contracts of $0.7 million, or $0.5 million net of deferred tax expense. At December 28, 2002, the Company had an open foreign currency forward contract that matures within the next 12 months with a notional value of $3.1 million and a fair value loss of $0.2 million that has been recognized in the accompanying consolidated statements of income.

(11) SENIOR PREFERRED STOCK (REDEEMABLE)

    The Senior Preferred Stock has an initial liquidation preference of $25 per share (aggregate initial liquidation preference is $30.0 million). The Senior Preferred Stock was recorded at the net proceeds of $17.1 million at October 5, 1995 after deducting $12.9 million paid to the Company for 1,354,478 warrants of Parent, which were issued in conjunction with the Senior Preferred Stock. The excess of the liquidation preference over the carrying

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
value is being accreted quarterly by a direct reduction to retained earnings over a 12 year period that ends December 30, 2007.

    Dividends on the Senior Preferred Stock are payable quarterly at the rate of 14.25% per annum on the most recent quarterly liquidation value of each share. Dividends on the Senior Preferred Stock accrete to the liquidation value of the Senior Preferred Stock. The Company has not paid dividends in cash or additional shares of Senior Preferred Stock since the initial issuance of the Senior Preferred Stock. Cumulative dividends on Senior Preferred Stock that have not been paid at December 29, 2001 and December 28, 2002 are $41.9 million and $52.6 million, respectively, and are included in the carrying amount of the Senior Preferred Stock in the accompanying consolidated balance sheets. As of December 29, 2001 and December 28, 2002, the cumulative accretion to redemption value on the Senior Preferred Stock was $6.7 million and $7.8 million, respectively.

    The Company may, at its option, redeem the Senior Preferred Stock, in whole or in part, at redemption prices per share, together with accrued and unpaid dividends as follows:

                                           PERCENTAGE OF
        YEARS BEGINNING                     LIQUIDATION
         SEPTEMBER 30,                         VALUE
        ---------------                    -------------
             2003                             102.850%
             2004                             101.425%
             2005                             100.000%
             2006                             100.000%

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

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(13) STOCK OPTION PLAN OF PARENT

    Effective November 1, 1996, Parent adopted its 1996 Stock Option Plan, as amended. Certain employees of the Company are covered under this plan. Each stock option granted under this plan allows for the purchase of one share of Parent's Class A common stock. Under the 1996 Stock Option Plan, options covering 640,327 and 594,200 shares were outstanding as of December 29, 2001 and December 28, 2002, respectively.

    On July 14, 1999, Parent adopted the 1999 Stock Incentive Plan. In connection with the adoption of the 1999 Stock Incentive Plan, no new grants could be made under the 1996 Stock Option Plan.

    Effective October 31, 2001, Parent approved the "repricing" of all vested and unvested stock options under the 1996 Stock Option Plan and the 1999 Stock Incentive Plan that had an exercise price exceeding $2.50 per share. All such eligible stock options were given a new exercise price of $2.50 per share and the vesting period was re-started. The repricing involved a surrender of the eligible stock options in exchange for a grant of new stock options covering an equivalent number of shares at the new exercise price. Stock options covering a total of 1,516,300 shares were granted at the $2.50 per share exercise price, and all such grants were made under the 1999 Stock Incentive Plan and are accounted for as variable plan awards. Since the fair value of Parent's Class A common stock was less than $2.50 per share at December 29, 2001, no compensation expense was recorded in fiscal 2001 on the variable plan awards. While the estimated fair value of the Parent's Class A common stock exceeded $2.50 per share at December 28, 2002, the compensation expense in fiscal 2002 was minimal. All of the grants have a time-vesting schedule pursuant to which 50% of an individual's stock options will vest two years after the grant date, 25% will vest after the third year, and the remaining 25% will vest after the fourth year. Under the 1999 Stock Incentive Plan, 4,200,000 shares are authorized for issuance, and as of December 29, 2001 and December 28, 2002, options covering 3,230,300 and 3,209,800 shares, respectively, had been granted and remained outstanding.

    The Company and its Parent have elected to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB Opinion No. 25") to account for fixed stock awards granted to employees; however, if the Company adopted Statement on Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, ("SFAS 123") to account for fixed stock awards granted to employees, the Company's net income (loss) and basic and diluted net income
(loss) per common share for fiscal 2000, 2001 and 2002 would have been reduced as follows (in thousands, except per share amounts):


                                                                   Years ended
                                            -----------------------------------------------------------
                                            December 30, 2000    December 29, 2001    December 28, 2002
                                            -----------------    -----------------    -----------------
Net income (loss) available
  to common shares, as reported                $(14,125)            $(32,405)             $ 3,393
                                               ========             ========              =======
  Less: Total stock-based
    employee compensation expense
    determined based on the fair value
    method for all awards, net of
    income tax benefit                             (759)                 896                 (128)
                                               --------             --------              -------
Pro forma net income (loss)
  available to common shares                   $(14,884)            $(31,509)             $ 3,265
                                               ========             ========              =======
Earnings per share:
  Basic and diluted net income
  (loss) per common share, as
  reported                                     $(14,125)            $(32,405)             $ 3,393

  Basic and diluted net income
    (loss) per common share,
    pro forma                                   (14,884)             (31,509)               3,265


    In fiscal 2001, the pro forma net loss per common share is lower than the net loss per common share primarily due to the reversal of compensation expense associated with unvested stock options cancelled during fiscal 2001. Pro forma information regarding net income (loss) and basic and diluted net income (loss) per common share has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS 123 under the assumptions of a risk free rate of return of 6.03%, 5.02% and 3.60% for fiscal 2000, 2001 and 2002, respectively, and an expected life of options ranging from 5 to 10 years. The Company has no present plans to pay dividends on its common stock. The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income (loss) for future years.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    A summary of the components of accumulated other comprehensive income (loss) follows (in thousands):

                                                                                                       ACCUMULATED
                                               FOREIGN             MINIMUM           UNREALIZED           OTHER
                                               CURRENCY            PENSION              GAIN           COMPREHENSIVE
                                              TRANSLATION         LIABILITY          (LOSS),NET        INCOME (LOSS)
                                              ------------       ------------       ------------       ------------
         Balances at January 1, 2000          $     (1,225)      $         --       $      1,055       $       (170)
             Comprehensive income (loss)             2,260                 --               (772)             1,488
                                              ------------       ------------       ------------       ------------
         Balances at December 30, 2000               1,035                 --                283              1,318
             Comprehensive loss                     (7,352)                --             (1,573)            (8,925)
                                              ------------       ------------       ------------       ------------
         Balances at December 29, 2001              (6,317)                --             (1,290)            (7,607)
             Comprehensive income (loss)            22,792             (5,584)               (43)            17,165
                                              ------------       ------------       ------------       ------------
         Balances at December 28, 2002        $     16,475       $     (5,584)      $     (1,333)      $      9,558
                                              ============       ============       ============       ============

(15) OPERATING LEASES

    The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. A summary of the future annual minimum lease payments under these leases follows (in thousands):

                                                           MINIMUM
         YEARS ENDING                                   ANNUAL PAYMENTS
      -------------------                               ---------------
      2003                                              $    4,072
      2004                                                   3,955
      2005                                                   3,911
      2006                                                   2,966
      2007                                                   1,586
      2008 and thereafter                                    2,550

    Rent expense was $4.9 million, $5.8 million and $6.0 million for fiscal 2000, 2001 and 2002, respectively.

(16) NON-RECURRING AND PROJECT FOCUS IMPLEMENTATION EXPENSES

    In October 2001, the Company initiated a new market and operational strategy ("Project Focus") designed to provide more focused service to its customers by simplifying and distinguishing its product offerings and associated pricing, improving its planning and marketing support services, and reducing the complexity of its operations. The Company has permanently reduced its cost structure by streamlining its available product offerings, optimizing its production facilities and reducing its workforce. In connection with Project Focus, the Company closed one manufacturing facility and had a corporate workforce reduction, which resulted in the termination of 45 employees in the fourth quarter of fiscal 2001. The Company recognized Project Focus related costs of $10.2 million, consisting of $2.0 million of non-recurring restructuring charges and $8.2 million of implementation expenses. The major components of these charges are included in the table below.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

    A summary of non-recurring and other Project Focus implementation expenses follows (in thousands):

                                                                                   YEARS ENDED
                                                                  ------------------------------------------------
                                                                  DECEMBER 30,      DECEMBER 29,      DECEMBER 28,
                                                                      2000              2001              2002
                                                                  ------------      ------------      ------------
         Non-recurring expenses:
              Transaction costs                                   $      6,275      $         --      $      1,447
              Divestitures                                                  --             4,660                --
                                                                  ------------      ------------      ------------
              Restructuring costs:
                 Severance                                               3,541             2,836                --
                 Asset impairments                                      15,337               618                --
                 Plant closure costs                                     3,486               541                --
                                                                  ------------      ------------      ------------
                    Total restructuring costs                           22,364             3,995                --
                                                                  ------------      ------------      ------------
                    Total non-recurring expenses                        28,639             8,655             1,447
                                                                  ============      ============      ============
         Project Focus implementation expenses:
              Allowances for inventories                                    --             6,609                --
              Allowances for accounts receivable                            --             1,639                --
                                                                  ------------      ------------      ------------
                 Total Project Focus implementation expenses                --             8,248                --
                                                                  ------------      ------------      ------------
                 Total non-recurring expenses and Project
                    Focus implementation expenses                 $     28,639      $     16,903      $      1,447
                                                                  ============      ============      ============

Transaction Costs

    Fiscal 2000 transaction costs of $6.3 million included: (1) a loss of $4.6 million on a foreign currency purchase contract associated with the Arovit acquisition; (2) $1.5 million of costs for unconsummated acquisitions; and (3) $0.2 million of miscellaneous transaction costs.

    Fiscal 2002 transaction costs of $1.4 million included a $0.8 million charge related to the write-off of costs for the Company's postponed bond offering and a $0.6 million charge related to the Company's abandoned sale of its European business.

Divestitures

    In fiscal 2001, the Company recorded a $4.7 million net loss related to the Divestitures. See Note 4 -- "Divestitures."

Restructuring Costs

    Fiscal 2000 restructuring costs included: (1) severance costs of $1.5 million for the elimination of positions associated with the closure of certain inefficient manufacturing facilities, $1.6 million for the elimination of corporate positions and $0.4 million for restructuring associated with the Arovit acquisition; (2) asset impairment costs, primarily related to property, plant and equipment, associated with these facility closures; and (3) related plant shutdown expenses. Fiscal 2001 restructuring costs included: (1) severance costs of $2.0 million for the elimination of corporate positions following the Divestitures, $0.8 million for additional corporate headcount reductions in connection with Project Focus and $0.2 million for restructuring at the Company's foreign operations; (2) asset impairment costs, primarily related to property, plant and equipment, associated with the closure of a manufacturing

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
and distribution facility in connection with Project Focus; and (3) related plant shutdown expenses of $0.4 million for this facility closure. These 2001 restructuring costs were offset by adjustments to previously accrued restructuring charges as described below. The Company terminated 330 employees in fiscal 2001 as a result of plant closings and corporate headcount reductions.

    A roll-forward of the Company's accrued restructuring costs for fiscal 2000, 2001 and 2002 follows (In thousands):

         Balance at January 1, 2000                     $     --
                                                        --------

              Fiscal 2000 restructuring costs:
                 Severance                                 3,541
                 Plant closure costs                       3,486
                                                        --------
                     Total restructuring costs             7,027
              Fiscal 2000 cash payments                   (2,422)
                                                        --------
         Balance at December 30, 2000                      4,605
                                                        --------
              Fiscal 2001 restructuring costs:

                 Severance                                 2,836
                 Plant closure costs                         541
                                                        --------

                     Total restructuring costs             3,377
              Fiscal 2001 cash payments                   (3,198)
                                                        --------

         Balance at December 29, 2001                      4,784
              Fiscal 2002 cash payments                   (2,032)
                                                        --------
         Balance at December 28, 2002                   $  2,752
                                                        ========




    The future expected payout of the Company's accrued restructuring costs as of December 28, 2002 follows (in thousands):

                                                        MINIMUM
     FISCAL YEARS ENDING                            ANNUAL PAYMENTS
     -------------------                            ---------------
      2003                                          $         2,496
      2004                                                      256
                                                    ---------------

          Total                                     $         2,752
                                                    ===============

Project Focus Implementation Expenses

    Project Focus implementation expenses in fiscal 2001 consist of valuation allowances against packaging inventories and accounts receivable associated with SKU reduction and customer mix shift. These expenses totaling $8.2 million are in addition to the $2.0 million of non-recurring expenses discussed above and were classified in the accompanying consolidated statements of income as follows: (1) $0.3 million as a reduction in net sales; (2) $6.6 million as cost of goods sold; (3) $0.9 million as promotion and distribution expenses; and (4) $0.4 million as selling, general and administrative expenses.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(17) INCOME TAXES

    A summary of income tax expense (benefit) follows (in thousands):


                                                                                      YEARS ENDED
                                                               ----------------------------------------------------------
                                                               DECEMBER 30,           DECEMBER 29,           DECEMBER 28,
                                                                   2000                   2001                   2002
                                                               ------------           ------------           ------------
         Current:
              Federal                                          $        177           $         --           $       (625)
              State and local                                           171                     --                     --
              Foreign                                                   578                  1,911                  1,153
                                                               ------------           ------------           ------------
                 Total current tax expense                              926                  1,911                    528
                                                               ------------           ------------           ------------

         Deferred:
              Federal                                                   528                (11,130)                 2,603
              State and local                                           (42)                (1,952)                   363
              Foreign                                                (2,266)                (5,000)                (1,708)
                                                               ------------           ------------           ------------
                 Total deferred tax expense (benefit)                (1,780)               (18,082)                 1,258
                                                               ------------           ------------           ------------
                 Total income tax expense (benefit)            $       (854)          $    (16,171)          $      1,786
                                                               ============           ============           ============

    A summary of income (loss) before income taxes and cumulative effect of a change in accounting principle by domestic and foreign source follows (in thousands):

                                                  YEARS ENDED
                           ----------------------------------------------------------
                           DECEMBER 30,           DECEMBER 29,           DECEMBER 28,
                               2000                   2001                   2002
                           ------------           ------------           ------------
         Domestic          $      1,303           $    (20,852)          $     22,404
         Foreign                 (7,042)               (17,257)                (5,347)
                           ------------           ------------           ------------

                           $     (5,739)          $    (38,109)          $     17,057
                           ============           ============           ============

    Income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 35.0% to pre-tax income (loss) as follows (in thousands):

                                                                                         YEARS ENDED
                                                                       --------------------------------------------------
                                                                       DECEMBER 30,       DECEMBER 29,       DECEMBER 28,
                                                                           2000               2001               2002
                                                                       ------------       ------------       ------------
         Computed "expected" federal tax expense (benefit)             $     (2,009)      $    (13,338)      $      5,970
         State and local tax expense                                             84             (1,269)               236
         Foreign tax benefit                                                 (1,752)            (2,776)            (4,462)
         Non-deductible loss on foreign currency forward contract             1,599                 --                 --
         Non-deductible amortization of goodwill                              1,156              1,156                 --
         Meals and entertainment and other                                       68                 56                 42
                                                                       ------------       ------------       ------------
                                                                       $       (854)      $    (16,171)      $      1,786
                                                                       ============       ============       ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

    A summary of the income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities follows (in thousands):

                                                            DECEMBER 29,       DECEMBER 28,
                                                                2001               2002
                                                            ------------       ------------
         Current deferred tax assets:
              Accounts receivable                           $      2,525       $        772
              Inventory                                              761                801
              Accruals and provisions                              6,829              4,286
                                                            ------------       ------------

                 Net current deferred tax asset             $     10,115       $      5,859
                                                            ============       ============
         Noncurrent deferred tax assets (liabilities):

              Net operating loss carryforwards              $     18,378       $     30,392
              Property and equipment                             (13,183)           (19,239)
              Goodwill and other intangible assets               (17,491)           (21,616)
              Accumulated other comprehensive income               1,761              4,405
              Foreign                                             (3,080)            (1,689)
              Other                                                1,030                486
                                                            ------------       ------------
                 Net noncurrent deferred tax liability           (12,585)            (7,261)
                                                            ------------       ------------
                 Total net deferred tax liability           $     (2,470)      $     (1,402)
                                                            ============       ============

    In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the historical taxable income of the Company and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the future benefits of these deductible differences and net operating loss carryforwards at December 28, 2002.

    At December 28, 2002, the Company had federal net operating loss carryforwards of $77.3 million, that are available to offset future taxable income through 2022. The deferred tax assets resulting from the Company's federal and state net operating loss carryforwards total $30.4 million. The Company's foreign subsidiaries had net operating loss carryforwards of $5.8 million, which results in a deferred tax asset of $1.7 million. The Company has a valuation allowance of $0.6 million against its foreign net operating loss carryforwards.

(18) EMPLOYEE BENEFIT PLANS

Pension Plans

    The Company had a defined benefit, non-contributory pension plan covering hourly and salaried employees of the former Hubbard Milling Company, which was frozen on May 28, 1998. As a result, future benefits no longer accumulate and the Company's service cost ceased. The Company's funding policy for this plan was to make the minimum annual contribution required by applicable regulations. In addition, the Company terminated a defined benefit, non-contributory pension plan on May 31, 1998 that previously covered all non-bargaining employees. The Company's only active pension plan covers 46 union employees at one of its facilities.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

         A summary of net periodic pension income for the Company's pension plans follows (in thousands):

                                                            YEARS ENDED
                                           ----------------------------------------------
                                           DECEMBER 30,     DECEMBER 29,     DECEMBER 28,
                                              2000             2001             2002
                                           ------------     ------------     ------------
Service cost                                 $    16          $    19          $    20
Interest cost                                  1,145            1,115            1,104
Expected return on plan assets                (1,728)          (1,670)          (1,494)
Net amortization and deferral                      7                8                9
Recognition of actuarial loss                     --               --              291
                                             -------          -------          -------
     Net periodic pension income             $  (560)         $  (528)         $   (70)
                                             =======          =======          =======

         A summary of assumptions used by the Company in the determination of pension plan information follows:

                                                                             YEARS ENDED
                                                          ------------------------------------------------
                                                          DECEMBER 30,      DECEMBER 29,      DECEMBER 28,
                                                              2000              2001              2002
                                                          ------------      ------------      ------------
Discount rate                                                7.90%             7.60%             6.75%
Rate of increase in compensation levels                       N/A               N/A               N/A
Expected long-term rate of return on plan assets             8.50%             8.50%             8.50%

         A summary of the funded status of the pension plans reconciled with amounts recognized in other assets or other long-term liabilities in the accompanying consolidated balance sheets follows (in thousands):

                                                                                        DECEMBER 29,          DECEMBER 28,
                                                                                            2001                 2002
                                                                                        ------------          ------------
Actuarial present value of benefit obligations:
     Accumulated and projected benefits                                                   $(15,189)            $(16,485)
     Plan assets at fair value                                                              18,301               15,406
                                                                                          --------             --------
        Projected plan assets in excess of  (less than) benefit obligation                   3,112               (1,079)

Items not yet recognized in earnings:
     Unrecognized net loss                                                                   4,797                   --
                                                                                          --------             --------
        Pension asset (liability)                                                         $  7,909             $ (1,079)
                                                                                          ========             ========

         A rollforward of the Company's pension benefit obligation for fiscal 2001 and 2002 follows (in thousands):

                                                              DECEMBER 29,         DECEMBER 28,
                                                                 2001                 2002
                                                              -----------          ------------
Projected benefit obligation, beginning of year                $ 15,043             $ 15,189
     Service cost                                                    19                   20
     Interest cost                                                1,115                1,104
     Benefits paid                                               (1,164)              (1,175)
     Actuarial gain                                                 176                1,347
                                                               --------             --------
Projected benefit obligation, end of year                      $ 15,189             $ 16,485
                                                               ========             ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

         A rollforward of the Company's plan assets at fair value for fiscal 2001 and 2002 follows (in thousands):

                                                           DECEMBER 29,         DECEMBER 28,
                                                              2001                 2002
                                                           ------------         ------------
Plan assets at fair value, beginning of year                $ 20,337             $ 18,301
     Employer contributions                                       48                   48
     Actual loss on plan assets                                 (819)              (1,770)
     Benefits paid                                            (1,265)              (1,173)
                                                            --------             --------
Plan assets at fair value, end of year                      $ 18,301             $ 15,406
                                                            ========             ========

         Under FASB's Statement on Financial Accounting Standards No. 87, Employers' Accounting for Pensions ("SFAS 87"), the Company was required to record a balance sheet adjustment during the 2002 fourth quarter for the minimum pension liability. The non-cash adjustment was a reduction of $9.1 million, or $5.6 million net of deferred tax benefit, in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. Under federal law, the Company was not required to make any cash contributions to the inactive plan in fiscal 2000, 2001 and 2002. The Company's contributions to its active plan in fiscal 2000, 2001 and 2002 were less than $0.1 million each year.

Post-Retirement Plans

         The Company maintained two post-retirement healthcare plans that provided medical coverage for eligible retirees and their dependents that were merged on February 1, 2000. The Company pays benefits under the merged plan when due and does not fund its plan obligations as they accrue.

         The net periodic post-retirement benefit cost included the following components (in thousands):

                                                                             YEAR ENDED
                                                           --------------------------------------------
                                                           DECEMBER 30,    DECEMBER 29,    DECEMBER 28,
                                                              2000            2001            2002
                                                           ------------    ------------    ------------
Service cost                                                  $ 14            $ 15            $ 15
Interest and amortization cost                                 236             259             298
                                                              ----            ----            ----
     Net periodic post-retirement benefit cost                $250            $274            $313
                                                              ====            ====            ====

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

         A summary of the funded status of the post-retirement plans reconciled with amounts recognized in other long-term liabilities in the accompanying consolidated balance sheets follows (in thousands):

                                                             DECEMBER 29,        DECEMBER 28,
                                                                2001                2002
                                                             ------------        ------------
Accumulated post-retirement benefit obligation:
     Retirees and dependents                                   $ 3,353             $ 4,271
     Fully eligible active plan participants                       297                 505
     Other active plan participants                                344                 262
     Unrecognized prior service cost                               333                 292
     Unrecognized net loss                                        (586)             (1,515)
                                                               -------             -------
        Post-retirement benefit liability                      $ 3,741             $ 3,815
                                                               =======             =======

         A rollforward of the accumulated post-retirement benefit obligation for fiscal 2001 and 2002 follows (in thousands):

                                                             DECEMBER 29,        DECEMBER 28,
                                                                2001                 2002
                                                             ------------        ------------
Projected benefit obligation, beginning of year                $ 3,776             $ 3,741
     Service cost                                                   15                  15
     Interest and amortization cost                                259                 298
     Benefits paid                                                (309)               (239)
                                                               -------             -------
Projected benefit obligation, end of year                      $ 3,741             $ 3,815
                                                               =======             =======

         The weighted-average discount rate used in determining the net periodic post-retirement benefit cost was 7.90%, 7.60%, and 6.75% for fiscal 2000, 2001 and 2002, respectively. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.60% and 6.75% as of December 29, 2001 and December 28, 2002, respectively. An increase in the cost of covered healthcare benefits of 8.00% was assumed for 2003 and gradually trended down to 5.50% for 2008 and thereafter. Increasing the assumed medical cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation by $0.4 million and $0.4 million as of December 29, 2001 and December 28, 2002, respectively, and the aggregate of the service cost and interest cost components of net periodic post-retirement benefit cost for fiscal 2000, 2001 and 2002 by $30,000, $32,000 and $34,000, respectively.

Defined Contribution Plans

         As of January 1, 2000, the Company adopted the Doane Pet Care Retirement Savings Plan, which was formed through the merger of two predecessor plans. The merged plan was amended and restated and is intended to be a qualified plan under the Internal Revenue Code. The plan provides coverage for eligible employees and permits employee contributions from 1% to 60% of pre-tax earnings, subject to annual dollar limits set by the IRS. The Company matches 50% of the first 6% of the employee contribution with a provision for other contributions at the board of directors' discretion. Participant vesting for the employer's matching contributions are 25% per year for each full year of service. For fiscal 2000, 2001 and 2002, the Company contributed $1.3 million, $1.2 million and $1.0 million, respectively, to the Doane Pet Care Retirement Savings Plan.

         The Company also has a plan called the Doane Pet Care Savings and Investment Plan -- Union Plan which was adopted on June 1, 1998 and covers eligible union employees at the Joplin, Missouri plant. This plan is intended to be a qualified retirement plan under the Internal Revenue Code. The plan permits employee contributions between 1% and 60% of pre-tax earnings, subject to annual dollar limits set by the IRS, and provides for a variety of

                    DOANE PET CARE COMPANY AND SUBSIDIARIES
investment options. Effective April 1, 2000, the union employees of the Muscatine, Iowa plant became eligible for coverage by the Doane Pet Care Savings and Investment Plan -- Union Plan under the existing terms and conditions. The Company does not contribute to this plan.

(19) DEFERRED COMPENSATION AGREEMENTS AND SALARY CONTINUATION PLAN

         The Company has deferred compensation agreements with two individuals that provide for annual payments upon retirement to be paid over 10 consecutive years. The Company had a liability of $0.7 million and $0.6 million at December 29, 2001 and December 28, 2002, respectively.

         The Company also has a salary continuation plan with 21 participants at December 28, 2002. Participants in the plan who reach age 55 and have 10 years of service with the Company begin vesting in their benefits, which are payable in 10 equal annual installments after retirement. The Company had an expected future liability equal to the present value of future payments under this plan of $1.5 million and $2.2 million at December 29, 2001 and December 28, 2002, respectively. The liabilities associated with the Company's deferred compensation agreements and salary continuation plan are recognized in other long-term liabilities in the accompanying consolidated balance sheets.

(20) SEGMENT DATA

The Company has combined manufacturing and distribution facilities in two distinct geographical markets, the United States ("Domestic") and Europe ("International"); however, its operations in both of these markets have similar manufacturing processes, as well as products and services. Long-lived assets of the Company are attributed to individual countries on the basis of where these assets are domiciled. The Company's net sales are attributed to individual countries on the basis of where its products are manufactured and distributed. A summary of long-lived assets and net sales by geographical segment follows (in thousands):

                                                DECEMBER 29,        DECEMBER 28,
                                                    2001                2002
                                                ------------        ------------
Long-lived assets:
     Domestic                                     $429,700            $428,133

     International:
        Denmark                                    137,166             159,902
        Spain                                       22,030              27,764
        United Kingdom                               7,564               7,373
                                                  --------            --------
           Total international                     166,760             195,039
                                                  --------            --------
           Total long-lived assets                $596,460            $623,172
                                                  ========            ========

                                                               YEARS ENDED
                                            ----------------------------------------------------
                                            DECEMBER 30,        DECEMBER 29,        DECEMBER 28,
                                                2000                2001                2002
                                            ------------        ------------        ------------
Net sales:
     Domestic                                 $739,216            $697,597            $692,237
                                              --------            --------            --------
     International:
        Denmark                                101,246             155,071             151,354
        Spain                                   29,545              28,905              33,676
        United Kingdom                           5,754              14,257              10,066
                                              --------            --------            --------
           Total international                 136,545             198,233             195,096
                                              --------            --------            --------
           Total net sales                    $875,761            $895,830            $887,333
                                              ========            ========            ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

(21) MAJOR CUSTOMER

         For fiscal 2000, 2001 and 2002, the same customer accounted for approximately 40%, 40% and 44%, respectively, of the Company's net sales. The Company does not have a long-term contract with this customer. The loss of this customer would have a material adverse impact on the Company's financial position, results of operations and liquidity.

(22) ADDITIONAL CASH FLOW INFORMATION

         Additional cash flow information for fiscal 2000, 2001 and 2002 follows (in thousands):

                                                                                                  YEARS ENDED
                                                                          ------------------------------------------------------
                                                                          DECEMBER 30,         DECEMBER 29,         DECEMBER 28,
                                                                              2000                 2001                 2002
                                                                          ------------         ------------         ------------
Supplemental disclosures of cash flow information
  Cash paid during the year for:
        Interest paid, net of amounts capitalized                           $ 47,310             $ 50,591             $ 48,226
        Income taxes paid                                                        235                2,184                  236

Schedule of non-cash investing and financing activities:
     Fair value adjustment for interest swap rate agreements                  (2,122)              (4,097)               2,347
     Fair value adjustment for foreign currency derivatives                      749                1,327                  625
     Exchange rate effect on Euro-denominated debt                             3,452               (4,414)             (11,553)

(23) RELATED PARTY TRANSACTIONS

         DLJ Merchant Banking Partners, L.P. and certain other affiliates of Credit Suisse First Boston LLC own shares of common stock of the Company and warrants to purchase common stock of Parent. Credit Suisse First Boston LLC and its affiliates have received certain payments of fees, including fees for various investment banking and commercial banking services provided to the Company and Parent.

         DLJ Merchant Banking Partners, L.P. and certain other affiliates of Credit Suisse First Boston LLC are parties to the investors' agreement. In accordance with the investors' agreement, DLJ Merchant Banking Partners, L.P. has designated one individual to the boards of directors of the Company and Parent.

         The Company previously had a management advisory agreement with Summit Capital Inc. ("SCI") which is a stockholder of the Company and has a member who is a director of the Company. The Company paid SCI an annual fee of $0.2 million for these advisory services provided. The agreement expired on October 5, 2000.

         J.P. Morgan Partners (BHCA), L.P. is an affiliate of JPMorgan Chase Bank and J.P. Morgan Securities Inc. J.P. Morgan Partners (BHCA), L.P. and one of its affiliates own senior preferred stock in the Company and common stock and warrants to purchase common stock of Parent.

         JPMorgan Chase Bank, J.P. Morgan Securities Inc. and their affiliates perform various commercial banking and investment banking services from time to time for the Company and its affiliates.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

Since the beginning of fiscal 2001 through February 1, 2003, JPMorgan Chase Bank, J.P. Morgan Securities Inc. and their affiliates have received a total of $1.0 million for acting in the foregoing capacities, excluding interest and other charges earned generally by all lenders under the senior credit facility.

         J.P. Morgan Partners (BHCA), L.P. is a party to the investors' agreement. In accordance with the investors' agreement, it has designated two individuals to the boards of directors of the Company and Parent.

          See Note 26 -- "Subsequent Events" for a discussion of the Company's related party transactions associated with its issuance of 10-3/4% senior notes on February 28, 2003.

(24) COMMITMENTS AND CONTINGENCIES

         The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

(25) QUARTERLY FINANCIAL DATA (UNAUDITED)

         A summary of quarterly results follows (in thousands, except per share amounts):

                                                         FIRST                SECOND                 THIRD                FOURTH
            Fiscal  2001                                QUARTER               QUARTER               QUARTER               QUARTER
            ------------                               ---------             ---------             ---------             ---------
Net sales                                              $ 250,764             $ 217,262             $ 206,299             $ 221,505
Gross profit                                              31,747                40,552                40,200                34,239
Net income (loss)                                         (8,777)               (6,162)                   16                (7,015)

Basic and diluted net loss per common share              (11,272)               (8,736)               (2,641)               (9,756)

                                                        FIRST               SECOND               THIRD                FOURTH
            Fiscal  2002                               QUARTER             QUARTER              QUARTER               QUARTER
            ------------                               --------            --------            ---------             ---------
Net sales                                              $220,106            $204,298            $ 216,334             $ 246,595
Gross profit                                             50,914              48,766               44,469                41,766
Net income (loss)                                         8,473               5,187                2,760                (1,149)

Basic and diluted net income (loss) per
    common share                                          5,643               2,267                 (255)               (4,262)

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

         In the fourth quarter of fiscal 2001 and 2002, the Company recognized $10.2 million of Project Focus related charges and $0.7 million of non-recurring expenses, respectively. See Note 16 -- "Non-Recurring and Project Focus Implementation Expenses." In the fourth quarter of fiscal 2002, the Company recognized a non-cash adjustment of $9.1 million, or $5.6 million net of deferred tax benefit, in accumulated other comprehensive income (loss) in its accompanying consolidated financial statements for minimum pension liability. See Note 18 -- "Employee Benefit Plans."

(26)  SUBSEQUENT EVENTS

         In February 2003, the Company issued $213.0 million in aggregate principal amount of 10-3/4% senior unsecured notes due March 1, 2010 at a price of 98.8% of par with interest payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2003. The senior unsecured notes are general unsecured obligations and are subordinated in right of payment to all senior secured indebtedness and senior in right of payment to any current or future indebtedness of the Company that, by its terms, is subordinated to the senior unsecured notes. The payments of obligations of each subsidiary guarantor are subordinated to the payment of senior indebtedness of such subsidiary guarantor.

         The proceeds from the 10-3/4% senior notes were used to repay $169.0 of the Company's Amended Credit Facility and $33.7 million was deposited into a defeasance fund to repay any Sponsor Facility notes tendered during the tender period. The Company intends to use these funds to repay the Sponsor Facility in full, although the Company has no right to require the holders of the Sponsor Facility notes to tender their notes prior to maturity. Any notes not tendered prior to the expiration of the tender period will remain outstanding under their original terms, and excess funds in the defeasance fund will be used to make additional repayments on the Amended Credit Facility.

         In conjunction with the issuance of the 10-3/4% senior notes, the Company amended its Amended Credit Facility. The Amended Credit Facility entered into in February 2003, provided for, among other things: (1) the issuance of the 10-3/4% senior notes and repayment of the Sponsor Facility; (2) the repayment of a portion of the term loans and Revolving Credit Facility under the Company's senior credit facility in order of forward maturity; (3) less restrictive covenants on capital expenditures, investments and other activities; (4) the elimination of certain financial covenants and restructuring of other financial covenants; (5) the elimination of the Excess Leverage Fee; (6) the elimination of the fixed rate debt percentage requirement; and (7) the permanent reduction of the Revolving Credit Facility from $75.0 million to $60.0 million.

         As adjusted for the application of the net proceeds of the senior notes, the Company's Amended Credit Facility, as amended on February 28, 2003, provides for total commitments of a Euro 34.8 million ($37.7 million assuming a USD to Euro exchange rate of 1.0825) Euro Term Loan Facility and $201.6 million, consisting of a $141.6 million USD Term Loan Facility and a $60.0 million Revolving Credit Facility, with a $20.0 million sub-limit for issuance of letters of credit. Availability of funds under the Amended Credit Facility is subject to certain customary terms and conditions. After the application of the net proceeds from the sale of the 10-3/4% senior notes, the principal amounts due under the Euro Term Loan Facility are as follows: (i) approximately Euro
34.8 million in 2005; and the principal amounts due under the USD Term Loan Facility are approximately (i) $10.7 million in 2004, (ii) $88.3 million in 2005, and (iii) $42.6 million in 2006.

         In connection with the repayments made by the Company on its Amended Credit Facility concurrent with the issuance of the 10-3/4% senior notes and deposits into the Sponsor Facility defeasance fund as described above, the Company estimates it will incur a pre-tax charge to earnings of $10.8 million. This pre-tax charge includes: (1) a $4.0 million write-off of deferred financing costs, primarily related to the Company's Amended Credit Facility; (2) a charge of $7.6 million for the accretion of the Sponsor Facility to face value; (3) a charge of $5.9 million realized foreign currency translation loss as a result of retiring a portion of the Euro Term Loan Facility with a corresponding credit to accumulated other comprehensive income (loss); and (4) a credit of $6.7 million for the reversal of an Excess Leverage Fee accrual.

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

Annual Maturities of Long-Term Debt

         A summary of the annual maturities of long-term debt as of December 28, 2002, as adjusted to reflect the issuance of the 10-3/4% senior notes, the expected repayment of the Sponsor Facility and the amendments to the Amended Credit Facility that were effected contemporaneously with the issuance of senior notes is as follows (in thousands):

                       YEARS ENDING                  MATURITIES
                   -------------------               ---------
                   2003                               $  5,720
                   2004                                 13,910
                   2005                                136,164
                   2006                                 44,260
                   2007                                150,535
                   2008 and thereafter                 226,405
                                                      --------
                                                      $576,994
                                                      ========

Related Party Transactions

         Credit Suisse First Boston LLC was one of the joint book-running managers in the Company's offering of 10-3/4% senior notes. DLJ Capital Funding, Inc., an affiliate of Credit Suisse First Boston LLC, is the syndication agent and a lender under the senior credit facility and received a portion of the repayment of loans under the senior credit facility from the net proceeds of the sale of the 10-3/4% senior notes. In connection with the sale of the 10-3/4% senior notes, Credit Suisse First Boston LLC and its affiliates received fees of approximately $3.3 million. J.P. Morgan Securities Inc. was also a joint book-running manager in the offering of the 10-3/4% senior notes. Affiliates of J.P. Morgan Securities Inc. are holders of promissory notes under the Sponsor Facility. Assuming these affiliates tender all of their promissory notes by the applicable expiration date and assuming a repayment date of February 28, 2003, these affiliates would receive approximately $16.9 million of the net proceeds from the sale of the 10-3/4% senior notes. JPMorgan Chase Bank serves as the administrative agent and a lender under the senior credit facility and received a portion of the repayment of loans under the senior credit facility from the net proceeds of the sale of 10-3/4% senior notes. JPMorgan Chase Bank received a $0.5 million fee in connection with the amendments to the senior credit facility effected contemporaneously with the sale of the 10-3/4% senior notes. In connection with the sale of the 10-3/4% senior notes, J.P. Morgan Securities Inc. and its affiliates received fees of approximately $1.6 million.

         In addition to the affiliates of J.P. Morgan Securities Inc. that hold promissory notes under the Sponsor Facility, as discussed above, affiliates of other persons known to the Company to beneficially own more than 5% of the common stock of Parent also hold promissory notes under the Sponsor Facility. Assuming these persons tender all of their promissory notes by the applicable expiration date and assuming a repayment date of February 28, 2003, Bruckmann, Rosser, Sherrill & Co., L.P. would receive approximately $7.5 million, Summit Capital Inc. would receive approximately $2.3 million and PNC Capital Corp. would receive approximately $1.2 million of the net proceeds from the sale of the 10-3/4% senior notes. Additionally, certain executive officers of the Company each received $0.1 million, from the repayment of their promissory notes under the Sponsor Facility in connection with the sale of the 10-3/4% senior notes.

(27) FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

         Consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of December 29, 2001 and December 28, 2002, and for each of the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002 is disclosed to comply with the reporting requirements of the guarantor subsidiaries. The guarantor subsidiaries are wholly-owned domestic subsidiaries of the Company who have fully and unconditionally guaranteed the Company's 9-3/4% Senior Subordinated Notes due May 15, 2007. See Note 9 -- "Long-term Debt and Liquidity." Condensed consolidated financial information follows (in thousands, except share and par value amounts):

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                           DECEMBER 29, 2001
                                                                   -----------------------------------------------------------------
                                                                                        NON-          INTERCOMPANY
                                                                   GUARANTOR         GUARANTOR        ELIMINATIONS      CONSOLIDATED
                                                                   ---------         ---------        ------------      ------------
ASSETS

      Current assets:
          Cash and cash equivalents                                $   1,950         $   4,082         $      --         $   6,032
          Accounts receivable, net                                    81,916            38,844                --           120,760
          Inventories, net                                            38,566            16,275                --            54,841
          Deferred tax asset                                          10,115                --                --            10,115
          Prepaid expenses and other current assets                    4,226             1,243                --             5,469
                                                                   ---------         ---------         ---------         ---------
               Total current assets                                  136,773            60,444                --           197,217
      Property, plant and equipment, net                             162,324            87,055                --           249,379
      Goodwill and trademarks, net                                   267,376            79,705                --           347,081
      Other assets                                                   227,654            10,741          (195,527)           42,868
                                                                   ---------         ---------         ---------         ---------
               Total assets                                        $ 794,127         $ 237,945         $(195,527)        $ 836,545
                                                                   =========         =========         =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
          Current maturities of long-term debt                     $  22,708         $   5,780         $      --         $  28,488
          Accounts payable                                            33,088            30,925                --            64,013
          Accrued liabilities                                         44,674            12,857               190            57,721
                                                                   ---------         ---------         ---------         ---------
               Total current liabilities                             100,470            49,562               190           150,222
      Long-term debt, excluding current maturities                   547,405           174,906          (162,976)          559,335
      Other long-term liabilities                                     10,744                61                --            10,805
      Deferred tax liability                                           9,505             3,080                --            12,585
                                                                   ---------         ---------         ---------         ---------
               Total liabilities                                     668,124           227,609          (162,786)          732,947
                                                                   ---------         ---------         ---------         ---------
      Senior Preferred Stock (Redeemable), 3,000,000 shares
          authorized, 1,200,000 shares issued and outstanding         65,672                --                --            65,672
                                                                   ---------         ---------         ---------         ---------

      Commitments and contingencies

      Stockholder's equity:
          Common stock, $0.01 par value; 1,000 shares
               authorized, issued and outstanding                         --                --                --                --
          Additional paid-in-capital                                 115,655            31,181           (31,181)          115,655
          Accumulated other comprehensive loss                        (1,805)           (4,242)           (1,560)           (7,607)
          Accumulated earnings (deficit)                             (53,519)          (16,603)               --           (70,122)
                                                                   ---------         ---------         ---------         ---------
               Total stockholder's equity                             60,331            10,336           (32,741)           37,926
                                                                   ---------         ---------         ---------         ---------
               Total liabilities and stockholder's equity          $ 794,127         $ 237,945         $(195,527)        $ 836,545
                                                                   =========         =========         =========         =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                           DECEMBER 28, 2002
                                                                    --------------------------------------------------------------
                                                                                        NON-         INTERCOMPANY
                                                                    GUARANTOR        GUARANTOR       ELIMINATIONS     CONSOLIDATED
                                                                    ---------        ---------       ------------     ------------
ASSETS

      Current assets:
          Cash and cash equivalents                                 $      57        $   7,539        $      --        $   7,596
          Accounts receivable, net                                     86,190           43,157               --          129,347
          Inventories, net                                             43,068           20,563               --           63,631
          Deferred tax asset                                            5,859               --               --            5,859
          Prepaid expenses and other current assets                     6,853            1,290               --            8,143
                                                                    ---------        ---------        ---------        ---------
               Total current assets                                   142,027           72,549               --          214,576
      Property, plant and equipment, net                              160,757           99,335               --          260,092
      Goodwill and trademarks, net                                    267,376           95,704               --          363,080
      Other assets                                                    230,170           10,709         (207,960)          32,919
                                                                    ---------        ---------        ---------        ---------
               Total assets                                         $ 800,330        $ 278,297        $(207,960)       $ 870,667
                                                                    =========        =========        =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
          Current maturities of long-term debt                      $      --        $   5,720        $      --        $   5,720
          Accounts payable                                             59,218           34,310               --           93,528
          Accrued liabilities                                          44,758           11,355               --           56,113
                                                                    ---------        ---------        ---------        ---------
               Total current liabilities                              103,976           51,385               --          155,361
      Long-term debt, excluding current maturities                    536,069          172,636         (160,405)         548,300
      Other long-term liabilities                                      23,692               --               --           23,692
      Deferred tax liability                                            5,571            1,690               --            7,261
                                                                    ---------        ---------        ---------        ---------
               Total liabilities                                      669,308          225,711         (160,405)         734,614
                                                                    ---------        ---------        ---------        ---------
      Senior Preferred Stock (Redeemable), 3,000,000 shares
          authorized, 1,200,000 shares issued and outstanding          77,550               --               --           77,550
                                                                    ---------        ---------        ---------        ---------

      Commitments and contingencies

      Stockholder's equity:
          Common stock, $0.01 per share; 1,000 shares
               authorized, issued and outstanding                          --               --               --               --
          Additional paid-in-capital                                  115,674           47,690          (47,690)         115,674
          Accumulated other comprehensive income (loss)               (16,868)          26,291              135            9,558
          Accumulated deficit                                         (45,334)         (21,395)              --          (66,729)
                                                                    ---------        ---------        ---------        ---------
               Total stockholder's equity                              53,472           52,586          (47,555)          58,503
                                                                    ---------        ---------        ---------        ---------
               Total liabilities and stockholder's equity           $ 800,330        $ 278,297        $(207,960)       $ 870,667
                                                                    =========        =========        =========        =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                                    YEAR ENDED DECEMBER 30, 2000
                                                        --------------------------------------------------
                                                                              NON-
                                                        GUARANTOR           GUARANTOR         CONSOLIDATED
                                                        ---------           ---------         ------------
Net sales                                               $ 739,216           $ 136,545           $ 875,761
Cost of goods sold                                        579,809             107,990             687,799
                                                        ---------           ---------           ---------
       Gross profit                                       159,407              28,555             187,962
Operating expenses:
    Promotion and distribution                             38,317              13,968              52,285
    Selling, general and administrative                    40,827               9,680              50,507
    Amortization                                           10,822               1,957              12,779
    Non-recurring expenses                                 28,097                 542              28,639
                                                        ---------           ---------           ---------
       Income from operations                              41,344               2,408              43,752
Interest expense, net                                      41,138              10,085              51,223
Other income, net                                          (1,097)               (635)             (1,732)
                                                        ---------           ---------           ---------
       Income (loss) before income taxes                    1,303              (7,042)             (5,739)
Income tax expense (benefit)                                  834              (1,688)               (854)
                                                        ---------           ---------           ---------
       Net income (loss)                                      469              (5,354)             (4,885)
Preferred stock dividends and accretion                    (9,240)                 --              (9,240)
                                                        ---------           ---------           ---------
       Net loss available to common shares              $  (8,771)          $  (5,354)          $ (14,125)
                                                        =========           =========           =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                                   YEAR ENDED DECEMBER 29, 2001
                                                        --------------------------------------------------
                                                                              NON-
                                                        GUARANTOR           GUARANTOR         CONSOLIDATED
                                                        ---------           ---------         ------------
Net sales                                               $ 697,597           $ 198,233           $ 895,830
Cost of goods sold                                        592,525             156,567             749,092
                                                        ---------           ---------           ---------
       Gross profit                                       105,072              41,666             146,738
Operating expenses:
    Promotion and distribution                             37,642              21,351              58,993
    Selling, general and administrative                    33,821              13,372              47,193
    Amortization                                           11,038               2,705              13,743
    Non-recurring expenses                                  8,440                 215               8,655
                                                        ---------           ---------           ---------
       Income from operations                              14,131               4,023              18,154
Interest expense, net                                      37,237              19,783              57,020
Other (income) expense, net                                (2,254)              1,497                (757)
                                                        ---------           ---------           ---------
       Loss before income taxes                           (20,852)            (17,257)            (38,109)
Income tax benefit                                        (13,082)             (3,089)            (16,171)
                                                        ---------           ---------           ---------
       Net loss                                            (7,770)            (14,168)            (21,938)
Preferred stock dividends and accretion                   (10,467)                 --             (10,467)
                                                        ---------           ---------           ---------
       Net loss available to common shares              $ (18,237)          $ (14,168)          $ (32,405)
                                                        =========           =========           =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                                            YEAR ENDED DECEMBER 28, 2002
                                                                 --------------------------------------------------
                                                                                       NON-
                                                                 GUARANTOR           GUARANTOR         CONSOLIDATED
                                                                 ---------           ---------         ------------
Net sales                                                        $ 692,237           $ 195,096           $ 887,333
Cost of goods sold                                                 556,967             144,451             701,418
                                                                 ---------           ---------           ---------
       Gross profit                                                135,270              50,645             185,915
Operating expenses:
    Promotion and distribution                                      32,573              20,952              53,525
    Selling, general and administrative                             34,560              14,103              48,663
    Amortization                                                     2,872                 680               3,552
    Non-recurring expenses                                           1,447                  --               1,447
                                                                 ---------           ---------           ---------
       Income from operations                                       63,818              14,910              78,728
Interest expense, net                                               42,558              19,837              62,395
Other (income) expense, net                                         (1,144)                420                (724)
                                                                 ---------           ---------           ---------
       Income before income taxes                                   22,404              (5,347)             17,057
Income tax expense (benefit)                                         2,341                (555)              1,786
                                                                 ---------           ---------           ---------
       Net income (loss)                                            20,063              (4,792)             15,271
Preferred stock dividends and accretion                            (11,878)                 --             (11,878)
                                                                 ---------           ---------           ---------
       Net income (loss) available to common shares              $   8,185           $  (4,792)          $   3,393
                                                                 =========           =========           =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 30, 2000
                                                                             --------------------------------------------------
                                                                                                   NON-
                                                                             GUARANTOR           GUARANTOR         CONSOLIDATED
                                                                             ---------           --------          ------------
Cash flows from operating activities:
    Net income (loss)                                                        $     469           $ (5,354)          $  (4,885)
    Items not requiring (providing) cash:
       Depreciation and amortization                                            27,814              8,520              36,334
       Deferred tax expense (benefit)                                              486             (2,266)             (1,780)
       Other non-cash charges, net                                              15,806                  6              15,812
       Changes in current assets and liabilities (excluding
          amounts acquired)                                                    (13,570)            13,477                 (93)
                                                                             ---------           --------           ---------
            Net cash provided by operating activities                           31,005             14,383              45,388
                                                                             ---------           --------           ---------

Cash flows from investing activities:
    Capital expenditures                                                       (22,528)           (12,819)            (35,347)
    Acquisition related payments, net of cash received                        (147,751)             1,987            (145,764)
    Other, net                                                                    (340)               135                (205)
                                                                             ---------           --------           ---------

            Net cash used in investing activities                             (170,619)           (10,697)           (181,316)
                                                                             ---------           --------           ---------
Cash flows from financing activities:
    Net repayments under revolving credit agreements                            (2,400)                --              (2,400)
    Proceeds from issuance of long-term debt                                   153,730              5,277             159,007
    Principal payments on long-term debt                                       (14,305)            (8,401)            (22,706)
    Payments for debt issuance costs                                            (2,501)                --              (2,501)
    Parent capital contribution                                                    572                 --                 572
                                                                             ---------           --------           ---------

            Net cash provided by (used in) financing activities                135,096             (3,124)            131,972
                                                                             ---------           --------           ---------
Effect of exchange rate changes on cash and cash equivalents                      (459)               379                 (80)
                                                                             ---------           --------           ---------

            Increase (decrease) in cash and cash equivalents                    (4,977)               941              (4,036)
Cash and cash equivalents, beginning of year                                     5,019              2,175               7,194
                                                                             ---------           --------           ---------

Cash and cash equivalents, end of year                                       $      42           $  3,116           $   3,158
                                                                             =========           ========           =========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 29, 2001
                                                                             ------------------------------------------------
                                                                                                 NON-
                                                                             GUARANTOR         GUARANTOR         CONSOLIDATED
                                                                             --------          ---------         ------------
Cash flows from operating activities:
    Net loss                                                                 $ (7,770)          $(14,168)          $(21,938)
    Items not requiring (providing) cash:
       Depreciation and amortization                                           28,817             12,613             41,430
       Deferred tax benefit                                                   (12,842)            (5,240)           (18,082)
       Other non-cash charges, net                                             17,478              1,604             19,082
       Changes in current assets and liabilities                              (62,846)            18,418            (44,428)
                                                                             --------           --------           --------
            Net cash provided by (used in) operating activities               (37,163)            13,227            (23,936)
                                                                             --------           --------           --------

Cash flows from investing activities:
    Capital expenditures                                                      (10,383)            (6,933)           (17,316)
    Proceeds from sale of assets, net of cash received                         20,884                 --             20,884
    Other, net                                                                 (4,143)             2,041             (2,102)
                                                                             --------           --------           --------

            Net cash provided by (used in) investing activities                 6,358             (4,892)             1,466
                                                                             --------           --------           --------
Cash flows from financing activities:
    Net borrowings under revolving credit agreements                           30,400                 --             30,400
    Proceeds from issuance of long-term debt                                   16,666                845             17,511
    Principal payments on long-term debt                                      (18,910)            (9,015)           (27,925)
    Payments for debt issuance costs                                           (2,928)                --             (2,928)
    Parent capital contribution                                                 8,375                 --              8,375
                                                                             --------           --------           --------
            Net cash provided by (used in) financing activities                33,603             (8,170)            25,433
                                                                             --------           --------           --------
Effect of exchange rate changes on cash and cash equivalents                     (890)               801                (89)
                                                                             --------           --------           --------

            Increase in cash and cash equivalents                               1,908                966              2,874
Cash and cash equivalents, beginning of year                                       42              3,116              3,158
                                                                             --------           --------           --------

Cash and cash equivalents, end of year                                       $  1,950           $  4,082           $  6,032
                                                                             ========           ========           ========

                    DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 28, 2002
                                                                          ------------------------------------------------
                                                                                              NON-
                                                                          GUARANTOR         GUARANTOR         CONSOLIDATED
                                                                          ---------         ---------         ------------
Cash flows from operating activities:
    Net income (loss)                                                     $ 20,063           $ (4,792)          $ 15,271
    Items not requiring (providing) cash:
       Depreciation and amortization                                        20,202             11,962             32,164
       Deferred tax expense (benefit)                                        2,966             (1,708)             1,258
       Other non-cash charges, net                                          16,740                (35)            16,705
       Changes in current assets and liabilities                            (1,089)            14,464             13,375
                                                                          --------           --------           --------
            Net cash provided by operating activities                       58,882             19,891             78,773
                                                                          --------           --------           --------

Cash flows from investing activities:
    Capital expenditures                                                   (14,858)            (9,490)           (24,348)
    Proceeds from sale of assets                                               314              1,452              1,766
    Other, net                                                               2,502             (5,822)            (3,320)
                                                                          --------           --------           --------

            Net cash used in investing activities                          (12,042)           (13,860)           (25,902)
                                                                          --------           --------           --------
Cash flows from financing activities:
    Net repayments under revolving credit agreements                       (23,000)                --            (23,000)
    Proceeds from issuance of long-term debt                                    --              9,738              9,738
    Principal payments on long-term debt                                   (23,436)           (12,736)           (36,172)
    Payments for debt issuance costs                                        (2,316)                --             (2,316)
    Parent capital contribution                                                 19                 --                 19
                                                                          --------           --------           --------

            Net cash used in financing activities                          (48,733)            (2,998)           (51,731)
                                                                          --------           --------           --------
Effect of exchange rate changes on cash and cash equivalents                    --                424                424
                                                                          --------           --------           --------

            Increase (decrease) in cash and cash equivalents                (1,893)             3,457              1,564
Cash and cash equivalents, beginning of year                                 1,950              4,082              6,032
                                                                          --------           --------           --------

Cash and cash equivalents, end of year                                    $     57           $  7,539           $  7,596
                                                                          ========           ========           ========

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                       DESCRIPTION
-------                                       -----------
    3.1    --     Certificate of Incorporation of Doane Pet Care Company (incorporated by reference to Exhibit 3.1 to Doane Pet Care Company's Registration
                  Statement on Form S-1, Reg. No. 33-98110 (the "Form S-1"))

    3.2    --     Certificate of Designations, Preferences and Rights of $14.25% Senior
                  Exchangeable Preferred Stock due 2007, dated October 4, 1995
                  (incorporated by reference to Exhibit 3.2 to Doane Pet Care Company's
                  Annual Report on Form 10-K for the year ended December 29, 2001 (the
                  "2001 Form 10-K"))

    3.3    --     Certificate of Amendment to Certificate of Incorporation of Doane Pet
                  Care Company dated February 4, 1998 (incorporated by reference to
                  Exhibit 3.2 to Doane Pet Care Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997 (the "1997 Form 10-K"))

    3.4    --     Certificate of Amendment of Certificate of Incorporation of Doane Pet
                  Care Company dated November 10, 1998 (incorporated by reference to
                  Exhibit 3.4 to the 2001 Form 10-K)

    3.5    --     Certificate of Amendment of Certificate of Designations, Preferences and
                  Rights of 14.25% Senior Exchangeable Preferred Stock due 2007 dated
                  November 11, 1998 (incorporated by reference to Exhibit 3.6 to the 2001
                  Form 10-K)

    3.6    --     Amended and Restated Bylaws of Doane Pet Care Company (incorporated by reference to Exhibit 3.5 to the 2001 Form 10-K)

    4.1    --     Indenture dated November 12, 1998 between Doane Pet Care Company and
                  Wilmington Trust Company (incorporated by reference to Exhibit 10.12 of
                  Doane Pet Care Enterprises, Inc.'s Registration Statement on Form S-1,
                  Reg. No. 333-61027 ("Enterprises' Form S-1"))

    4.2    --     Registration Agreement among Doane Pet Care Company, Donaldson, Lufkin &
                  Jenrette Securities Corporation and Chase Securities Inc. dated November
                  12, 1998 (incorporated by reference to Exhibit 4.2 to Doane Pet Care
                  Company's Registration Statement on Form S-4, Reg. No. 333-70759 (the
                  "Form S-4"))

   *4.3    --     Indenture dated February 28, 2003 between Doane Pet Care Company and
                  Wilmington Trust Company

   *4.4    --     Registration Rights Agreement dated as of February 28, 2002 between
                  Doane Pet Care Company, DPC Investment Corp., Doane/Windy Hill Joint
                  Venture L.L.C., Credit Suisse First Boston LLP and J.P. Morgan
                  Securities, Inc.

    9.1    --     Second Amended and Restated Investors' Agreement dated as of March 26,
                  2001 among Doane Pet Care Company, Doane Pet Care Enterprises, Inc.,
                  Summit Capital Inc., Summit/DPC Partners Inc., J. P. Morgan Partners
                  (BHCA), L.P., Baseball Partners, DLJ Merchant Banking Partners, L.P.,
                  DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ
                  Merchant Banking Funding, Inc., DLJ First ESC, L.P., Bruckmann, Rosser,
                  Sherrill & Co., L.P., PNC Capital Corp., and certain other persons name therein (incorporated by reference to Exhibit 9.1 to Doane Pet Care
                  Company's Annual Report on Form 10-K/A for the year ended December 30,
                  2000 (the "2000 Form 10-K/A"))

  +10.1    --     Employment Agreement dated January 1, 1998, between Doane Pet Care
                  Company and Douglas J. Cahill (incorporated by reference to Exhibit 10.3 to the 1997 Form 10-K)

  +10.2    --     Employment Agreement dated February 15, 1999, between Doane Pet Care
                  Company and Philip K. Woodlief (incorporated by reference to Exhibit
                  10.14 to Enterprises' Form S-1)

EXHIBIT
 NUMBER                                       DESCRIPTION
-------                                       -----------
  +10.3    --     First Amendment to Employment Agreement dated as of January 1, 2001, between Doane Pet Care Company and Philip K. Woodlief (incorporated by reference to Exhibit 10.4 to the 2000 Form 10-K/A)

  +10.4    --     Employment Agreement dated January 1, 1998, between Doane Pet Care
                  Company and David L. Horton (incorporated by reference to Exhibit 10.6 to the Form S-4)

  +10.5    --     First Amendment to Employment Agreement dated as of January 1, 2001, between Doane Pet Care Company and David L. Horton (incorporated by reference to Exhibit 10.6 to the 2000 Form 10-K/A)

  +10.6    --     Employment Agreement dated August 17, 1998 between Doane Pet Care
                  Company and Joseph J. Meyers (incorporated by reference to Exhibit 10.7 to the 2000 Form 10-K/A)

  +10.7    --     First Amendment to Employment Agreement dated as of January 1, 2001, between Doane Pet Care Company and Joseph J. Meyers (incorporated by reference to Exhibit 10.8 to the 2000 from 10-K/A)

  +10.8    --     Employment Agreement dated January 1, 1998 between Doane Pet Care
                  Company and Terry W. Bechtel (incorporated by reference to Exhibit 10.5 to the 1997 Form 10-K)

  +10.9    --     Doane Pet Care Enterprises Inc.'s, 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Doane Pet Care Company's Annual Report
                  on Form 10-K for the year ended December 31, 1996)

 +10.10    --     First Amendment to Doane Pet Care Enterprises, Inc.'s 1996 Stock Option
                  Plan (incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K)

 +10.11    --     Second Amendment to Doane Pet Care Enterprises, Inc.'s, 1996 Stock
                  Option Plan (incorporated by reference to Exhibit 10.9 to the 1997 Form
                  10-K)

 +10.12    --     Doane Pet Care Enterprises, Inc.'s 1999 Stock Incentive Plan
                  (incorporated by reference to Exhibit 10.10 to Doane Pet Care Company's
                  Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

  10.13    --     Amended and Restated Credit Agreement dated as of May 8, 2000 among
                  Doane Pet Care Company, as borrower, The Chase Manhattan Bank, as administrative agent, DLJ Capital Funding, Inc, as syndication agent, and Firstar Bank, N.A., as documentation agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to Doane Pet Care
                  Company's Quarterly Report on Form 10-Q for the quarterly period ended
                  July 1, 2000)

  10.14    --     Amendment No. 1 to Amended and Restated Credit Agreement dated as of
                  March 26, 2001 among Doane Pet Care Company, as borrower, The Chase
                  Manhattan Bank, as administrative agent, DLJ Capital Funding, Inc, as syndication agent, and Firstar Bank, N.A., as documentation agent and the banks named therein (incorporated by reference to Exhibit 10.14 to the 2000 Form 10-K/A)

  10.15    --     Amendment No. 2 to Amended and Restated Credit Agreement dated as of
                  March 22, 2002 among Doane Pet Care Company, as borrower, JPMorgan Chase
                  Bank, as administrative agent, Wachovia Bank N.A., as co-agent, J.P.
                  Morgan Securities Inc., as lead arranger, Wachovia Bank N.A. and Danske
                  Bank A/S, as co-arrangers, and the banks named therein (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K)

EXHIBIT
 NUMBER                                       DESCRIPTION
-------                                       -----------
 *10.16     --    Amendment No. 3 to Amended and Restated Credit Agreement dated as of
                  February 10, 2003 among Doane Pet Care Enterprises, Inc., Doane Pet Care
                  Company, as borrower, Doane/Windy Hill Joint Venture L.L.C., DPC
                  Investment Corp., and JPMorgan Chase Bank, as administrative agent, and lenders party thereto

 *10.17     --    Amendment No. 4 to Amended and Restated Credit Agreement dated as of
                  February 26, 2003 among Doane Pet Care Enterprises, Inc., Doane Pet Care
                  Company, as borrower, Doane/Windy Hill Joint Venture L.L.C., DPC
                  Investment Corp., and JPMorgan Chase Bank, as administrative agent, and lenders party thereto

  10.18     --    Loan and Warrant Agreement dated as of March 26, 2001 among Doane Pet
                  Care Enterprises, Inc., Doane Pet Care Company and each of the lenders named therein (incorporated by reference to Exhibit 10.15 to the 2000
                  Form 10-K/A)

  *21.1     --    List of Subsidiaries of Doane Pet Care Company

  *23.1     --    Consent of KPMG LLP

---------------

* Filed herewith

+ Management contracts or compensatory plans or arrangements.