Form 10-Q
period 2003-03-29
DOANE PET CARE CO
filed 2003-05-08
CIK 1002211

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

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

         As of May 1, 2003, the registrant had outstanding 1,000 shares of common stock, all of which were held by its parent, Doane Pet Care Enterprises, Inc.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of March 29, 2003
         and December 28, 2002...............................................................................    1

         Unaudited Condensed Consolidated Statements of Operations for the three
         months ended March 29, 2003 and March 30, 2002......................................................    2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and
         Comprehensive Income as of and for the three months ended March 29, 2003............................    3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         three months ended March 29, 2003 and March 30, 2002................................................    4

         Notes to Unaudited Condensed Consolidated Financial Statements......................................    5

         Independent Accountants' Review Report..............................................................   15

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................   16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................   25

Item 4.  Controls and Procedures.............................................................................   26

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................   28

Item 6.  Exhibits and Reports on Form 8-K....................................................................   28

Signatures...................................................................................................   32

Certification of Principal Executive Officer.................................................................   33

Certification of Principal Financial Officer.................................................................   34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                              MARCH 29,      DECEMBER 28,
                                                                                2003             2002
                                                                             ----------      ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                  $    6,803      $     7,596
  Accounts receivable, net                                                      133,255          129,347
  Inventories, net                                                               65,614           63,631
  Deferred tax assets                                                             5,072            5,859
  Prepaid expenses and other current assets                                       8,989            8,143
                                                                             ----------      -----------
      Total current assets                                                      219,733          214,576

Property, plant and equipment, net                                              260,474          260,092
Goodwill and trademarks, net                                                    366,796          363,080
Other assets                                                                     35,984           32,919
                                                                             ----------      -----------
      Total assets                                                           $  882,987      $   870,667
                                                                             ==========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt                                       $    4,502      $     5,720
  Accounts payable                                                               91,770           93,528
  Accrued liabilities                                                            60,215           56,113
                                                                             ----------      -----------
      Total current liabilities                                                 156,487          155,361

Long-term debt, excluding current maturities                                    570,635          548,300
Other long-term liabilities                                                       9,374           23,692
Deferred tax liabilities                                                          6,635            7,261
                                                                             ----------      -----------
      Total liabilities                                                         743,131          734,614
                                                                             ----------      -----------

Senior Preferred Stock (Redeemable), 3,000,000 shares authorized,
  1,200,000 shares issued and outstanding                                        80,765           77,550
                                                                             ----------      -----------

Commitments and contingencies

Stockholder's equity:
  Common stock, $0.01 par value; 1,000 shares authorized,
      issued and outstanding                                                          -                -
  Additional paid-in-capital                                                    115,674          115,674
  Accumulated other comprehensive income                                         21,235            9,558
  Accumulated deficit                                                           (77,818)         (66,729)
                                                                             ----------      -----------
      Total stockholder's equity                                                 59,091           58,503
                                                                             ----------      -----------
      Total liabilities and stockholder's equity                             $  882,987      $   870,667
                                                                             ==========      ===========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 THREE MONTHS ENDED
                                                                              -------------------------
                                                                               MARCH 29,      MARCH 30,
                                                                                 2003           2002
                                                                              -----------    ----------
Net sales                                                                     $   259,949    $  220,106
Cost of goods sold                                                                214,589       169,192
                                                                              -----------    ----------
     Gross profit                                                                  45,360        50,914

Operating expenses:
   Promotion and distribution                                                      14,410        13,319
   Selling, general and administrative                                             12,108        11,074
   Amortization                                                                     1,154         1,098
                                                                              -----------    ----------
     Income from operations                                                        17,688        25,423

Interest expense, net                                                              14,015        13,307
Loss from debt extinguishment                                                      11,113             -
Other income, net                                                                    (171)         (168)
                                                                              -----------    ----------
     Income (loss) before income taxes                                             (7,269)       12,284
Income tax expense                                                                    605         3,811
                                                                              -----------    ----------
     Net income (loss)                                                             (7,874)        8,473

Preferred stock dividends and accretion                                            (3,215)       (2,830)
                                                                              -----------    ----------
     Net income (loss) available to common shares                             $   (11,089)   $    5,643
                                                                              ===========    ==========
     Basic and diluted net income (loss) per common share                     $   (11,089)   $    5,643
                                                                              ===========    ==========
Basic and diluted weighted-average common shares outstanding                        1,000         1,000
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

                                                                             ACCUMULATED
                                               COMMON STOCK    ADDITIONAL       OTHER
                                             ---------------    PAID-IN     COMPREHENSIVE   ACCUMULATED
                                             SHARES   AMOUNT    CAPITAL     INCOME (LOSS)    DEFICIT       TOTAL
                                             ------   ------   ----------   -------------   -----------   ----------
Balances at December 28, 2002                 1,000   $    -   $  115,674     $    9,558    $  (66,729)   $   58,503

  Comprehensive income:
    Net loss                                      -        -            -              -        (7,874)       (7,874)
    Foreign currency translation                  -        -            -         11,384             -        11,384
    Unrealized gain on interest rate
      swap, net of deferred tax expense
      of $187                                     -        -            -            293             -           293
                                                                                                          ----------
           Total comprehensive income                                                                          3,803
                                                                                                          ----------
  Preferred stock dividends                       -        -            -              -        (2,945)       (2,945)
  Accretion of preferred stock                    -        -            -              -          (270)         (270)
                                             ------   ------   ----------     ----------    ----------    ----------
Balances at March 29, 2003                    1,000   $    -   $  115,674     $   21,235    $  (77,818)   $   59,091
                                             ======   ======   ==========     ==========    ==========    ==========


    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                ----------------------------
                                                                  MARCH 29,       MARCH 30,
                                                                    2003            2002
                                                                -----------     ------------
Cash flows from operating activities:
  Net income (loss)                                             $    (7,874)    $      8,473
  Items not requiring (providing) cash:
    Depreciation                                                      7,121            6,328
    Amortization                                                      1,402            1,346
    Deferred income tax expense (benefit)                               (91)           3,709
    Non-cash interest expense                                         1,984            1,892
    Equity in joint ventures                                           (107)            (177)
    Loss from debt extinguishment                                    11,113                -
    Changes in current assets and liabilities                       (13,403)          16,920
                                                                -----------     ------------
        Net cash provided by operating activities                       145           38,491
                                                                -----------     ------------

Cash flows from investing activities:
  Capital expenditures                                               (4,299)          (2,128)
  Proceeds from sale of assets                                           52              392
  Other, net                                                           (895)            (485)
                                                                -----------     ------------
        Net cash used in investing activities                        (5,142)          (2,221)
                                                                -----------     ------------

Cash flows from financing activities:
  Net repayments under revolving credit agreements                   (8,700)         (29,000)
  Proceeds from issuance of long-term debt                          210,444            9,738
  Principal payments on long-term debt                             (189,902)         (14,940)
  Payments for debt issuance costs                                   (7,771)          (2,034)
                                                                -----------     ------------
        Net cash provided by (used in) financing activities           4,071          (36,236)

Effect of exchange rate changes on cash and cash equivalents            133              (29)
                                                                -----------     ------------
        Increase (decrease) in cash and cash equivalents               (793)               5

Cash and cash equivalents, beginning of period                        7,596            6,032
                                                                -----------     ------------
Cash and cash equivalents, end of period                        $     6,803     $      6,037
                                                                ===========     ============

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company, or the Company, and its consolidated subsidiaries do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The year end condensed consolidated balance sheet data was derived from audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 2003 presentation.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's 2002 Annual Report on Form 10-K for the fiscal year ended December 28, 2002, or the 2002 10-K, including related exhibits. The accounting policies used in preparing these financial statements are the same as those summarized in the 2002 10-K.

         The Company's fiscal year ends on the Saturday nearest to the end of December. Each month and quarter also end on a Saturday with the first quarters of fiscal 2002 and 2003 ending on March 30, 2002 and March 29, 2003, respectively.

(2)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective December 29, 2002, the Company adopted Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, or SFAS 143, which requires companies to record the fair value of an asset retirement obligation as a liability in the period in which they incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 also requires companies to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of an asset retirement obligation, SFAS 143 requires the obligation to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS 143 had no material impact on the Company's financial position or results of operations.

         Effective December 29, 2002, the Company adopted FASB's Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or SFAS 145, which amends existing authoritative pronouncements to make various technical corrections, clarify meanings and describe their applicability under the changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual or infrequent or they meet the criteria for classification as an extraordinary item. In accordance with SFAS 145, the Company recognized a charge to net income in the first quarter of fiscal 2003 associated with the issuance of senior notes that does not meet the criteria for classification as an extraordinary item. See Note 4 -- "Long-Term Debt and Liquidity."

         Effective December 29, 2002, the Company adopted FASB's Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force, or EITF, has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with the exit or disposal activities when these costs are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The adoption of SFAS 146 had no material impact on the Company's financial position or results of operations.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Effective December 29, 2002, the Company adopted FASB's Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure, an Amendment of FASB Statement No. 123, or SFAS 148, which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. See Note 6-- "Stock Option Plan of Parent."

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modifies after December 31, 2002. The adoption of FIN 45 had no material impact on the Company's financial position or results of operations.

(3)      INVENTORIES

         A summary of inventories, net of valuation allowances, follows (in thousands):

                                                                              MARCH 29,   DECEMBER 28,
                                                                                2003          2002
                                                                            -----------   ------------
Raw materials                                                               $    14,243    $    14,957
Packaging materials                                                              18,564         19,002
Finished goods                                                                   32,807         29,672
                                                                            -----------    -----------
   Total                                                                    $    65,614    $    63,631
                                                                            ===========    ===========

(4)      LONG-TERM DEBT AND LIQUIDITY

         A summary of long-term debt follows (in thousands):

                                                                             MARCH 29,     DECEMBER 28,
                                                                                2003           2002
                                                                            -----------    ------------
Revolving credit facility                                                   $     6,300    $    15,000
Term loan facilities                                                            179,341        340,924
Sponsor facility                                                                      -         17,245
Senior notes                                                                    210,505              -
Senior subordinated notes                                                       148,520        148,430
Industrial development revenue bonds                                             14,474         14,471
Debt of foreign subsidiaries                                                     15,997         17,950
                                                                            -----------    -----------
                                                                                575,137        554,020
Less: Current maturities                                                         (4,502)        (5,720)
                                                                            -----------    -----------
   Total                                                                    $   570,635    $   548,300
                                                                            ===========    ===========


         In February 2003, the Company issued $213.0 million in aggregate principal amount of 10 3/4% senior notes due March 1, 2010 at a price of 98.8% of par, with interest payable semi-annually in arrears on March 1 and

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

September 1 of each year, commencing on September 1, 2003. The proceeds from the 10 3/4% senior notes were used to repay $169.3 million of the Company's Amended Credit Facility and $33.3 million was used to repay the Sponsor Facility in full. The notes are the Company's general unsecured senior obligations, effectively subordinated in right of payment to all of the Company's senior secured indebtedness, including indebtedness under the Company's Amended Credit Facility, and senior in right of payment to any current or future subordinated indebtedness of the Company, including indebtedness under the Company's senior subordinated notes. The senior notes are effectively subordinated to all liabilities, including trade payables, of each of the Company's subsidiaries that is not a guarantor of the senior notes. The senior notes are unconditionally guaranteed on a senior unsecured basis by DPC Investment
Corp. and Doane/Windy Hill Joint Venture, L.L.C., representing each of the Company's domestic subsidiaries as of the issue date of the senior notes, and may be guaranteed by additional subsidiaries in the future.

         In conjunction with the issuance of the 10 3/4% senior notes, the Company amended its Amended Credit Facility. These amendments provide for, among other things: (1) the issuance of the 10 3/4% senior notes and repayment of the Sponsor Facility; (2) the repayment of a portion of the Term Loan Facilities and Revolving Credit Facility under the Company's Amended Credit Facility in order of forward maturity; (3) less restrictive covenants on capital expenditures, investments and other activities; (4) the elimination of certain financial covenants and revision of other financial covenants; (5) the elimination of the Excess Leverage Fee; (6) the elimination of the fixed rate debt percentage requirement; and (7) the permanent reduction of the Revolving Credit Facility from $75.0 million to $60.0 million.

         As of March 29, 2003, the Company's Amended Credit Facility provided for total commitments of a Euro 32.8 million Euro Term Loan Facility ($35.7 million assuming a USD to Euro exchange rate of 1.0896) and $203.6 million, consisting of a $143.6 million USD Term Loan Facility and a $60.0 million Revolving Credit Facility, with a $20.0 million sub-limit for issuance of letters of credit. All loans under the Amended Credit Facility bear interest at the higher of the Euro dollar rate plus 4.75%, or the prime rate of the administrative agent plus 3.75%, until maturity in 2006. The Company also pays certain fees with respect to the Amended Credit Facility. As of March 29, 2003, the Euro Term Loan Facility bore interest at 7.53%, the USD Term Loan Facility bore interest at 7.67% and the Revolving Credit Facility bore interest at 8.00%. The Euro Term Loan Facility has a final maturity of December 30, 2005. The USD Term Loan Facility consists of three tranches with final maturities of March 31, 2005, December 31, 2005 and December 31, 2006, respectively, unless terminated sooner upon an event of default. The Revolving Credit Facility has a final maturity of March 31, 2005. As of March 29, 2003, the principal amount due under the Euro Term Loan Facility was approximately Euro 32.8 million in 2005 and the principal amounts due under the USD Term Loan Facility were approximately: (i) $9.8 million in 2004; (ii) $91.2 million in 2005; and (iii) $42.6 million in 2006. At March 29, 2003, the Company had $6.3 million of outstanding borrowings under its Revolving Credit Facility and $2.5 million letters of credit outstanding, resulting in $51.2 million of availability under its Revolving Credit Facility. Availability of funds under the Amended Credit Facility is subject to certain customary terms and conditions.

         The Amended Credit Facility also provides for mandatory prepayments of the borrowings upon certain specified events and in certain specified percentages, including: (1) 100% of the net cash proceeds received by the Company's Parent, Doane Pet Care Enterprises, Inc., the Company or any of its restricted subsidiaries from the issuance of indebtedness not currently expressly permitted by the Amended Credit Facility; (2) 100% of the net cash proceeds of any sale of other disposition of any assets, subject to certain exceptions; (3) 50% of excess cash flow; and (4) 100% of the net proceeds of any sale or issuance of equity, subject to certain exceptions.

         In connection with the repayments made by the Company on its Amended Credit Facility concurrent with the issuance of the 10 3/4% senior notes and repayment of the Sponsor Facility as described above, the Company incurred a loss from debt extinguishment of $11.1 million. This pre-tax charge included:
(1) a $4.0 million write-off of deferred financing costs, primarily related to the Company's Amended Credit Facility; (2) a charge of $7.6 million for the accretion of the Sponsor Facility to face value; (3) a charge of $6.2 million realized foreign currency translation loss as a result of retiring a portion of the Euro Term Loan Facility with a corresponding credit to accumulated other comprehensive income; and (4) a credit of $6.7 million for the reversal of an Excess Leverage Fee accrual.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)      ACCRUALS FOR RESTRUCTURING COSTS

         A roll-forward of the Company's accrued restructuring costs for fiscal 2003 through March 29, 2003 follows (in thousands):

                                         THREE MONTHS ENDED
                                              MARCH 29,
                                                2003
                                         ------------------
Balance at December 28, 2002               $        2,752

   Cash payments                                     (574)
                                           --------------
Balance at March 29, 2003                  $        2,178
                                           ==============

         The future expected payout of the Company's accrued restructuring costs as of March 29, 2003 follows (in thousands):

FISCAL YEARS ENDING                            PAYOUT
-------------------                           ---------
      2003                                    $   1,922
      2004                                          256
                                              ---------
        Total                                 $   2,178
                                              =========

(6)      STOCK OPTION PLAN OF PARENT

         The Company and its Parent have elected to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB Opinion No. 25, to account for fixed stock awards granted to employees; however, if the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, or SFAS 123, to account for fixed stock awards granted to employees, the Company's net income (loss) and basic and diluted net income
(loss) per common share for the three months ended March 30, 2002 and March 29, 2003 would have been adjusted as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED
                                                               -------------------------
                                                                MARCH 29,      MARCH 30,
                                                                   2003          2002
                                                               ----------     ----------
Net income (loss) available to common shares,
    as reported                                                $  (11,089)    $    5,643
    Less: Total stock-based employee
       compensation expense determined based on
       the fair value method for all awards,
       net of income tax benefit                                       (2)           (32)
                                                               ----------     ----------

Pro forma net income (loss) available to
    common shares                                              $  (11,091)    $    5,611
                                                               ==========     ==========

Earnings per share:
    Basic and diluted net income (loss) per
       common share, as reported                               $  (11,089)    $    5,643
                                                               ==========     ==========

    Basic and diluted net income (loss) per
       common share, pro forma                                 $  (11,091)    $    5,611
                                                               ==========     ==========

         Pro forma information regarding net income (loss) and basic and diluted net income (loss) per common share has been determined as if the Company had accounted for its employee stock options under the minimum

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

value method of SFAS 123 under the assumptions of a risk free rate of return of 3.60% for the three months ended March 30, 2002 and March 29, 2003, and an expected life of options ranging from 5 to 10 years. The Company has no present plans to pay dividends on its common stock. The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income
(loss) for future years.

(7)      COMMITMENTS AND CONTINGENCIES

         The Company has been named as a defendant in a case styled Petguard, Inc. v. Doane Pet Care Company, which was filed on May 3, 2002 in the U.S. District Court for the Middle District of Florida, Jacksonville Division. The plaintiff alleges breach of contract, breach of express warranty, breach of implied warranty and fraud regarding alleged defects in canned pet food that was manufactured by the Company at its former Deep Run facility and sold to the plaintiff. For each of the four counts, the plaintiff claims compensatory damages in excess of the $75,000 jurisdictional limit and unspecified punitive damages. In April 2003, the plaintiff filed its expert's report alleging compensatory damages in the amount of approximately $2.7 million. The Company has filed a counterclaim in the amount of approximately $85,000 for unpaid invoices owed to the Company by the plaintiff. The Company believes that it has valid defenses to the claims asserted by the plaintiff, and that this proceeding will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         The Company is also a party to other legal proceedings in the ordinary course of business. The resolution of such matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

(8)      FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

         Unaudited condensed consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of December 28, 2002 and March 29, 2003 and for the three months ended March 30, 2002 and March 29, 2003 is disclosed to comply with the reporting requirements of the Company's guarantor subsidiaries. The guarantor subsidiaries are wholly-owned domestic subsidiaries of the Company which have fully and unconditionally guaranteed the Company's 10 3/4% Senior Notes due March 1, 2010 and the Company's 9 3/4% Senior Subordinated Notes due May 15, 2007. The non-guarantor subsidiaries are wholly-owned foreign subsidiaries of the Company which have not fully and unconditionally guaranteed the Company's 10 3/4% Senior Notes due March 1, 2010 or the Company's 9 3/4% Senior Subordinated Notes due May 15, 2007. See Note 9 -- "Long-Term Debt and Liquidity" in the Company's 2002 10-K. Unaudited condensed consolidated financial information follows (in thousands):

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                                                        MARCH 29,2003
                                                                 ---------------------------------------------------------
                                                                                    NON-       INTERCOMPANY
                                                                   GUARANTOR      GUARANTOR    ELIMINATIONS   CONSOLIDATED
                                                                 ------------   ------------   ------------   ------------
ASSETS

  Current assets:
    Cash and cash equivalents                                    $         58   $      6,745   $          -   $      6,803
    Accounts receivable, net                                           88,408         44,847              -        133,255
    Inventories, net                                                   40,262         25,352              -         65,614
    Deferred tax assets                                                 5,072              -              -          5,072
    Prepaid expenses and other current assets                           7,093          1,896              -          8,989
                                                                 ------------   ------------   ------------   ------------
      Total current assets                                            140,893         78,840              -        219,733

  Property, plant and equipment, net                                  159,315        101,159              -        260,474
  Goodwill and trademarks, net                                        267,376         99,420              -        366,796
  Other assets                                                        237,665         11,024       (212,705)        35,984
                                                                 ------------   ------------   ------------   ------------
      Total assets                                               $    805,249   $    290,443   $   (212,705)       882,987
                                                                 ============   ============   ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities:
    Current maturities of long-term debt                         $        385   $      4,117   $          -   $      4,502
    Accounts payable                                                   53,304         38,466              -         91,770
    Accrued liabilities                                                47,019         13,196              -         60,215
                                                                 ------------   ------------   ------------   ------------
      Total current liabilities                                       100,708         55,779              -        156,487

  Long-term debt, excluding current maturities                        558,755        169,795       (157,915)       570,635
  Other long-term liabilities                                           9,374              -              -          9,374
  Deferred tax liabilities                                              4,971          1,664              -          6,635
                                                                 ------------   ------------   ------------   ------------
      Total liabilities                                               673,808        227,238       (157,915)       743,131
                                                                 ------------   ------------   ------------   ------------
  Senior Preferred Stock (Redeemable), 3,000,000 shares
    authorized, 1,200,000 shares issued and outstanding                80,765              -              -         80,765
                                                                 ------------   ------------   ------------   ------------

  Commitments and contingencies

  Stockholder's equity:
    Common stock, $0.01 per share; 1,000 shares
      authorized, issued and outstanding                                    -              -              -              -
    Additional paid-in-capital                                        115,674         54,687        (54,687)       115,674
    Accumulated other comprehensive income (loss)                     (12,873)        34,211           (103)        21,235
    Accumulated deficit                                               (52,125)       (25,693)             -        (77,818)
                                                                 ------------   ------------   ------------   ------------
      Total stockholder's equity                                       50,676         63,205        (54,790)        59,091
                                                                 ------------   ------------   ------------   ------------
      Total liabilities and stockholder's equity                 $    805,249   $    290,443   $   (212,705)  $    882,987
                                                                 ============   ============   ============   ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                     DECEMBER 28,2002
                                                                 ---------------------------------------------------------
                                                                                    NON-       INTERCOMPANY
                                                                   GUARANTOR      GUARANTOR    ELIMINATIONS   CONSOLIDATED
                                                                 ------------   ------------   ------------   ------------
ASSETS

  Current assets:
    Cash and cash equivalents                                    $         57   $      7,539   $          -   $      7,596
    Accounts receivable, net                                           86,190         43,157              -        129,347
    Inventories, net                                                   43,068         20,563              -         63,631
    Deferred tax assets                                                 5,859              -              -          5,859
    Prepaid expenses and other current assets                           6,853          1,290              -          8,143
                                                                 ------------   ------------   ------------   ------------
      Total current assets                                            142,027         72,549              -        214,576

  Property, plant and equipment, net                                  160,757         99,335              -        260,092
  Goodwill and trademarks, net                                        267,376         95,704              -        363,080
  Other assets                                                        230,170         10,709       (207,960)        32,919
                                                                 ------------   ------------   ------------   ------------
      Total assets                                               $    800,330   $    278,297   $   (207,960)  $    870,667
                                                                 ============   ============   ============   ============
LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities:
    Current maturities of long-term debt                         $          -   $      5,720   $          -   $      5,720
    Accounts payable                                                   59,218         34,310              -         93,528
    Accrued liabilities                                                44,758         11,355              -         56,113
                                                                 ------------   ------------   ------------   ------------
      Total current liabilities                                       103,976         51,385              -        155,361

  Long-term debt, excluding current maturities                        536,069        172,636       (160,405)       548,300
  Other long-term liabilities                                          23,692              -              -         23,692
  Deferred tax liabilities                                              5,571          1,690              -          7,261
                                                                 ------------   ------------   ------------   ------------
      Total liabilities                                               669,308        225,711       (160,405)       734,614
                                                                 ------------   ------------   ------------   ------------
  Senior Preferred Stock (Redeemable), 3,000,000 shares
    authorized, 1,200,000 shares issued and outstanding                77,550              -              -         77,550
                                                                 ------------   ------------   ------------   ------------

  Commitments and contingencies

  Stockholder's equity:
    Common stock, $0.01 per share; 1,000 shares
      authorized, issued and outstanding                                    -              -              -              -
    Additional paid-in-capital                                        115,674         47,690        (47,690)       115,674
    Accumulated other comprehensive income (loss)                     (16,868)        26,291            135          9,558
    Accumulated deficit                                               (45,334)       (21,395)             -        (66,729)
                                                                 ------------   ------------   ------------   ------------
      Total stockholder's equity                                       53,472         52,586        (47,555)        58,503
                                                                 ------------   ------------   ------------   ------------
      Total liabilities and stockholder's equity                 $    800,330   $    278,297   $   (207,960)  $    870,667
                                                                 ============   ============   ============   ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                                         THREE MONTHS ENDED MARCH 29,2003
                                                                    ------------------------------------------
                                                                                        NON-
                                                                     GUARANTOR       GUARANTOR    CONSOLIDATED
                                                                    ------------   ------------   ------------
Net sales                                                           $    201,845   $     58,104   $    259,949
Cost of goods sold                                                       171,250         43,339        214,589
                                                                    ------------   ------------   ------------
      Gross profit                                                        30,595         14,765         45,360

Operating expenses:
   Promotion and distribution                                              8,036          6,374         14,410
   Selling, general and administrative                                     8,039          4,069         12,108
   Amortization                                                              960            194          1,154
                                                                    ------------   ------------   ------------
      Income from operations                                              13,560          4,128         17,688

Interest expense, net                                                      6,341          7,674         14,015
Loss from debt extinguishment                                             11,113              -         11,113
Other expense (income), net                                                 (318)           147           (171)
                                                                    ------------   ------------   ------------
      Loss before income taxes                                            (3,576)        (3,693)        (7,269)
Income tax expense                                                             -            605            605
                                                                    ------------   ------------   ------------
      Net loss                                                            (3,576)        (4,298)        (7,874)

Preferred stock dividends and accretion                                   (3,215)             -         (3,215)
                                                                    ------------   ------------   ------------
      Net loss available to common shares                           $     (6,791)  $     (4,298)  $    (11,089)
                                                                    ============   ============   ============

                                                                         THREE MONTHS ENDED MARCH 30,2002
                                                                    ------------------------------------------
                                                                                        NON-
                                                                     GUARANTOR       GUARANTOR    CONSOLIDATED
                                                                    ------------   ------------   ------------
Net sales                                                           $    175,900   $     44,206   $    220,106
Cost of goods sold                                                       135,616         33,576        169,192
                                                                    ------------   ------------   ------------
      Gross profit                                                        40,284         10,630         50,914

Operating expenses:
   Promotion and distribution                                              8,843          4,476         13,319
   Selling, general and administrative                                     8,149          2,925         11,074
   Amortization                                                              938            160          1,098
                                                                    ------------   ------------   ------------
      Income from operations                                              22,354          3,069         25,423

Interest expense, net                                                      7,825          5,482         13,307
Other expense (income), net                                                 (594)           426           (168)
                                                                    ------------   ------------   ------------
      Income (loss) before income taxes                                   15,123         (2,839)        12,284
Income tax expense (benefit)                                               4,081           (270)         3,811
                                                                    ------------   ------------   ------------
      Net income (loss)                                                   11,042         (2,569)         8,473

Preferred stock dividends and accretion                                   (2,830)             -         (2,830)
                                                                    ------------   ------------   ------------
      Net income (loss) available to common shares                  $      8,212   $     (2,569)  $      5,643
                                                                    ============   ============   ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                                                 THREE MONTHS ENDED MARCH 29, 2003
                                                                            ------------------------------------------
                                                                                               NON-
                                                                             GUARANTOR       GUARANTOR    CONSOLIDATED
                                                                            -----------    ------------   ------------
Cash flows from operating activities:
    Net loss                                                                $    (3,576)   $     (4,298)  $    (7,874)
    Items not requiring (providing) cash:
       Depreciation and amortization                                              5,166           3,357         8,523
       Deferred income tax benefit                                                    -             (91)          (91)
       Loss from debt extinguishment                                             11,113               -        11,113
       Other non-cash charges (income), net                                       1,877               -         1,877
       Changes in current assets and liabilities                                (18,246)          4,843       (13,403)
                                                                            -----------    ------------   -----------
            Net cash provided by (used in) operating activities                  (3,666)          3,811           145
                                                                            -----------    ------------   -----------
Cash flows from investing activities:
    Capital expenditures                                                         (2,590)         (1,709)       (4,299)
    Proceeds from sale of assets                                                     19              33            52
    Other, net                                                                    1,357          (2,252)         (895)
                                                                            -----------    ------------   -----------
            Net cash used in investing activities                                (1,214)         (3,928)       (5,142)
                                                                            -----------    ------------   -----------
Cash flows from financing activities:
    Net repayments under revolving credit agreements                             (8,700)              -        (8,700)
    Proceeds from issuance of long-term debt                                    210,444               -       210,444
    Principal payments on long-term debt                                       (189,092)           (810)     (189,902)
    Payments for debt issuance costs                                             (7,771)              -        (7,771)
                                                                            -----------    ------------   -----------
            Net cash provided by (used in) financing activities                   4,881            (810)        4,071

Effect of exchange rate changes on cash and cash equivalents                          -             133           133
                                                                            -----------    ------------   -----------
            Increase (decrease) in cash and cash equivalents                          1            (794)         (793)

Cash and cash equivalents, beginning of period                                       57           7,539         7,596
                                                                            -----------    ------------   -----------
Cash and cash equivalents, end of period                                    $        58    $      6,745   $     6,803
                                                                            ===========    ============   ===========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                                                 THREE MONTHS ENDED MARCH 30, 2002
                                                                            ------------------------------------------
                                                                                               NON-
                                                                             GUARANTOR       GUARANTOR    CONSOLIDATED
                                                                            -----------    ------------   ------------
Cash flows from operating activities:
    Net income (loss)                                                       $    11,042    $     (2,569)  $     8,473
    Items not requiring (providing) cash:
       Depreciation and amortization                                              4,952           2,722         7,674
       Deferred income tax expense (benefit)                                      4,081            (372)        3,709
       Other non-cash charges, net                                                1,396             319         1,715
       Changes in current assets and liabilities                                 12,437           4,483        16,920
                                                                            -----------    ------------   -----------
            Net cash provided by operating activities                            33,908           4,583        38,491
                                                                            -----------    ------------   -----------
Cash flows from investing activities:
    Capital expenditures                                                         (1,269)           (859)       (2,128)
    Proceeds from sale of assets                                                      3             389           392
    Other, net                                                                    2,216          (2,701)         (485)
                                                                            -----------    ------------   -----------
            Net cash provided by (used in) investing activities                     950          (3,171)       (2,221)
                                                                            -----------    ------------   -----------
Cash flows from financing activities:
    Net borrowings under revolving credit agreements                            (29,000)              -       (29,000)
    Proceeds from issuance of long-term debt                                          -           9,738         9,738
    Principal payments on long-term debt                                         (5,663)         (9,277)      (14,940)
    Payments for debt issuance costs                                             (2,034)              -        (2,034)
                                                                            -----------    ------------   -----------
            Net cash provided by (used in) financing activities                 (36,697)            461       (36,236)

Effect of exchange rate changes on cash and cash equivalents                          -             (29)          (29)
                                                                            -----------    ------------   -----------
            Increase (decrease) in cash and cash equivalents                     (1,839)          1,844             5

Cash and cash equivalents, beginning of period                                    1,950           4,082         6,032
                                                                            -----------    ------------   -----------
Cash and cash equivalents, end of period                                    $       111    $      5,926   $     6,037
                                                                            ===========    ============   ===========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company:

We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and subsidiaries as of March 29, 2003, the related condensed consolidated statements of operations for the three-month periods ended March 29, 2003 and March 30, 2002, the condensed consolidated statement of stockholder's equity and comprehensive income as of and for the three-month period ended March 29, 2003 and the condensed consolidated statements of cash flows for the three-month periods ended March 29, 2003 and March 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Doane Pet Care Company and subsidiaries as of December 28, 2002, and the related consolidated statements of operations, stockholder's equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003, except as to Note 26, which was as of February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for goodwill and other intangible assets in fiscal 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                               /s/ KPMG LLP

Nashville, Tennessee
April 25, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The reader is encouraged to refer to the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes in our 2002 Annual Report on Form 10-K for the fiscal year ended December 28, 2002, or the 2002 10-K.

FORWARD-LOOKING STATEMENTS

         Certain of the statements in this quarterly report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "assume," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict," "will" and similar expressions. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors, with respect to, among other things:

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

         These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. Factors that could cause results to differ materially include without limitation: decreases or changes in demand for our products, changes in market trends, general competitive pressures from existing and new competitors, price volatility of commodities, natural gas, other raw materials and packaging, foreign currency exchange rate fluctuations, future investment returns on our pension plans, changes in laws and regulations, adverse changes in operating performance, adverse economic conditions and other factors described under "-- Risk Factors" in our 2002 10-K.

        We undertake no obligation to revise the forward-looking statements to reflect any future events or circumstances.

         All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

CRITICAL ACCOUNTING POLICIES

         Accounts receivable allowance. As of March 29, 2003, our gross accounts receivable were $137.8 million. We had a valuation allowance of $4.5 million as of March 29, 2003, primarily for outstanding deductions with customers. Our policy is to estimate our allowance by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise our allowances against accounts receivable as we receive more information on this matter or as we assess other factors impacting the realizability of our accounts receivable.

         Inventories valuation allowance. As of March 29, 2003, our gross inventories were $70.6 million. We had a valuation allowance for obsolescence of $5.0 million as of March 29, 2003, primarily related to packaging inventories. Our policy is to estimate our allowance based on specific identification of obsolete SKUs or probable SKUs to be rationalized. We may revise our allowance against inventories as we receive more information on this matter or as we assess other factors impacting the realizability of our inventories.

         Deferred tax assets. As of March 29, 2003, our federal net operating loss, or NOL, carryforwards were approximately $92.0 million and our foreign NOL carryforwards totaled approximately $5.6 million. Our deferred tax assets, including federal, foreign, state and local NOL carryforwards, totaled approximately $45.1 million as of March 29, 2003 and our deferred tax liabilities totaled approximately $40.9 million. The realization of our deferred tax assets depends upon the future reversal of our net deferred tax liabilities and upon our ability to generate sufficient taxable income during the periods in which our deferred tax assets may be utilized. As of March 29, 2003, we had valuation allowances of $4.1 million against U.S. federal and state deferred tax assets and $1.6 million against foreign deferred tax assets.

         Goodwill and trademarks. As of March 29, 2003, our net goodwill and other intangible assets totaled $366.8 million. Our accounting policy is to test the fair value of goodwill and other intangible assets for impairment in accordance with Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142.

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

         Statements of Operations data. The following table sets forth our statements of operations data expressed as a percentage of net sales for the periods indicated, which together with the discussion that follows the table, is based on our accompanying unaudited condensed consolidated financial statements and notes thereto (in thousands, except percentages):

                                                                                      THREE MONTHS ENDED
                                                                 ------------------------------------------------------
                                                                      MARCH 29, 2003                MARCH 30, 2002
                                                                 -----------------------        -----------------------
Net sales                                                        $    259,949      100.0%       $    220,106      100.0%
Cost of goods sold                                                    214,589       82.6             169,192       76.9
                                                                 ------------      -----        ------------      -----
    Gross profit                                                       45,360       17.4              50,914       23.1
Operating expenses:
  Promotion and distribution                                           14,410        5.5              13,319        6.0
  Selling, general and administrative                                  12,108        4.7              11,074        5.0
  Amortization                                                          1,154        0.4               1,098        0.5
                                                                 ------------      -----        ------------      -----
    Income from operations                                             17,688        6.8              25,423       11.6

Interest expense, net                                                  14,015        5.4              13,307        6.1
Loss from debt extinguishment                                          11,113        4.3                   -          -
Other income, net                                                        (171)      (0.1)               (168)      (0.1)
                                                                 ------------      -----        ------------      -----
    Income (loss) before income taxes                                  (7,269)      (2.8)             12,284        5.6
Income tax expense                                                        605        0.2               3,811        1.8
                                                                 ------------      -----        ------------      -----
    Net income (loss)                                            $     (7,874)      (3.0)%      $      8,473        3.8%
                                                                 ============      =====        ============      =====

THREE MONTHS ENDED MARCH 29, 2003 COMPARED TO THREE MONTHS ENDED MARCH 30, 2002

         Net sales. Net sales for the first quarter of fiscal 2003 increased 18.1% to $259.9 million from $220.1 million in the 2002 first quarter. Excluding the impact of foreign currency exchange fluctuations, net sales increased 13.3% for the 2003 first quarter primarily due to the increase in our sales volume from new business awards.

         Gross profit. Gross profit for the first quarter of fiscal 2003 decreased 10.9%, or $5.5 million, to $45.4 million from $50.9 million in the 2002 first quarter. This decrease was primarily due to the unfavorable impact caused by the volatility of commodity prices under SFAS 133 fair value accounting of our commodity derivative instruments which resulted in a $0.5 million reduction in our cost of goods sold in the 2003 first quarter compared to a $6.8 million reduction in our cost of goods sold in the 2002 first quarter, or a $6.3 million decrease in our gross profit. Excluding the impact of SFAS 133, gross profit for the 2003 first quarter increased $0.8 million from the 2002 first quarter primarily due to the increase in sales volume and the favorable impact of foreign currency exchange fluctuations, partially offset by the increase in our commodity costs.

         Promotion and distribution. Promotion and distribution expenses for the first quarter of fiscal 2003 increased 8.2% to $14.4 million from $13.3 million in the 2002 first quarter primarily due to the increase in net sales. As a percentage of net sales, promotion and distribution expenses decreased 0.5% resulting from the mix of business in the 2003 first quarter requiring less promotions than the 2002 first quarter, partially offset by higher fuel costs.

         Selling, general and administrative. Selling, general and administrative expenses for the first quarter of fiscal 2003 increased 9.3% to $12.1 million from $11.1 million in the 2002 first quarter primarily due to foreign currency exchange fluctuations and wage inflation.

         Amortization. Amortization expense, which relates to intangible assets with estimable useful lives, for the first quarter of fiscal 2003 was $1.2 million compared to $1.1 million in the 2002 first quarter.

         Interest expense, net. Interest expense, net of interest income, for the first quarter of fiscal 2003 increased 5.3% to $14.0 million from $13.3 million in the 2002 first quarter. Excluding the impact of foreign currency exchange fluctuations, interest expense, net of interest income, increased 2.7% for the 2003 first quarter. This increase was primarily due to the higher interest rate on the portion of our long-term debt refinanced in February 2003 with a portion of the proceeds from our senior notes, partially offset by a decrease in interest rates associated with floating rate debt in the 2003 first quarter compared to the 2002 first quarter. See "-- Liquidity and Capital Resources -- Debt."

         Loss from debt extinguishment. The Company incurred a loss from debt extinguishment of $11.1 million in the 2003 first quarter. This pre-tax charge included: (1) a $4.0 million write-off of deferred financing costs, primarily related to our senior credit facility; (2) a charge of $7.6 million for the accretion of our sponsor facility to face value; (3) a charge of $6.2 million realized foreign currency translation loss as a result of retiring a portion of our Euro term loan facility with a corresponding credit to accumulated other comprehensive income; and (4) a credit of $6.7 million for the reversal of the excess leverage fee accrual.

         Income tax expense. We recognized income tax expense of $0.6 million for the first quarter of fiscal 2003 compared to $3.8 million in the 2002 first quarter. In the 2003 first quarter, we recorded a valuation allowance of $4.1 million against the deferred tax assets that resulted from the pre-tax loss that occurred for the quarter. We had $0.6 million of current income tax expense that relates to certain of our European subsidiaries. Our effective tax rate was different from the combined U.S. federal and state statutory rate of 38.9% in both periods due to the difference between U.S. and foreign effective tax rates, which results primarily from certain items being deductible in the United States and also in certain foreign jurisdictions. In addition, our effective tax rate in the 2003 first quarter was negative as a result of the valuation allowance described above. We may not recognize additional deferred tax assets in 2003 and beyond unless we generate significant future taxable income and therefore may continue to record valuation allowances against any additional deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and industrial development revenue bonds. At March 29, 2003, we had working capital of $63.2 million.

Cash Flows.

         Net cash provided by our operating activities was $0.1 million for the first quarter of fiscal 2003 compared to $38.5 million in the 2002 first quarter. This decrease was primarily due to an unusually favorable change in working capital in the 2002 first quarter as well as an $8.3 million interest payment in the 2003 first quarter on the sponsor facility that was repaid in full with proceeds from the senior note offering.

         Net cash used in our investing activities was $5.1 million for the first quarter of fiscal 2003 compared to net cash used in our investing activities of $2.2 million in the 2002 first quarter. Capital expenditures for the first quarter of fiscal 2003 were $4.3 million compared to $2.1 million in the 2002 first quarter.

         Net cash provided by financing activities was $4.1 million for the first quarter of fiscal 2003 compared to net cash used in financing activities of $36.2 million in the 2002 first quarter. In the 2003 first quarter, we received $210.4 million of gross proceeds from the issuance of our senior notes that was used to repay a portion of the outstanding debt under our senior credit facility and repay our sponsor facility in full. In addition, we paid transaction fees and expenses in the 2003 first quarter in connection with the issuance of our senior notes and amendments to our senior credit facility. In the 2002 first quarter, we refinanced certain foreign debt, paid related transaction costs and used cash provided by operating activities to paydown our revolving credit facility.

Refinancing

         Senior note offering. On February 28, 2003, we issued $213.0 million aggregate principal amount of 10 3/4% senior notes due March 1, 2010 at a price of 98.8% of par, with interest payable semiannually in arrears on March 1 and September 1 of each year, commencing on September 1, 2003. The notes are our general unsecured senior obligations, are effectively subordinated to all of our secured debt, including debt under our senior credit facility, and are senior to all of our existing and future subordinated debt, including debt under our senior subordinated notes. The senior notes are effectively subordinated to all liabilities, including trade payables, of each of our subsidiaries that is not a guarantor of the senior notes. Our senior notes are unconditionally guaranteed on a senior unsecured basis by DPC Investment Corp. and Doane/Windy Hill Joint Venture L.L.C., representing each of our domestic subsidiaries as of the issue date of the senior notes, and may be guaranteed by additional subsidiaries in the future.

         Use of proceeds. We used $169.3 million of the net proceeds from the sale of our senior notes to repay a portion of our senior credit facility and used $33.3 million of these proceeds to repay our sponsor facility in full.

         Amendments to senior credit facility. In conjunction with the issuance of our senior notes, we amended our senior credit facility, effective as of February 28, 2003. The amendments provide for, among other things: (1) the concurrent issuance of our senior notes and repayment of our sponsor facility;
(2) the repayment of a portion of the term loans and revolving credit facility under our senior credit facility in order of forward maturity; (3) less restrictive covenants on capital expenditures, investments and certain other activities; (4) the elimination of certain financial covenants and the revision of other financial covenants; (5) the elimination of the excess leverage fee;
(6) the elimination of the fixed rate debt percentage requirement; and (7) the permanent reduction in our revolving credit facility from $75.0 million to $60.0 million.

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

         We entered into an amended and restated senior credit facility dated as of May 8, 2000 with a syndicate of banks and other institutional investors, as lenders, and JPMorgan Chase Bank, as administrative agent. Our senior credit facility was amended in March 2001, March 2002 and February 2003.

         The facilities. As of March 29, 2003, our senior credit facility provided for total commitments as follows:

         - a Euro 32.8 million Euro term loan facility ($35.7 million assuming a USD to Euro exchange rate of 1.0896); and

         -    $203.6 million, consisting of

              --    a $143.6 million USD term loan facility; and

              -- a $60.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of letters of credit.

         Availability of funds under our senior credit facility is subject to certain customary terms and conditions.

         Interest rates. All loans under our senior credit facility bear interest at the higher of the Euro dollar rate plus 4.75%, or the prime rate of the administrative agent plus 3.75%, until maturity.

         Amortization of outstanding indebtedness. As of March 29, 2003, the principal amount due under the Euro term loan facility was approximately Euro
32.8 million in 2005 and the principal amounts due under the USD term loan facility were approximately (i) $9.8 million in 2004, (ii) $91.2 million in 2005; and (iii) $42.6 million in 2006. As of March 29, 2003, we had $6.3 million outstanding under our revolving credit facility and $2.5 million of letters of credit outstanding, resulting in $51.2 million of availability under our revolving credit facility.

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

         We have experienced difficulty in the past satisfying financial covenants in our senior credit facility and sought waivers in fiscal 2001 and 2002. Our senior credit facility, including the financial covenants, was amended effective February 28, 2003 concurrently with the sale of our senior notes. We may experience difficulty satisfying these amended covenants in the future, which, if we were unable to secure a waiver from our lenders, could result in an event of default under our senior credit facility and permit a majority of the lenders to accelerate outstanding debt under our senior credit facility and permit a majority of our lenders under our revolving credit facility to terminate our revolving credit commitment (without acceleration of such debt). Such acceleration would result in a cross-default under our senior notes and our senior subordinated notes.

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

         - cross-default to certain other indebtedness and agreements including our senior notes and senior subordinated notes;

         -    bankruptcy or insolvency;

         - actual invalidity, or invalidity asserted by us, of any security document;

         -    material judgments;

         -    certain ERISA events; and

         -    change of control or ownership.

Liquidity

         As of March 29, 2003, we had $51.2 million of remaining availability under the revolving credit facility portion of our senior credit facility out of a total availability of $60.0 million. We believe that cash flows generated from our business, together with future borrowings, will be sufficient for the foreseeable future to enable us to make interest payments on our debt and to provide us with the necessary liquidity for operational and capital requirements in the current operating environment. We may be required, however, to refinance all or a portion of the principal amount of our outstanding debt on or prior to maturity or a mandatory redemption date. We also believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and at the same time fund the planned expansion and customer requirements for fiscal 2003.

         As of March 29, 2003, the expected future payout of our accrued restructuring cost is $1.9 million in the last three quarters of fiscal 2003 and $0.3 million in fiscal 2004.

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

INFLATION AND CHANGES IN PRICES

         Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. We cannot assure you that our results of operations will not be exposed to volatility in the commodity and natural gas markets.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective December 29, 2002, we adopted FASB's Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, or SFAS 143, which requires companies to record the fair value of an asset retirement obligation as a liability in the period in which they incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 also requires companies to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of an asset retirement obligation, SFAS 143 requires the obligation to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS 143 had no material impact on our financial position or results of operations.

         Effective December 29, 2002, we adopted FASB's Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or SFAS 145, which amends existing authoritative pronouncements to make various technical corrections, clarify meanings and describe their applicability under changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria of for classification as an extraordinary item. In accordance with SFAS 145, we recognized a charge to net income in the first quarter of fiscal 2003 associated with the issuance of our senior notes that does not meet the criteria for classification as an extraordinary item. See Note 4 -- "Long-Term Debt and Liquidity" in the accompanying unaudited condensed consolidated financial statements.

         Effective December 29, 2002, we adopted FASB's Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force, or EITF, has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when these costs are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The adoption of SFAS 146 had no material impact on our financial position or results of operations.

         Effective December 29, 2002, we adopted FASB's Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, or SFAS 148, which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. See Note 6 -- "Stock Option Plan of Parent" in the accompanying unaudited condensed consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

         Commodity price risk. We seek to manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. At March 29, 2003, we had open commodity contracts with a fair value loss of $3.4 million.

         Based upon an analysis we completed as of March 29, 2003 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $3.8 million, or $2.3 million net of deferred tax benefit.

         Although we seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and may in the future. The use of futures contracts also reduces our ability to take advantage of short term reductions in raw material prices. If one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our prices or face a decline in net sales, either of which, could have a material adverse effect on our business, financial position, results of operations or cash flows.

         Our commodity derivative instruments are measured at fair value under SFAS 133 in our accompanying unaudited condensed consolidated financial statements. Our results of operations have been adversely affected in the past by volatility in commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments and our results of operations may be adversely affected in the future by SFAS 133 accounting.

         Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our domestic floating rate debt, which totaled $185.7 million at March 29, 2003. Of that amount, $60.0 million of our floating rate debt was hedged by interest rate swap contracts and $50.0 million was hedged by an interest rate cap contract. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Amounts received or paid under interest rate swap contracts and interest rate cap contracts are recorded as interest income (expense) in our accompanying unaudited condensed consolidated statements of operations. Changes in fair value of interest rate swap contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income (loss), net of deferred taxes, in our accompanying unaudited condensed consolidated financial statements until they are realized, at which point, they are recognized in interest expense, net, in the accompanying unaudited condensed consolidated statements of operations. As of March 29, 2003, we had a cumulative unrealized loss on our interest rate swap contracts of $1.7 million, or $1.0 million net of deferred tax benefit, that has been recognized in accumulated other comprehensive income
(loss) in our accompanying unaudited condensed consolidated financial statements.

         Accordingly, our net income is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our current floating rate debt and interest rate swap and cap contracts, our net income would decrease by approximately $0.2 million, or $0.1 million net of income tax benefit, for the first quarter of fiscal 2003. In addition, such a change would result in a decrease of approximately $16.8 million in the fair value of our fixed rate debt at March 29, 2003. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

         Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. Our European operations sell pet food products throughout Europe. In connection with our acquisition of A/S Arovit Petfood on May 10, 2000, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. The cumulative translation adjustment for the net investment in our foreign operations is recorded in accumulated other comprehensive income (loss) in our accompanying unaudited condensed consolidated financial statements. As of March 29, 2003, we had a cumulative translation gain of $27.9 million, which included an unrealized cumulative loss of $6.2 million for the translation of our Euro-denominated debt to U.S. dollars, that has been recognized in our accompanying unaudited condensed consolidated financial statements.

         We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with changes in the market values of the hedged items both at inception and over the life of the contracts. Changes in fair value of foreign currency forward contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income (loss), net of deferred taxes, in our accompanying unaudited condensed consolidated financial statement until they are realized, at which point, they are recognized in other income, net, in the accompanying unaudited condensed consolidated statements of operations. All other gains and losses on foreign currency forward contracts are recorded as an increase or decrease in net sales in our accompanying unaudited condensed consolidated statements of operations as they occur. At March 29, 2003, the Company had an open foreign currency forward contract that matures within the next 12 months with a notional value of $3.2 million and a fair value loss of $0.1 million that has been recognized in the accompanying unaudited condensed consolidated statements of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 -- "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference in this Part II, Item 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                           Description
-------                          -----------
  3.1        Certificate of Incorporation of Doane Pet Care Company
             (incorporated by reference to Exhibit 3.1 to Doane Pet Care
             Company's Registration Statement on Form S-1, Reg. No.
             33-98110)

  3.2        Certificate of Designations, Preferences and Rights of 14.25%
             Senior Exchangeable Preferred Stock due 2007, dated October 4,
             1995 (incorporated by reference to Exhibit 3.2 to Doane Pet
             Care Company's Annual Report on Form 10-K for the year ended
             December 29, 2001 (the "2001 Form 10-K"))

  3.3        Certificate of Amendment to Certificate of Incorporation of
             Doane Pet Care Company dated February 4, 1998 (incorporated by reference to Exhibit 3.2 to Doane Pet Care Company's Annual
             Report on Form 10-K for the year ended December 31, 1997)

  3.4        Certificate of Amendment of Certificate of Incorporation of
             Doane Pet Care Company dated November 10, 1998 (incorporated by reference to Exhibit 3.4 to the 2001 Form 10-K)

  3.5        Certificate of Amendment of Certificate of Designations,
             Preferences and Rights of 14.25% Senior Exchangeable Preferred
             Stock due 2007 dated November 11, 1998 (incorporated by reference to Exhibit 3.6 to the 2001 Form 10-K)

  3.6        Amended and Restated Bylaws of Doane Pet Care Company
             (incorporated by reference to Exhibit 3.5 to the 2001 Form
             10-K)

  4.1        Indenture dated November 12, 1998 between Doane Pet Care
             Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 of Doane Pet Care Enterprises,
             Inc.'s Registration Statement on Form S-1, Reg. No. 333-61027)

  4.2        Registration Agreement among Doane Pet Care Company,
             Donaldson, Lufkin & Jenrette Securities Corporation and Chase
             Securities Inc. dated November 12, 1998 (incorporated by reference to Exhibit 4.2 to Doane Pet Care Company's
             Registration Statement on Form S-4, Reg. No. 333-70759)


Exhibit
Number                               Description
-------                              -----------
  4.3        Indenture dated February 28, 2003 among Doane Pet Care Company, DPC
             Investment Corp., Doane/Windy Hill Joint Venture, L.L.C. and
             Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to Doane Pet Care Company's Annual Report on Form 10-K for the year ended December 28, 2002 (the "2002 Form 10-K"))

  4.4        Registration Rights Agreement dated as of February 28, 2003 among
             Doane Pet Care Company, DPC Investment Corp., Doane/Windy Hill
             Joint Venture, L.L.C., Credit Suisse First Boston LLP and J.P.
             Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to the 2002 Form 10-K)

  10.1 Amendment No. 3 to Amended and Restated Credit Agreement dated as of February 10, 2003 among Doane Pet Care Enterprises,
             Inc., Doane Pet Care Company, as borrower, Doane/Windy Hill
             Joint Venture, L.L.C., DPC Investment Corp., and JPMorgan
             Chase Bank, as administrative agent, and lenders party thereto
             (incorporated by reference to Exhibit 10.16 to the 2002 Form
             10-K)

  10.2 Amendment No. 4 to Amended and Restated Credit Agreement dated as of February 26, 2003 among Doane Pet Care Enterprises,
             Inc., Doane Pet Care Company, as borrower, Doane/Windy Hill
             Joint Venture, L.L.C., DPC Investment Corp., and JPMorgan
             Chase Bank, as administrative agent, and lenders party thereto
             (incorporated by reference to Exhibit 10.17 to the 2002 Form
             10-K)

  15.1* Letter from KPMG LLP dated April 25, 2003 regarding unaudited interim financial information

  99.1*      Accompanying Section 906 Certification of Chief Executive
             Officer

  99.2*      Accompanying Section 906 Certification of Chief Financial
             Officer

---------------
* Filed or furnished herewith, as the case may be


(b)  Reports on Form 8-K

         The following reports on Form 8-K were furnished during the first quarter of fiscal 2003:

         1. Report on Form 8-K dated February 7, 2003, was furnished pursuant to Item 9 of Form 8-K in connection with our issuance of a press release announcing our updated fiscal 2002 earnings guidance, providing fiscal 2003 earnings guidance and outlook and discussing other matters set forth therein.

         2. Report on Form 8-K dated February 7, 2003, was furnished pursuant to Item 9 of Form 8-K in connection with our issuance of a press release announcing our intention to issue $200 million in aggregate principal amount of senior notes due 2010.

         3. Report on Form 8-K dated February 21, 2003, was furnished pursuant to Item 9 of Form 8-K in connection with our issuance of a press release announcing the pricing of our previously announced senior note offering.

         4. Report on Form 8-K dated February 28, 2003, was furnished pursuant to Item 9 of Form 8-K in connection with our issuance of a press release announcing our fourth quarter and fiscal 2002 earnings and providing fiscal 2003 earnings guidance. We also announced that we had provided the Securities and Exchange Commission with certifications of our chief executive officer and chief financial officer on February 28, 2003 in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 8, 2003

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



Date: May 8, 2003


                                           /s/ DOUGLAS J. CAHILL
                                           ---------------------
                                           Douglas J. Cahill
                                           President and Chief Executive Officer
                                           Doane Pet Care Company

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



Date: May 8, 2003


                             /s/ PHILIP K. WOODLIEF
                             --------------------------------
                             Philip K. Woodlief
                             Vice President, Finance and Chief Financial Officer Doane Pet Care Company

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
  3.1        Certificate of Incorporation of Doane Pet Care Company
             (incorporated by reference to Exhibit 3.1 to Doane Pet Care
             Company's Registration Statement on Form S-1, Reg. No.
             33-98110)

  3.2        Certificate of Designations, Preferences and Rights of 14.25%
             Senior Exchangeable Preferred Stock due 2007, dated October 4,
             1995 (incorporated by reference to Exhibit 3.2 to Doane Pet
             Care Company's Annual Report on Form 10-K for the year ended
             December 29, 2001 (the "2001 Form 10-K"))

  3.3        Certificate of Amendment to Certificate of Incorporation of
             Doane Pet Care Company dated February 4, 1998 (incorporated by reference to Exhibit 3.2 to Doane Pet Care Company's Annual
             Report on Form 10-K for the year ended December 31, 1997)

  3.4        Certificate of Amendment of Certificate of Incorporation of
             Doane Pet Care Company dated November 10, 1998 (incorporated by reference to Exhibit 3.4 to the 2001 Form 10-K)

  3.5        Certificate of Amendment of Certificate of Designations,
             Preferences and Rights of 14.25% Senior Exchangeable Preferred
             Stock due 2007 dated November 11, 1998 (incorporated by reference to Exhibit 3.6 to the 2001 Form 10-K)

  3.6        Amended and Restated Bylaws of Doane Pet Care Company
             (incorporated by reference to Exhibit 3.5 to the 2001 Form
             10-K)

  4.1        Indenture dated November 12, 1998 between Doane Pet Care
             Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 of Doane Pet Care Enterprises,
             Inc.'s Registration Statement on Form S-1, Reg. No. 333-61027)

  4.2        Registration Agreement among Doane Pet Care Company,
             Donaldson, Lufkin & Jenrette Securities Corporation and Chase
             Securities Inc. dated November 12, 1998 (incorporated by reference to Exhibit 4.2 to Doane Pet Care Company's
             Registration Statement on Form S-4, Reg. No. 333-70759)

  4.3        Indenture dated February 28, 2003 among Doane Pet Care
             Company, DPC Investment Corp., Doane/Windy Hill Joint Venture,
             L.L.C. and Wilmington Trust Company (incorporated by reference to
             Exhibit 4.3 to Doane Pet Care Company's Annual Report on Form 10-K for the year ended December 28, 2002 (the "2002 Form 10-K"))

  4.4 Registration Rights Agreement dated as of February 28, 2003 among Doane Pet Care Company, DPC Investment Corp., Doane/Windy
             Hill Joint Venture, L.L.C., Credit Suisse First Boston LLP and
             J.P. Morgan Securities Inc. (incorporated by reference to
             Exhibit 4.4 to the 2002 Form 10-K)


Exhibit
Number                            Description
-------                           -----------
  10.1       Amendment No. 3 to Amended and Restated Credit Agreement dated as of February 10, 2003 among Doane Pet Care Enterprises,
             Inc., Doane Pet Care Company, as borrower, Doane/Windy Hill
             Joint Venture, L.L.C., DPC Investment Corp., and JPMorgan
             Chase Bank, as administrative agent, and lenders party thereto
             (incorporated by reference to Exhibit 10.16 to the 2002 Form
             10-K)

  10.2 Amendment No. 4 to Amended and Restated Credit Agreement dated as of February 26, 2003 among Doane Pet Care Enterprises,
             Inc., Doane Pet Care Company, as borrower, Doane/Windy Hill
             Joint Venture, L.L.C., DPC Investment Corp., and JPMorgan
             Chase Bank, as administrative agent, and lenders party thereto
             (incorporated by reference to Exhibit 10.17 to the 2002 Form
             10-K)

  15.1* Letter from KPMG LLP dated April 25, 2003 regarding unaudited interim financial information

  99.1*      Accompanying Section 906 Certification of Chief Executive
             Officer

  99.2*      Accompanying Section 906 Certification of Chief Financial
             Officer

---------------
* Filed or furnished herewith, as the case may be