Form 10-Q
period 2003-06-28
DOANE PET CARE CO
filed 2003-07-30
CIK 1002211

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

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

         As of July 30, 2003, the registrant had outstanding 1,000 shares of common stock, all of which were held by its parent, Doane Pet Care Enterprises, Inc.

================================================================================

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                              PAGE
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of June 28, 2003
         and December 28, 2002..............................................................    1

         Unaudited Condensed Consolidated Statements of Operations for the three
         months and six months ended June 28, 2003 and June 29, 2002........................    2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and
         Comprehensive Income as of and for the six months ended June 28, 2003..............    3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         six months ended June 28, 2003 and June 29, 2002...................................    4

         Notes to Unaudited Condensed Consolidated Financial Statements.....................    5

         Independent Accountants' Review Report.............................................   16

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................   17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................   26

Item 4.  Controls and Procedures............................................................   27

                                PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................   28

Signatures..................................................................................   30

Certification of Principal Executive Officer................................................   31

Certification of Principal Financial Officer................................................   32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                     JUNE 28,   DECEMBER 28,
                                                                       2003         2002
                                                                    ---------   ------------
ASSETS

Current assets:
    Cash and cash equivalents                                       $   7,913    $   7,596
    Accounts receivable, net                                          118,474      129,347
    Inventories, net                                                   62,542       63,631
    Deferred tax assets                                                 4,863        5,859
    Prepaid expenses and other current assets                          13,316        8,143
                                                                    ---------    ---------
        Total current assets                                          207,108      214,576
Property, plant and equipment, net                                    262,761      260,092
Goodwill and trademarks, net                                          371,956      363,080
Other assets                                                           34,795       32,919
                                                                    ---------    ---------
        Total assets                                                $ 876,620    $ 870,667
                                                                    =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt                            $   7,827    $   5,720
    Accounts payable                                                   88,215       93,528
    Accrued liabilities                                                55,114       56,113
                                                                    ---------    ---------
        Total current liabilities                                     151,156      155,361
Long-term debt, excluding current maturities                          562,386      548,300
Deferred tax liabilities                                                7,563        7,261
Other long-term liabilities                                             9,708       23,692
                                                                    ---------    ---------
        Total liabilities                                             730,813      734,614
                                                                    ---------    ---------
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized,
    1,200,000 shares issued and outstanding                            84,084       77,550
                                                                    ---------    ---------
Commitments and contingencies

Stockholder's equity:
    Common stock, $0.01 par value; 1,000 shares authorized,
        issued and outstanding                                              -            -
    Additional paid-in-capital                                        115,674      115,674
    Accumulated other comprehensive income                             30,590        9,558
    Accumulated deficit                                               (84,541)     (66,729)
                                                                    ---------    ---------
        Total stockholder's equity                                     61,723       58,503
                                                                    ---------    ---------
        Total liabilities and stockholder's equity                  $ 876,620    $ 870,667
                                                                    =========    =========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     ----------------------    ----------------------
                                                      JUNE 28,     JUNE 29,     JUNE 28,     JUNE 29,
                                                        2003         2002         2003         2002
                                                     ---------    ---------    ---------    ---------
Net sales                                            $ 234,476    $ 204,298    $ 494,425    $ 424,404
Cost of goods sold                                     195,967      155,532      410,556      324,724
                                                     ---------    ---------    ---------    ---------
      Gross profit                                      38,509       48,766       83,869       99,680
Operating expenses:
    Promotion and distribution                          12,797       13,074       27,207       26,393
    Selling, general and administrative                 12,373       11,503       24,481       22,577
    Amortization                                         1,163        1,093        2,317        2,191
                                                     ---------    ---------    ---------    ---------
      Income from operations                            12,176       23,096       29,864       48,519
Interest expense, net                                   14,857       16,518       28,872       29,825
Loss from debt extinguishment                                -            -       11,113            -
Other income, net                                         (414)        (467)        (585)        (635)
                                                     ---------    ---------    ---------    ---------
      Income (loss) before income taxes                 (2,267)       7,045       (9,536)      19,329
Income tax expense                                       1,137        1,858        1,742        5,669
                                                     ---------    ---------    ---------    ---------
      Net income (loss)                                 (3,404)       5,187      (11,278)      13,660

Preferred stock dividends and accretion                 (3,319)      (2,920)      (6,534)      (5,750)
                                                     ---------    ---------    ---------    ---------
      Net income (loss) available to common shares   $  (6,723)   $   2,267    $ (17,812)   $   7,910
                                                     =========    =========    =========    =========
Basic and diluted net income (loss)
    per common share                                 $  (6,723)   $   2,267    $ (17,812)   $   7,910
                                                     =========    =========    =========    =========
Basic and diluted weighted-average common
    shares outstanding                                   1,000        1,000        1,000        1,000
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

                                                                               ACCUMULATED
                                                 COMMON STOCK     ADDITIONAL      OTHER
                                              -----------------     PAID-IN   COMPREHENSIVE   ACCUMULATED
                                              SHARES    AMOUNT      CAPITAL      INCOME         DEFICIT       TOTAL
                                              ------   --------   ----------  -------------   -----------   --------
Balances at December 28, 2002                 1,000    $      -    $115,674     $  9,558       $(66,729)    $ 58,503
                                                                                                            --------
   Comprehensive income:
     Net loss                                     -           -           -            -        (11,278)     (11,278)
     Foreign currency translation                 -           -           -       20,411              -       20,411
     Unrealized gain on interest rate
       swap, net of deferred tax expense
       of $396                                    -           -           -          621              -          621
                                                                                                            --------
            Total comprehensive income                                                                         9,754
                                                                                                            --------
   Preferred stock dividends                      -           -           -            -         (5,995)      (5,995)
   Accretion of preferred stock                   -           -           -            -           (539)        (539)
                                              -----     -------    --------     --------       --------     --------
Balances at June 28, 2003                     1,000     $     -    $115,674     $ 30,590       $(84,541)    $ 61,723
                                              =====     =======    ========     ========       ========     ========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                               ----------------------
                                                                JUNE 28,     JUNE 29,
                                                                  2003         2002
                                                               ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                          $ (11,278)   $  13,660
    Items not requiring (providing) cash:
      Depreciation                                                15,120       12,804
      Amortization                                                 2,814        2,688
      Deferred income tax expense                                    757        5,065
      Non-cash interest expense                                    2,961        6,073
      Equity in joint ventures                                      (298)        (553)
      Loss from debt extinguishment                               11,113            -
      Changes in current assets and liabilities                   (6,527)      18,974
                                                               ---------    ---------
        Net cash provided by operating activities                 14,662       58,711
                                                               ---------    ---------
Cash flows from investing activities:
    Capital expenditures                                          (9,616)      (6,533)
    Proceeds from sale of assets                                     193          573
    Other, net                                                    (1,915)        (620)
                                                               ---------    ---------
        Net cash used in investing activities                    (11,338)      (6,580)
                                                               ---------    ---------
Cash flows from financing activities:
    Net repayments under revolving credit agreements             (15,000)     (38,000)
    Proceeds from issuance of long-term debt                     210,444        9,738
    Principal payments on long-term debt                        (191,215)     (21,506)
    Payments for debt issuance costs                              (7,771)      (2,695)
                                                               ---------    ---------
        Net cash used in financing activities                     (3,542)     (52,463)

Effect of exchange rate changes on cash and cash equivalents         535          550
                                                               ---------    ---------
        Increase in cash and cash equivalents                        317          218

Cash and cash equivalents, beginning of period                     7,596        6,032
                                                               ---------    ---------
Cash and cash equivalents, end of period                       $   7,913    $   6,250
                                                               =========    =========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company, or the Company, and its consolidated subsidiaries do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying year end condensed consolidated balance sheet data was derived from the Company's audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 2003 presentation.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's 2002 Annual Report on Form 10-K for the fiscal year ended December 28, 2002, or the 2002 10-K, including related exhibits. Except as noted herein, the accounting policies used in preparing these condensed consolidated financial statements are the same as those summarized in the 2002 10-K.

         The Company's fiscal year ends on the Saturday nearest to the end of December. Each quarter also ends on a Saturday with the second quarters and first six months of fiscal 2002 and 2003 ending on June 29, 2002 and June 28, 2003, respectively.

(2)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective December 29, 2002, the Company adopted Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or SFAS 145, which amends existing authoritative pronouncements to make various technical corrections, clarify meanings and describe their applicability under the changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual or infrequent or they meet the criteria for classification as an extraordinary item. In accordance with SFAS 145, the Company recognized a charge to net income in the first quarter of fiscal 2003 associated with the issuance of senior notes that does not meet the criteria for classification as an extraordinary item. See Note 4 -- "Long-Term Debt and Liquidity."

         Effective December 29, 2002, the Company adopted FASB's Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force, or EITF, has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when these costs are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 applies to exit or disposal activities initiated after December 31, 2002. The Company has not had any such exit or disposal activities since the effective date.

         Effective December 29, 2002, the Company adopted FASB's Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure, an Amendment of FASB Statement No. 123, or SFAS 148, which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. See Note 6 -- "Stock Option Plan of Parent."

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

         In May 2003, the FASB issued Statement of Financial Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, or SFAS 150. SFAS 150 requires issuers to classify as liabilities, or assets in some circumstances, three classes of freestanding financial instruments that embody obligations of the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. For mandatory redeemable financial instruments of a nonpublic entity, both as defined by SFAS 150, the statement is effective for fiscal periods beginning after December 15, 2003. In the opinion of management, the Company meets the nonpublic entity criteria of SFAS 150. As a result, beginning in the first quarter of fiscal 2004, the Company will reflect its Senior Preferred Stock (Redeemable) as a liability on its consolidated balance sheets, and the related dividends and accretion as interest expense in its consolidated statements of operations.

(3)      INVENTORIES

         A summary of inventories, net of valuation allowances, follows (in thousands):

                       JUNE 28,   DECEMBER 28,
                         2003         2002
                      ---------   ------------
Raw materials         $  13,841    $  14,957
Packaging materials      18,639       19,002
Finished goods           30,062       29,672
                      ---------    ---------
     Total            $  62,542    $  63,631
                      =========    =========

(4)      LONG-TERM DEBT AND LIQUIDITY

         A summary of long-term debt follows (in thousands):

                                        JUNE 28,    DECEMBER 28,
                                          2003          2002
                                       ---------    ------------
Revolving credit facility              $       -     $  15,000
Term loan facilities                     181,086       340,924
Sponsor facility                               -        17,245
Senior notes                             210,596             -
Senior subordinated notes                148,609       148,430
Industrial development revenue bonds      14,477        14,471
Debt of foreign subsidiaires              15,445        17,950
                                       ---------     ---------
                                         570,213       554,020
Less: Current maturities                  (7,827)       (5,720)
                                       ---------     ---------
     Total                             $ 562,386     $ 548,300
                                       =========     =========

         In February 2003, the Company issued $213.0 million in aggregate principal amount of 10 3/4% senior notes due March 1, 2010 at a price of 98.8% of par, with interest payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2003. The net proceeds from the 10 3/4% senior notes were used to repay $169.3 million of the Company's Amended Credit Facility and $33.3 million was used to repay the Sponsor Facility in full. The senior notes are unconditionally guaranteed on a senior unsecured basis by the Company's domestic subsidiaries.

         In conjunction with the issuance of the 10 3/4% senior notes, the Company amended its Amended Credit Facility. These amendments provided for, among other things: (1) the issuance of the 10 3/4% senior notes and repayment of the Sponsor Facility; (2) the repayment of a portion of the Term Loan Facilities and Revolving Credit

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Facility under the Company's Amended Credit Facility in order of forward maturity; (3) less restrictive covenants on capital expenditures, investments and other activities; (4) the elimination of certain financial covenants and revision of other financial covenants; (5) the elimination of the Excess Leverage Fee; (6) the elimination of the fixed rate debt percentage requirement; and (7) the permanent reduction of the Revolving Credit Facility from $75.0 million to $60.0 million.

         As of June 28, 2003, the Company's Amended Credit Facility provided for total commitments of a Euro 32.8 million Euro Term Loan Facility ($37.5 million assuming a Euro to USD exchange rate of 1.1427) and $203.6 million, consisting of a $143.6 million USD Term Loan Facility and a $60.0 million Revolving Credit Facility, with a $20.0 million sub-limit for issuance of letters of credit.

         As of June 28, 2003, the principal amounts due under the Company's senior credit facility and the final maturity dates, unless terminated sooner upon an event of default, were as follows (in thousands):

                                                        MATURITIES BY FISCAL YEAR
                                                -----------------------------------------
                              FINAL MATURITY      2004       2005        2006      TOTAL
                            -----------------   --------   --------   --------   --------
Revolving Credit Facility   March 31, 2005      $      -   $      -   $      -   $      -
Euro Term Loan Facility     December 30, 2005          -     37,500          -     37,500
USD Term Loan Facility:
    Tranche A               March 31, 2005         9,760      5,000          -     14,760
    Tranche B               December 31, 2005          -     86,235          -     86,235
    Tranche C               December 31, 2006          -          -     42,591     42,591
                                                --------   --------   --------   --------
       Total                                    $  9,760   $128,735   $ 42,591   $181,086
                                                ========   ========   ========   ========

         At June 28, 2003, the Company had no outstanding borrowings under its Revolving Credit Facility and $4.3 million of letters of credit outstanding, resulting in $55.7 million of availability under its Revolving Credit Facility. Availability of funds under the Amended Credit Facility is subject to certain customary terms and conditions.

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

(5)      ACCRUALS FOR RESTRUCTURING COSTS

         A roll-forward of the Company's accrued restructuring costs for fiscal 2003 through June 28, 2003 follows (in thousands):

                                                SIX MONTHS ENDED
                                                    JUNE 28,
                                                      2003
                                               ------------------
Balance at December 28, 2002                        $ 2,752

    Cash payments                                      (754)
                                                    -------
Balance at June 28, 2003                            $ 1,998
                                                    =======

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

         The future expected payout of the Company's accrued restructuring costs as of June 28, 2003 follows (in thousands):

FISCAL YEARS ENDING    PAYOUT
-------------------    ------
2003                   $1,742
2004                      256
                       ------
  Total                $1,998
                       ======

(6)      STOCK OPTION PLAN OF PARENT

         The Company and its Parent have elected to continue to follow Accounting Principle Board's, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB Opinion No. 25, to account for fixed stock awards granted to employees; however, if the Company adopted SFAS 123 to account for fixed stock awards granted to employees, the Company's net income (loss) and basic and diluted net income (loss) per common share for the three months and six months ended June 29, 2002 and June 28, 2003 would have been adjusted as follows (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 ---------------------   ---------------------
                                                  JUNE 28,    JUNE 29,    JUNE 28,    JUNE 29,
                                                    2003        2002        2003        2002
                                                 ---------   ---------   ---------   ---------
Net income (loss) available to common shares,
    as reported                                  $ (6,723)   $  2,267    $(17,812)   $  7,910
    Less: Total stock-based employee
      compensation expense determined based on
      the fair value method for all awards,
      net of income tax benefit                        (2)        (32)         (4)        (64)
                                                 --------    --------    --------    --------
Pro forma net income (loss) available to
    common shares                                $ (6,725)   $  2,235    $(17,816)   $  7,846
                                                 ========    ========    ========    ========
Earnings per share:
    Basic and diluted net income (loss) per
      common share, as reported                  $ (6,723)   $  2,267    $(17,812)   $  7,910
                                                 ========    ========    ========    ========
    Basic and diluted net income (loss) per
      common share, pro forma                    $ (6,725)   $  2,235    $(17,816)   $  7,846
                                                 ========    ========    ========    ========

         Pro forma information regarding net income (loss) and basic and diluted net income (loss) per common share has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS 123 under the assumptions of a risk free rate of return of 3.60% for the three months and six months ended June 29, 2002 and June 28, 2003, and an expected life of options ranging from 5 to 10 years. The Company has no present plans to pay dividends on its common stock. The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income
(loss) for future years.

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

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

(8)      FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

         Unaudited condensed consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of June 28, 2003 and December 28, 2002 and for the three months and six months ended June 28, 2003 and June 29, 2002 is disclosed to comply with the reporting requirements of the Company's guarantor subsidiaries. The guarantor subsidiaries are wholly-owned domestic subsidiaries of the Company which have fully and unconditionally guaranteed the Company's 10 3/4% Senior Notes due March 1, 2010 and the Company's 9 3/4% Senior Subordinated Notes due May 15, 2007. The non-guarantor subsidiaries are wholly-owned foreign subsidiaries of the Company which have not fully and unconditionally guaranteed the Company's 10 3/4% Senior Notes due March 1, 2010 or the Company's 9 3/4% Senior Subordinated Notes due May 15, 2007. See Note 9 -- "Long-Term Debt and Liquidity" in the Company's 2002 10-K. Unaudited condensed consolidated financial information follows (in thousands):

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                                                JUNE 28, 2003
                                                             -----------------------------------------------------
                                                                             NON-      INTERCOMPANY
                                                             GUARANTOR    GUARANTOR    ELIMINATIONS   CONSOLIDATED
                                                             ----------   ----------   ------------   ------------
ASSETS

    Current assets:
       Cash and cash equivalents                             $      81    $   7,832     $       -      $   7,913
       Accounts receivable, net                                 72,619       45,855             -        118,474
       Inventories, net                                         39,792       22,750             -         62,542
       Deferred tax assets                                       4,863            -             -          4,863
       Prepaid expenses and other current assets                10,460        2,856             -         13,316
                                                             ---------    ---------     ---------      ---------
          Total current assets                                 127,815       79,293             -        207,108

    Property, plant and equipment, net                         157,256      105,505             -        262,761
    Goodwill and trademarks, net                               267,730      104,226             -        371,956
    Other assets                                               239,680       11,428      (216,313)        34,795
                                                             ---------    ---------     ---------      ---------
          Total assets                                       $ 792,481    $ 300,452     $(216,313)     $ 876,620
                                                             =========    =========     =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Current maturities of long-term debt                  $   3,510    $   4,317     $       -      $   7,827
       Accounts payable                                         49,940       38,275             -         88,215
       Accrued liabilities                                      40,150       14,964             -         55,114
                                                             ---------    ---------     ---------      ---------
          Total current liabilities                             93,600       57,556             -        151,156

    Long-term debt, excluding current maturities               551,258      167,319      (156,191)       562,386
    Deferred tax liabilities                                     5,871        1,692             -          7,563
    Other long-term liabilities                                  9,708            -             -          9,708
                                                             ---------    ---------     ---------      ---------
          Total liabilities                                    660,437      226,567      (156,191)       730,813
                                                             ---------    ---------     ---------      ---------
    Senior Preferred Stock (Redeemable), 3,000,000 shares
       authorized, 1,200,000 shares issued and outstanding      84,084            -             -         84,084
                                                             ---------    ---------     ---------      ---------
    Commitments and contingencies

    Stockholder's equity:
       Common stock, $0.01 per share; 1,000 shares
          authorized, issued and outstanding                         -            -             -              -
       Additional paid-in-capital                              115,674       60,590       (60,590)       115,674
       Accumulated other comprehensive income (loss)           (14,289)      44,411           468         30,590
       Accumulated deficit                                     (53,425)     (31,116)            -        (84,541)
                                                             ---------    ---------     ---------      ---------
          Total stockholder's equity                            47,960       73,885       (60,122)        61,723
                                                             ---------    ---------     ---------      ---------
          Total liabilities and stockholder's equity         $ 792,481    $ 300,452     $(216,313)     $ 876,620
                                                             =========    =========     =========      =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                                                DECEMBER 28, 2002
                                                             -----------------------------------------------------
                                                                             NON-      INTERCOMPANY
                                                             GUARANTOR    GUARANTOR    ELIMINATIONS   CONSOLIDATED
                                                             ----------   ----------   ------------   ------------
ASSETS

    Current assets:
       Cash and cash equivalents                             $      57    $   7,539     $       -      $   7,596
       Accounts receivable, net                                 86,190       43,157             -        129,347
       Inventories, net                                         43,068       20,563             -         63,631
       Deferred tax assets                                       5,859            -             -          5,859
       Prepaid expenses and other current assets                 6,853        1,290             -          8,143
                                                             ---------    ---------     ---------      ---------
          Total current assets                                 142,027       72,549             -        214,576

    Property, plant and equipment, net                         160,757       99,335             -        260,092
    Goodwill and trademarks, net                               267,376       95,704             -        363,080
    Other assets                                               230,170       10,709      (207,960)        32,919
                                                             ---------    ---------     ---------      ---------
          Total assets                                       $ 800,330    $ 278,297     $(207,960)     $ 870,667
                                                             =========    =========     =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Current maturities of long-term debt                     $    -    $   5,720     $       -      $   5,720
       Accounts payable                                         59,218       34,310             -         93,528
       Accrued liabilities                                      44,758       11,355             -         56,113
                                                             ---------    ---------     ---------      ---------
          Total current liabilities                            103,976       51,385             -        155,361

    Long-term debt, excluding current maturities               536,069      172,636      (160,405)       548,300
    Deferred tax liabilities                                     5,571        1,690             -          7,261
    Other long-term liabilities                                 23,692            -             -         23,692
                                                             ---------    ---------     ---------      ---------
          Total liabilities                                    669,308      225,711      (160,405)       734,614
                                                             ---------    ---------     ---------      ---------
    Senior Preferred Stock (Redeemable), 3,000,000 shares
       authorized, 1,200,000 shares issued and outstanding      77,550            -             -         77,550
                                                             ---------    ---------     ---------      ---------
    Commitments and contingencies

    Stockholder's equity:
       Common stock, $0.01 per share; 1,000 shares
          authorized, issued and outstanding                         -            -             -              -
       Additional paid-in-capital                              115,674       47,690       (47,690)       115,674
       Accumulated other comprehensive income (loss)           (16,868)      26,291           135          9,558
       Accumulated deficit                                     (45,334)     (21,395)            -        (66,729)
                                                             ---------    ---------     ---------      ---------
          Total stockholder's equity                            53,472       52,586       (47,555)        58,503
                                                             ---------    ---------     ---------      ---------
          Total liabilities and stockholder's equity         $ 800,330    $ 278,297     $(207,960)     $ 870,667
                                                             =========    =========     =========      =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                        THREE MONTHS ENDED JUNE 28, 2003
                                                      -------------------------------------
                                                                      NON-
                                                      GUARANTOR    GUARANTOR   CONSOLIDATED
                                                      ----------   ----------  ------------
Net sales                                             $ 175,882    $  58,594    $ 234,476
Cost of goods sold                                      149,489       46,478      195,967
                                                      ---------    ---------    ---------
       Gross profit                                      26,393       12,116       38,509

Operating expenses:
    Promotion and distribution                            6,470        6,327       12,797
    Selling, general and administrative                   8,064        4,309       12,373
    Amortization                                            982          181        1,163
                                                      ---------    ---------    ---------
       Income from operations                            10,877        1,299       12,176

Interest expense, net                                     8,363        6,494       14,857
Other income, net                                          (405)          (9)        (414)
                                                      ---------    ---------    ---------
       Income (loss) before income taxes                  2,919       (5,186)      (2,267)
Income tax expense                                          900          237        1,137
                                                      ---------    ---------    ---------
       Net income (loss)                                  2,019       (5,423)      (3,404)

Preferred stock dividends and accretion                  (3,319)           -       (3,319)
                                                      ---------    ---------    ---------
       Net loss available to common shares            $  (1,300)   $  (5,423)   $  (6,723)
                                                      =========    =========    =========

                                                        THREE MONTHS ENDED JUNE 29, 2002
                                                      -------------------------------------
                                                                      NON-
                                                      GUARANTOR    GUARANTOR   CONSOLIDATED
                                                      ----------   ----------  ------------
Net sales                                             $ 161,594    $  42,704    $ 204,298
Cost of goods sold                                      123,953       31,579      155,532
                                                      ---------    ---------    ---------
       Gross profit                                      37,641       11,125       48,766

Operating expenses:
    Promotion and distribution                            7,961        5,113       13,074
    Selling, general and administrative                   7,962        3,541       11,503
    Amortization                                            929          164        1,093
                                                      ---------    ---------    ---------
       Income from operations                            20,789        2,307       23,096

Interest expense, net                                    11,706        4,812       16,518
Other income, net                                          (222)        (245)        (467)
                                                      ---------    ---------    ---------
       Income (loss) before income taxes                  9,305       (2,260)       7,045
Income tax expense (benefit)                              2,028         (170)       1,858
                                                      ---------    ---------    ---------
       Net income (loss)                                  7,277       (2,090)       5,187

Preferred stock dividends and accretion                  (2,920)           -       (2,920)
                                                      ---------    ---------    ---------
       Net income (loss) available to common shares   $   4,357    $  (2,090)   $   2,267
                                                      =========    =========    =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                         SIX MONTHS ENDED JUNE 28, 2003
                                                      -------------------------------------
                                                                      NON-
                                                      GUARANTOR    GUARANTOR   CONSOLIDATED
                                                      ----------   ----------  ------------
Net sales                                             $ 377,727    $ 116,698    $ 494,425
Cost of goods sold                                      320,739       89,817      410,556
                                                      ---------    ---------    ---------
       Gross profit                                      56,988       26,881       83,869

Operating expenses:
    Promotion and distribution                           14,506       12,701       27,207
    Selling, general and administrative                  16,103        8,378       24,481
    Amortization                                          1,942          375        2,317
                                                      ---------    ---------    ---------
       Income from operations                            24,437        5,427       29,864

Interest expense, net                                    14,704       14,168       28,872
Loss from debt extinguishment                            11,113            -       11,113
Other expense (income), net                                (723)         138         (585)
                                                      ---------    ---------    ---------
       Loss before income taxes                            (657)      (8,879)      (9,536)
Income tax expense                                          900          842        1,742
                                                      ---------    ---------    ---------
       Net loss                                          (1,557)      (9,721)     (11,278)

Preferred stock dividends and accretion                  (6,534)           -       (6,534)
                                                      ---------    ---------    ---------
       Net loss available to common shares            $  (8,091)   $  (9,721)   $ (17,812)
                                                      =========    =========    =========

                                                         SIX MONTHS ENDED JUNE 29, 2002
                                                      -------------------------------------
                                                                      NON-
                                                      GUARANTOR    GUARANTOR   CONSOLIDATED
                                                      ----------   ----------  ------------
Net sales                                             $ 337,494    $  86,910    $ 424,404
Cost of goods sold                                      259,569       65,155      324,724
                                                      ---------    ---------    ---------
       Gross profit                                      77,925       21,755       99,680

Operating expenses:
    Promotion and distribution                           16,804        9,589       26,393
    Selling, general and administrative                  16,112        6,465       22,577
    Amortization                                          1,867          324        2,191
                                                      ---------    ---------    ---------
       Income from operations                            43,142        5,377       48,519

Interest expense, net                                    19,531       10,294       29,825
Other expense (income), net                                (816)         181         (635)
                                                      ---------    ---------    ---------
       Income (loss) before income taxes                 24,427       (5,098)      19,329
Income tax expense (benefit)                              6,109         (440)       5,669
                                                      ---------    ---------    ---------
       Net income (loss)                                 18,318       (4,658)      13,660

Preferred stock dividends and accretion                  (5,750)           -       (5,750)
                                                      ---------    ---------    ---------
       Net income (loss) available to common shares   $  12,568    $  (4,658)   $   7,910
                                                      =========    =========    =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                            SIX MONTHS ENDED JUNE 28, 2003
                                                       ---------------------------------------
                                                                       NON-
                                                       GUARANTOR    GUARANTOR     CONSOLIDATED
                                                       ---------  -------------   ------------
Cash flows from operating activities:
   Net loss                                            $  (1,557)     $  (9,721)     $ (11,278)
   Items not requiring (providing) cash:
      Depreciation and amortization                       10,627          7,307         17,934
      Deferred income tax expense (benefit)                  900           (143)           757
      Loss from debt extinguishment                       11,113              -         11,113
      Other non-cash charges (income), net                 2,778           (115)         2,663
      Changes in current assets and liabilities          (20,310)        13,783         (6,527)
                                                       ---------      ---------      ---------
           Net cash provided by operating activities       3,551         11,111         14,662
                                                       ---------      ---------      ---------
Cash flows from investing activities:
   Capital expenditures                                   (4,766)        (4,850)        (9,616)
   Proceeds from sale of assets                               27            166            193
   Other, net                                              2,631         (4,546)        (1,915)
                                                       ---------      ---------      ---------
           Net cash used in investing activities          (2,108)        (9,230)       (11,338)
                                                       ---------      ---------      ---------
Cash flows from financing activities:
   Net repayments under revolving credit agreements      (15,000)             -        (15,000)
   Proceeds from issuance of long-term debt              210,444              -        210,444
   Principal payments on long-term debt                 (189,092)        (2,123)      (191,215)
   Payments for debt issuance costs                       (7,771)             -         (7,771)
                                                       ---------      ---------      ---------
           Net cash used in financing activities          (1,419)        (2,123)        (3,542)
Effect of exchange rate changes on cash and cash
   equivalents                                                 -            535            535
                                                       ---------      ---------      ---------
           Increase in cash and cash equivalents              24            293            317
Cash and cash equivalents, beginning of period                57          7,539          7,596
                                                       ---------      ---------      ---------
Cash and cash equivalents, end of period               $      81      $   7,832      $   7,913
                                                       =========      =========      =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                                                                    SIX MONTHS ENDED JUNE 29, 2002
                                                                ---------------------------------------
                                                                                 NON-
                                                                GUARANTOR     GUARANTOR    CONSOLIDATED
                                                                ---------   -------------  ------------
Cash flows from operating activities:
   Net income (loss)                                             $ 18,318    $  (4,658)      $ 13,660
   Items not requiring (providing) cash:
      Depreciation and amortization                                 9,907        5,585         15,492
      Deferred income tax expense (benefit)                         6,109       (1,044)         5,065
      Other non-cash charges, net                                   5,281          239          5,520
      Changes in current assets and liabilities                    10,698        8,276         18,974
                                                                 --------    ---------       --------
           Net cash provided by operating activities               50,313        8,398         58,711
                                                                 --------    ---------       --------
Cash flows from investing activities:
   Capital expenditures                                            (3,580)      (2,953)        (6,533)
   Proceeds from sale of assets                                         3          570            573
   Other, net                                                       3,652       (4,272)          (620)
                                                                 --------    ---------       --------
           Net cash provided by (used in) investing activities         75       (6,655)        (6,580)
                                                                 --------    ---------       --------
Cash flows from financing activities:
   Net repayments under revolving credit agreements               (38,000)           -        (38,000)
   Proceeds from issuance of long-term debt                             -        9,738          9,738
   Principal payments on long-term debt                           (11,571)      (9,935)       (21,506)
   Payments for debt issuance costs                                (2,695)           -         (2,695)
                                                                 --------    ---------       --------
           Net cash used in financing activities                  (52,266)        (197)       (52,463)
Effect of exchange rate changes on cash and cash equivalents            -          550            550
                                                                 --------    ---------       --------
           Increase (decrease) in cash and cash equivalents        (1,878)       2,096            218
Cash and cash equivalents, beginning of period                      1,950        4,082          6,032
                                                                 --------    ---------       --------
Cash and cash equivalents, end of period                         $     72    $   6,178       $  6,250
                                                                 ========    =========       ========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company:

We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and subsidiaries as of June 28, 2003, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 28, 2003 and June 29, 2002, the condensed consolidated statement of stockholder's equity and comprehensive income as of and for the six-month period ended June 28, 2003 and the condensed consolidated statements of cash flows for the six-month periods ended June 28, 2003 and June 29, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Nashville, Tennessee
July 24, 2003

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

         - our ability to finance our debt service requirements under our senior credit facility and our other debt and to comply with the financial covenants under our debt agreements;

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

         -    risks related to our international operations; and

         - the outcome of any legal proceedings to which we or our subsidiaries may be a party.

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

CRITICAL ACCOUNTING POLICIES

         Accounts receivable allowance. As of June 28, 2003, our gross accounts receivable were $122.9 million. We had a valuation allowance of $4.4 million as of June 28, 2003, primarily for doubtful accounts and outstanding deductions with customers. Our policy is to estimate our allowance by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise our allowances against accounts receivable as we receive more information on this matter or as we assess other factors impacting the realizability of our accounts receivable.

         Inventories valuation allowance. As of June 28, 2003, our gross inventories were $67.3 million. We had a valuation allowance for obsolescence of $4.8 million as of June 28, 2003, primarily related to packaging inventories. Our policy is to estimate our allowance based on specific identification of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. We may revise our allowance against inventories as we receive more information on this matter or as we assess other factors impacting the realizability of our inventories.

         Deferred tax assets. As of June 28, 2003, our federal net operating loss, or NOL, carryforwards were approximately $99.3 million and our foreign NOL carryforwards were approximately $5.5 million. Our gross deferred tax assets, including federal, foreign, state and local NOL carryforwards, were approximately $48.8 million as of June 28, 2003 and our gross deferred tax liabilities were approximately $42.0 million. The realization of our deferred tax assets depends upon our ability to generate sufficient taxable income during the periods in which our deferred tax assets may be utilized. As of June 28, 2003, we had valuation allowances of $6.3 million against U.S. federal and state deferred tax assets and $3.2 million against foreign deferred tax assets that take into consideration tax planning strategies, historical and projected earnings, and the future reversal of taxable temporary differences. Management will continue to assess in future periods whether it is more likely than not that we will realize the benefit of our existing deferred tax assets. We currently expect to record valuation allowances against deferred tax assets that we generate in the near future.

         Goodwill and trademarks. As of June 28, 2003, our net goodwill and other intangible assets totaled $372.0 million. Our accounting policy is to test the fair value of goodwill and other intangible assets for impairment in accordance with Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142.

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

         Statements of operations data. The following table sets forth our statements of operations data expressed as a percentage of net sales for the periods indicated, which together with the discussion that follows the table, is based on our accompanying unaudited condensed consolidated financial statements and notes thereto (in thousands, except percentages):

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                          ------------------------------------------  -------------------------------------
                                                JUNE 28, 2003        JUNE 29, 2002      JUNE 28, 2003       JUNE 29, 2002
                                          ----------------------   -----------------  -----------------   -----------------
Net sales                                 $   234,476     100.0%   $204,298   100.0%  $ 494,425  100.0%   $424,404   100.0%
Cost of goods sold                            195,967      83.6     155,532    76.1     410,556   83.0     324,724    76.5
                                          -----------     -----    --------   -----   ---------  -----    --------   -----
     Gross profit                              38,509      16.4      48,766    23.9      83,869   17.0      99,680    23.5
Operating expenses:
   Promotion and distribution                  12,797       5.4      13,074     6.4      27,207    5.5      26,393     6.2
   Selling, general and administrative         12,373       5.3      11,503     5.6      24,481    5.0      22,577     5.3
   Amortization                                 1,163       0.5       1,093     0.5       2,317    0.5       2,191     0.5
                                          -----------     -----    --------   -----   ---------  -----    --------   -----
     Income from operations                    12,176       5.2      23,096    11.4      29,864    6.0      48,519    11.5

Interest expense, net                          14,857       6.4      16,518     8.1      28,872    5.8      29,825     7.0
Loss from debt extinguishment                       -         -           -       -      11,113    2.2           -       -
Other income, net                                (414)     (0.2)       (467)   (0.2)       (585)  (0.1)       (635)   (0.1)
                                          -----------     -----    --------   -----   ---------  -----    --------   -----
     Income (loss) before income taxes         (2,267)     (1.0)      7,045     3.5      (9,536)  (1.9)     19,329     4.6
Income tax expense                              1,137       0.5       1,858     0.9       1,742    0.4       5,669     1.4
                                          -----------     -----    --------   -----   ---------  -----    --------   -----
     Net income (loss)                    $    (3,404)     (1.5)%  $  5,187     2.6%  $ (11,278)  (2.3)%  $ 13,660     3.2%
                                          ===========     =====    ========   =====   =========  =====    ========   =====

THREE MONTHS ENDED JUNE 28, 2003 COMPARED TO THREE MONTHS ENDED JUNE 29, 2002

         Net sales. Net sales for the second quarter of fiscal 2003 increased 14.8% to $234.5 million from $204.3 million in the 2002 second quarter. Excluding the impact of foreign currency exchange fluctuations, net sales increased 9.2% for the 2003 second quarter primarily due to the increase in our sales volume from new business in 2002.

         Gross profit. Gross profit for the second quarter of fiscal 2003 decreased 21.0%, or $10.3 million, to $38.5 million from $48.8 million in the 2002 second quarter. This decrease was primarily due to higher commodity and natural gas costs, partially offset by the increase in our sales volume and the favorable impact of foreign currency exchange fluctuations. In addition, we had a $4.0 million decrease in our gross profit due to the volatility of commodity prices under SFAS 133 fair value accounting of our commodity derivative instruments, which resulted in a $3.0 million reduction in our cost of goods sold in the 2003 second quarter compared to a $7.0 million reduction in our cost of goods sold in the 2002 second quarter.

         Promotion and distribution. Promotion and distribution expenses for the second quarter of fiscal 2003 decreased 2.1% to $12.8 million from $13.1 million in the 2002 second quarter. As a percentage of net sales, promotion and distribution expenses decreased 1.0% resulting from the mix of business in the 2003 second quarter requiring less promotions than in the 2002 second quarter.

         Selling, general and administrative. Selling, general and administrative expenses for the second quarter of fiscal 2003 increased 7.6% to $12.4 million from $11.5 million in the 2002 second quarter primarily due to the impact of foreign currency exchange fluctuations.

         Amortization. Amortization expense, which relates to intangible assets with estimable useful lives, for the second quarter of fiscal 2003 was $1.2 million compared to $1.1 million in the 2002 second quarter.

         Interest expense, net. Interest expense, net of interest income, for the second quarter of fiscal 2003 decreased 10.1% to $14.9 million from $16.5 million in the 2002 second quarter. This decrease was primarily due to the elimination of the excess leverage fee accrual under our senior credit facility and a decrease in interest rates associated with our floating rate debt, partially offset by a higher interest rate on the portion of our long-term debt refinanced in February 2003. See "-- Liquidity and Capital Resources -- Debt."

         Income tax expense. We recognized income tax expense of $1.1 million for the second quarter of fiscal 2003 compared to $1.9 million for the 2002 second quarter. We recorded valuation allowances against deferred tax assets generated during these periods of $3.7 million in the 2003 second quarter and

$0.6 million in the 2002 second quarter. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the valuation allowances described above and the tax benefit arising from certain foreign tax planning strategies.

SIX MONTHS ENDED JUNE 28, 2003 COMPARED TO SIX MONTHS ENDED JUNE 29, 2002

         Net sales. Net sales for the first six months of fiscal 2003 increased 16.5% to $494.4 million from $424.4 million in the first six months of 2002. Excluding the impact of foreign currency exchange fluctuations, net sales increased 11.3% for the 2003 period primarily due to the increase in our sales volume from new business in 2002.

         Gross profit. Gross profit for the first six months of fiscal 2003 decreased 15.9%, or $15.8 million, to $83.9 million from $99.7 million in the first six months of 2002. This decrease was primarily due to higher commodity and natural gas costs, partially offset by the increase in our sales volume and the favorable impact of foreign currency exchange fluctuations. In addition, we had a $10.3 million decrease in our gross profit due to the volatility of commodity prices under SFAS 133 fair value accounting of our commodity derivative instruments, which resulted in a $3.5 million reduction in our cost of goods sold in the 2003 period compared to a $13.8 million reduction in our cost of goods sold in the 2002 period.

         Promotion and distribution. Promotion and distribution expenses for the first six months of fiscal 2003 increased 3.1% to $27.2 million from $26.4 million in the first six months of 2002 primarily due to the increase in net sales. As a percentage of net sales, promotion and distribution expenses decreased 0.7% resulting from the mix of business in the 2003 period requiring less promotions than in the 2002 period.

         Selling, general and administrative. Selling, general and administrative expenses for the first six months of fiscal 2003 increased 8.4% to $24.5 million from $22.6 million in the first six months of 2002 primarily due to the impact of foreign currency exchange fluctuations.

         Amortization. Amortization expense, which relates to intangible assets with estimable useful lives, for the first six months of fiscal 2003 was $2.3 million compared to $2.2 million in the first six months of 2002.

         Interest expense, net. Interest expense, net of interest income, for the first six months of fiscal 2003 decreased 3.2% to $28.9 million from $29.8 million in the first six months of 2002. This decrease was primarily due to the elimination of the excess leverage fee accrual under our senior credit facility and a decrease in interest rates associated with our floating rate debt, partially offset by a higher interest rate on the portion of our long-term debt refinanced in February 2003. See "-- Liquidity and Capital Resources -- Debt."

         Loss from debt extinguishment. We incurred a loss from debt extinguishment of $11.1 million in the first six months of fiscal 2003. This pre-tax charge included: (1) a $4.0 million write-off of deferred financing costs, primarily related to our senior credit facility; (2) a charge of $7.6 million for the accretion of our sponsor facility to face value; (3) a charge of $6.2 million realized foreign currency translation loss as a result of retiring a portion of our Euro term loan facility with a corresponding credit to accumulated other comprehensive income; and (4) a credit of $6.7 million for the reversal of the excess leverage fee accrual.

         Income tax expense. We recognized income tax expense of $1.7 million for the first six months of fiscal 2003 compared to $5.7 million for the first six months of 2002. We recorded valuation allowances against deferred tax assets that were generated during these periods of $8.8 million in the 2003 period and $0.6 million in the 2002 period. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the valuation allowances described above and the tax benefit arising from certain foreign tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and issuance of other term indebtedness. At June 28, 2003, we had working capital of $56.0 million.

Cash Flows

         Net cash provided by our operating activities was $14.7 million for the first six months of fiscal 2003 compared to $58.7 million in the first six months of 2002. This decrease was primarily due to an unfavorable change in working capital and the impact of higher commodity and natural gas costs on net income (loss). The unfavorable change in working capital was primarily due to higher sales activity in the 2003 period, an $8.3 million interest payment in the 2003 period on the sponsor facility that was repaid in full with a portion of the net proceeds from our senior note offering, as well as an unusually favorable change in working capital in the 2002 period.

         Net cash used in our investing activities was $11.3 million for the first six months of fiscal 2003 compared to $6.6 million in the first six months of 2002. Capital expenditures for the first six months of fiscal 2003 were $9.6 million compared to $6.5 million in the 2002 period.

         Net cash used in financing activities was $3.5 million for the first six months of fiscal 2003 compared to $52.5 million in the first six months of 2002. In the 2003 period, we received $210.4 million of gross proceeds from the issuance of our senior notes that was used to repay a portion of the outstanding debt under our senior credit facility and repay our sponsor facility in full. In addition, we paid transaction fees and expenses in the 2003 period in connection with the issuance of our senior notes and amendments to our senior credit facility. In the 2002 period, we refinanced certain foreign debt, paid related transaction costs and used cash provided by operating activities to paydown our revolving credit facility.

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

         Amendments to senior credit facility. In conjunction with the issuance of our senior notes, we amended our senior credit facility, effective as of February 28, 2003. The amendments provided for, among other things: (1) the concurrent issuance of our senior notes and repayment of our sponsor facility;
(2) the repayment of a portion of the term loans and revolving credit facility under our senior credit facility in order of forward maturity; (3) less restrictive covenants on capital expenditures, investments and certain other activities; (4) the elimination of certain financial covenants and the revision of other financial covenants; (5) the elimination of the excess leverage fee;
(6) the elimination of the fixed rate debt percentage requirement; and (7) the permanent reduction in our revolving credit facility from $75.0 million to $60.0 million.

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

         The facilities. As of June 28, 2003, our senior credit facility provided for total commitments as follows:

         - a Euro 32.8 million Euro term loan facility ($37.5 million assuming a Euro to USD exchange rate of 1.1427); and

         -    $203.6 million, consisting of

              --   a $143.6 million USD term loan facility; and

              -- a $60.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of letters of credit.

         Availability of funds under our senior credit facility is subject to certain customary terms and conditions.

         Interest rates. All loans under our senior credit facility bear interest at the higher of the Euro dollar rate plus 4.75%, or the prime rate of the administrative agent plus 3.75%, until maturity. As of June 28, 2003, our Euro term facility bore interest at 6.91%, our USD term facility bore interest at 7.50% and our revolving credit facility bore interest at 7.75%.

         Amortization of outstanding indebtedness. As of June 28, 2003, the principal amounts due under our senior credit facility and the final maturity dates, unless terminated sooner upon an event of default, were as follows (in thousands):

                                                              MATURITIES BY FISCAL YEAR
                                                    --------------------------------------------
                               FINAL MATURITY         2004       2005        2006        TOTAL
                             -----------------      -------   ---------    --------    ---------
Revolving credit facility    March 31, 2005         $     -   $       -    $      -    $       -
Euro term loan facility      December 30, 2005            -      37,500           -       37,500
USD term loan facility:
    Tranche A                March 31, 2005           9,760       5,000           -       14,760
    Tranche B                December 31, 2005            -      86,235           -       86,235
    Tranche C                December 31, 2006            -           -      42,591       42,591
                                                    -------   ---------    --------    ---------
       Total                                        $ 9,760   $ 128,735    $ 42,591    $ 181,086
                                                    =======   =========    ========    =========

         As of June 28, 2003, we had no borrowings outstanding under our revolving credit facility and $4.3 million of letters of credit outstanding, resulting in $55.7 million of availability under our revolving credit facility.

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

         -    material judgments;

         -    certain ERISA events; and

         -    change of control or ownership.

Liquidity

         As of June 28, 2003, we had $55.7 million of remaining availability under the revolving credit facility portion of our senior credit facility out of a total availability of $60.0 million. We believe that cash flows generated from our business, together with future borrowings, will be sufficient for the foreseeable future to enable us to make interest payments on our debt and to provide us with the necessary liquidity for operational and capital requirements in the current operating environment. We may be required, however, to refinance all or a portion of the principal amount of our outstanding debt on or prior to maturity or a mandatory redemption date. We also believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and at the same time fund the planned expansion and customer requirements for fiscal 2003.

         As of June 28, 2003, the expected future payout of our accrued restructuring cost is $1.7 million in the second half of fiscal 2003 and $0.3 million in fiscal 2004.

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

COMMITMENTS AND CONTINGENCIES

         We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements; however, these requirements may change in the future and we may incur material costs in the future to comply with these requirements or in connection with the effect of these matters on our business.

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

INFLATION AND CHANGES IN PRICES

         Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. Our results of operations have been exposed to volatility in the commodity and natural gas markets in the past and may be exposed to such volatility in the future.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         See Note 2 - "Recently Issued Accounting Pronouncements" in the accompanying unaudited condensed consolidated financial statements for a discussion of the impact, if any, to the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

         Commodity price risk. We seek to manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. At June 28, 2003, we had open commodity contracts with a fair value loss of $1.4 million.

         Based upon an analysis we completed as of June 28, 2003 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $2.1 million.

         Although we seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and may in the future. The use of futures contracts also reduces our ability to take advantage of short term reductions in raw material prices. If one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

         Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our domestic floating rate debt, which totaled $181.1 million at June 28, 2003. Of that amount, $60.0 million of our domestic floating rate debt was hedged by interest rate swap contracts and $50.0 million was hedged by an interest rate cap contract. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Amounts received or paid under interest rate swap contracts and interest rate cap contracts are recorded as interest income (expense) in our accompanying unaudited condensed consolidated statements of operations. Changes in fair value of interest rate swap contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income
(loss), net of deferred taxes, in our accompanying unaudited condensed consolidated financial statements until they are realized, at which point, they are recognized in interest expense, net, in the accompanying unaudited condensed consolidated statements of operations. As of June 28, 2003, we had a cumulative unrealized loss on our interest rate swap contracts of $1.2 million, or $0.7 million net of deferred tax benefit, that has been recognized in accumulated other comprehensive income (loss) in our accompanying unaudited condensed consolidated financial statements.

         Accordingly, our net income is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our current floating rate debt and interest rate swap and cap contracts, our net income would decrease by $0.2 million and $0.4 million for the second quarter and first six months of fiscal 2003, respectively. In addition, such a change would result in a decrease of approximately $16.4 million in the fair value of our fixed rate debt at June 28, 2003. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

         Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. Our European operations sell pet food products throughout Europe. In connection with our acquisition of A/S Arovit Petfood on May 10, 2000, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. The cumulative translation adjustment for the net investment in our foreign operations is recorded in accumulated other comprehensive income (loss) in our accompanying unaudited condensed consolidated financial statements. As of June 28, 2003, we had a cumulative translation gain of $36.9 million, which included an unrealized cumulative loss of $8.0 million for the translation of our Euro-denominated debt to U.S. dollars, that has been recognized in our accompanying unaudited condensed consolidated financial statements.

         We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe. From time to time, to mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with changes in the market values of the hedged items both at inception and over the life of the contracts. Changes in fair value of foreign currency forward contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income (loss), net of deferred taxes, in our accompanying unaudited condensed consolidated financial statement until they are realized, at which point, they are recognized in other income, net, in the accompanying unaudited condensed consolidated statements of operations. All other gains and losses on foreign currency forward contracts are recorded as an increase or decrease in net sales in our accompanying unaudited condensed consolidated statements of operations as they occur. At June 28, 2003, we had no open foreign currency forward contracts.

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

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit
 Number                                 Description
-------    ---------------------------------------------------------------------
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

  4.2      Registration Rights Agreement among Doane Pet Care Company,
           Donaldson, Lufkin & Jenrette Securities Corporation and Chase
           Securities Inc. dated November 12, 1998 (incorporated by reference to
           Exhibit 4.2 to Doane Pet Care Company's Registration Statement on
           Form S-4, Reg. No. 333-70759)

  4.3      Indenture dated February 28, 2003 among Doane Pet Care Company, DPC
           Investment Corp., Doane/Windy Hill Joint Venture, L.L.C. and
           Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to
           Doane Pet Care Company's Annual Report on Form 10-K for the year ended December 28, 2002 (the "2002 Form 10-K"))

Exhibit
 Number                                 Description
-------    ---------------------------------------------------------------------
 4.4       Registration Rights Agreement dated as of February 28, 2003 among
           Doane Pet Care Company, DPC Investment Corp., Doane/Windy Hill Joint
           Venture, L.L.C., Credit Suisse First Boston LLP and J.P. Morgan
           Securities Inc. (incorporated by reference to Exhibit 4.4 to the 2002
           Form 10-K)

15.1* Letter from KPMG LLP dated July 24, 2003, regarding unaudited interim financial information

32.1*      Accompanying Section 906 Certification of Chief Executive Officer

32.2*      Accompanying Section 906 Certification of Chief Financial Officer

---------------------
* Filed or furnished herewith, as the case may be

(b) Reports on Form 8-K

         The following report on Form 8-K was furnished during the second quarter of fiscal 2003:

         Report on Form 8-K dated May 8, 2003, was furnished pursuant to Item 9 and Item 12 of Form 8-K in connection with our issuance of a press release announcing our first quarter 2003 results and fiscal 2003 outlook and discussing other matters set forth therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOANE PET CARE COMPANY

                                     By:  /s/ PHILIP K. WOODLIEF
                                          --------------------------------------
                                          Philip K. Woodlief
                                          Vice President, Finance and
                                              Chief Financial Officer

                                     By:  /s/ STEPHEN P. HAVALA
                                          --------------------------------------
                                          Stephen P. Havala
                                          Corporate Controller and
                                              Principal Accounting Officer

Date: July 30, 2003

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

Date: July 30, 2003

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

Date: July 30, 2003

                             /s/ PHILIP K. WOODLIEF
                             --------------------------------------
                             Philip K. Woodlief
                             Vice President, Finance and Chief Financial Officer Doane Pet Care Company

                                 EXHIBIT INDEX

Exhibit
 Number                                 Description
-------    ---------------------------------------------------------------------
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

  4.2      Registration Rights Agreement among Doane Pet Care Company,
           Donaldson, Lufkin & Jenrette Securities Corporation and Chase
           Securities Inc. dated November 12, 1998 (incorporated by reference to
           Exhibit 4.2 to Doane Pet Care Company's Registration Statement on
           Form S-4, Reg. No. 333-70759)

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

Exhibit
 Number                                 Description
-------    ---------------------------------------------------------------------
15.1*      Letter from KPMG LLP dated July 24, 2003, regarding unaudited interim financial information

32.1*      Accompanying Section 906 Certification of Chief Executive Officer

32.2*      Accompanying Section 906 Certification of Chief Financial Officer

---------------
* Filed or furnished herewith, as the case may be