Form 10-Q
period 2003-09-27
DOANE PET CARE CO
filed 2003-10-30
CIK 1002211

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

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

         As of October 30, 2003, the registrant had outstanding 1,000 shares of common stock, all of which were held by its parent, Doane Pet Care Enterprises, Inc.

================================================================================

                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                                             PAGE
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of September 27, 2003
         and December 28, 2002...............................................................................  1

         Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 27, 2003 and September 28, 2002..............................  2

         Unaudited Condensed Consolidated Statement of Stockholder's Equity and
         Comprehensive Income as of and for the nine months ended September 27, 2003.........................  3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 27, 2003 and September 28, 2002.........................................  4

         Notes to Unaudited Condensed Consolidated Financial Statements......................................  5

         Independent Accountants' Review Report.............................................................. 16

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................... 17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................... 26

Item 4.  Controls and Procedures............................................................................. 28


                                        PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................... 28

Signatures................................................................................................... 31

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    DOANE PET CARE COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNT)


                                                                        SEPTEMBER 27,   DECEMBER 28,
                                                                             2003           2002
                                                                        -------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                             $   4,053      $   7,596
    Accounts receivable, net                                                103,589        129,347
    Inventories, net                                                         64,856         63,631
    Deferred tax assets                                                       3,878          5,859
    Prepaid expenses and other current assets                                10,849          8,143
                                                                          ---------      ---------
        Total current assets                                                187,225        214,576
Property, plant and equipment, net                                          263,131        260,092
Goodwill and trademarks, net                                                374,214        363,080
Other assets                                                                 33,196         32,919
                                                                          ---------      ---------
        Total assets                                                      $ 857,766      $ 870,667
                                                                          =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current maturities of long-term debt                                  $  10,323      $   5,720
    Accounts payable                                                         86,064         93,528
    Accrued liabilities                                                      55,561         56,113
                                                                          ---------      ---------
        Total current liabilities                                           151,948        155,361
Long-term debt, excluding current maturities                                545,207        548,300
Deferred tax liabilities                                                     10,770          7,261
Other long-term liabilities                                                   9,850         23,692
                                                                          ---------      ---------
        Total liabilities                                                   717,775        734,614
                                                                          ---------      ---------
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized,
    1,200,000 shares issued and outstanding                                  87,512         77,550
                                                                          ---------      ---------
Commitments and contingencies
Stockholder's equity:
    Common stock, $0.01 par value, 1,000 shares authorized,
        issued and outstanding                                                   --             --
    Additional paid-in-capital                                              115,674        115,674
    Accumulated other comprehensive income                                   35,410          9,558
    Accumulated deficit                                                     (98,605)       (66,729)
                                                                          ---------      ---------
        Total stockholder's equity                                           52,479         58,503
                                                                          ---------      ---------
        Total liabilities and stockholder's equity                        $ 857,766      $ 870,667
                                                                          =========      =========

    See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants' review report.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          ------------------------------   -----------------------------
                                                          September 27,    September 28,   September 27,   September 28,
                                                                2003            2002            2003            2002
                                                          -------------    -------------   -------------   -------------
Net sales                                                   $ 243,810       $ 216,334       $ 738,235       $ 640,738
Cost of goods sold                                            206,970         171,865         617,526         496,589
                                                            ---------       ---------       ---------       ---------
      Gross profit                                             36,840          44,469         120,709         144,149
Operating expenses:
    Promotion and distribution                                 14,703          12,579          41,910          38,972
    Selling, general and administrative                        12,077          11,868          36,558          34,445
    Amortization                                                1,171           1,161           3,488           3,352
    Other operating expenses                                       --             775              --             775
                                                            ---------       ---------       ---------       ---------
      Income from operations                                    8,889          18,086          38,753          66,605
Interest expense, net                                          14,671          16,426          43,543          46,251
Loss from debt extinguishments                                  1,030              --          12,143              --
Other income, net                                                (201)           (355)           (786)           (990)
                                                            ---------       ---------       ---------       ---------
      Income (loss) before income taxes                        (6,611)          2,015         (16,147)         21,344
Income tax expense (benefit)                                    4,025            (745)          5,767           4,924
                                                            ---------       ---------       ---------       ---------
      Net income (loss)                                       (10,636)          2,760         (21,914)         16,420
Preferred stock dividends and accretion                        (3,428)         (3,015)         (9,962)         (8,765)
                                                            ---------       ---------       ---------       ---------
      Net income (loss) available to common shares          $ (14,064)      $    (255)      $ (31,876)      $   7,655
                                                            =========       =========       =========       =========
Basic and diluted net income (loss)
    per common share                                        $ (14,064)      $    (255)      $ (31,876)      $   7,655
                                                            =========       =========       =========       =========
Basic and diluted weighted-average common
    shares outstanding                                          1,000           1,000           1,000           1,000
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

                                                                                           ACCUMULATED
                                                       COMMON STOCK           ADDITIONAL      OTHER
                                                   ----------------------      PAID-IN    COMPREHENSIVE   ACCUMULATED
                                                    SHARES        AMOUNT       CAPITAL        INCOME        DEFICIT        TOTAL
                                                   --------      --------    -----------  -------------   -----------     --------
Balances at December 28, 2002                         1,000      $     --      $115,674      $  9,558      $(66,729)      $ 58,503
                                                                                                                          --------
   Comprehensive income:
     Net loss                                            --            --            --            --       (21,914)       (21,914)
     Foreign currency translation                        --            --            --        24,881            --         24,881
     Unrealized gain on interest rate
       swaps, net of deferred tax expense
       of $619                                           --            --            --           971            --            971
                                                                                                                          --------
            Total comprehensive income                                                                                       3,938
                                                                                                                          --------
   Preferred stock dividends                             --            --            --            --        (9,154)        (9,154)
   Preferred stock accretion                             --            --            --            --          (808)          (808)
                                                   --------      --------      --------      --------      --------       --------
Balances at September 27, 2003                        1,000      $     --      $115,674      $ 35,410      $(98,605)      $ 52,479
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

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                   NINE MONTHS ENDED
                                                                                          ------------------------------------
                                                                                           September 27,      September 28,
                                                                                               2003               2002
                                                                                          ----------------  ------------------
Cash flows from operating activities:
    Net income (loss)                                                                     $       (21,914)  $          16,420
    Items not requiring (providing) cash:
      Depreciation                                                                                 22,850              19,437
      Amortization                                                                                  4,233               4,098
      Deferred income tax expense                                                                   4,630               3,749
      Non-cash interest expense                                                                     3,904              10,663
      Equity in joint ventures                                                                       (414)               (530)
      Loss from debt extinguishments                                                               12,143                   -
      Changes in current assets and liabilities                                                     8,290              17,589
                                                                                          ----------------  ------------------
        Net cash provided by operating activities                                                  33,722              71,426
                                                                                          ----------------  ------------------
Cash flows from investing activities:
    Capital expenditures                                                                          (15,876)            (13,442)
    Proceeds from sale of assets                                                                      233                 881
    Other, net                                                                                     (2,817)             (1,487)
                                                                                          ----------------  ------------------
        Net cash used in investing activities                                                     (18,460)            (14,048)
                                                                                          ----------------  ------------------
Cash flows from financing activities:
    Net repayments under revolving credit agreements                                              (15,000)            (38,000)
    Proceeds from issuance of long-term debt                                                      210,444               9,738
    Principal payments on long-term debt                                                         (207,045)            (28,120)
    Payments for debt issuance costs                                                               (7,761)             (2,316)
                                                                                          ----------------  ------------------
        Net cash used in financing activities                                                     (19,362)            (58,698)
Effect of exchange rate changes on cash and cash equivalents                                          557                 336
                                                                                          ----------------  ------------------
        Decrease in cash and cash equivalents                                                      (3,543)               (984)
                                                                                                            $
Cash and cash equivalents, beginning of period                                                      7,596               6,032
                                                                                          ----------------  ------------------
Cash and cash equivalents, end of period                                                  $         4,053   $           5,048
                                                                                          ================  ==================





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

         The Company's fiscal year ends on the Saturday nearest to the end of December. Each quarter also ends on a Saturday with the third quarters and first nine months of fiscal 2002 and 2003 ending on September 28, 2002 and September 27, 2003, respectively.

(2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective December 29, 2002, the Company adopted Financial Accounting Standards Board's, or FASB's, Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or SFAS 145, which amends existing authoritative pronouncements to make various technical corrections, clarify meanings and describe their applicability under the changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual or infrequent or they meet the criteria for classification as an extraordinary item. In accordance with SFAS 145, the Company recognized a charge to net income in the first and third quarters of fiscal 2003 associated with its debt that does not meet the criteria for classification as an extraordinary item. See Note 4 -- "Long-Term Debt and Liquidity."

         Effective December 29, 2002, the Company adopted FASB's SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were currently accounted for pursuant to the guidance that the Emerging Issues Task Force, or EITF, has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when these costs are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 applies to exit or disposal activities initiated after December 31, 2002. The Company has not had any such exit or disposal activities since the effective date.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, or FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will be effective for the first interim or annual period ending after December 15, 2003 for all variable interest entities created or acquired prior to January 31, 2003, provided that certain conditions are met. For variable interest entities created or acquired after February 1, 2003, the requirements of FIN 46 were effective for the first interim or annual period ending after June

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

15, 2003. The Company does not expect this new interpretation to have a material effect on its results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150. SFAS 150 requires issuers to classify as liabilities, or assets in some circumstances, three classes of free-standing financial instruments that embody obligations of the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. For mandatorily redeemable financial instruments of a nonpublic entity, as defined by SFAS 150, the statement is effective for fiscal periods beginning after December 15, 2003. In the opinion of management, the Company meets the nonpublic entity criteria of SFAS 150. As a result, beginning in the first quarter of fiscal 2004, the Company will reflect its Senior Preferred Stock (Redeemable) as a liability on its consolidated balance sheets, and the related dividends and accretion as interest expense in its consolidated statements of operations.

(3) INVENTORIES

         A summary of inventories, net of allowances, follows (in thousands):


                            SEPTEMBER 27,  DECEMBER 28,
                                 2003         2002
                            -------------  ------------
Raw materials                  $14,306      $14,957
Packaging materials             19,874       19,002
Finished goods                  30,676       29,672
                               -------      -------
     Total                     $64,856      $63,631
                               =======      =======

(4) LONG-TERM DEBT AND LIQUIDITY

         A summary of long-term debt follows (in thousands):

                                            SEPTEMBER 27,     DECEMBER 28,
                                                 2003            2002
                                            -------------     ------------
Revolving credit facility                     $      --       $  15,000
Term loan facilities                            166,784         340,924
Sponsor facility                                     --          17,245
Senior notes                                    210,687              --
Senior subordinated notes                       148,699         148,430
Industrial development revenue bonds             14,479          14,471
Debt of foreign subsidiaries                     14,881          17,950
                                              ---------       ---------
                                                555,530         554,020
Less:  Current maturities                       (10,323)         (5,720)
                                              ---------       ---------
     Total                                    $ 545,207       $ 548,300
                                              =========       =========


         In February 2003, the Company issued $213.0 million in aggregate principal amount of 10 3/4% senior notes due March 1, 2010 at a price of 98.8% of par, with interest payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2003. The net proceeds from the 10 3/4% senior notes were used to repay $169.3 million of the Company's senior credit facility and $33.3 million was used to repay the Sponsor Facility in full. The senior notes are unconditionally guaranteed on a senior unsecured basis by the Company's domestic subsidiaries.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         In conjunction with the issuance of the 10 3/4% senior notes, the Company amended its senior credit facility. This amendment provided for, among other things: (1) the issuance of the 10 3/4% senior notes and repayment of the Sponsor Facility; (2) the repayment of a portion of the Term Loan Facilities and Revolving Credit Facility under the Company's senior credit facility in order of forward maturity; (3) less restrictive covenants on capital expenditures, investments and other activities; (4) the elimination of certain financial covenants and the revision of other financial covenants; (5) the elimination of the Excess Leverage Fee; (6) the elimination of the fixed rate debt percentage requirement; and (7) the permanent reduction of the Revolving Credit Facility from $75.0 million to $60.0 million.

         As of September 27, 2003, the Company's senior credit facility provided for total commitments of a Euro 30.1 million Euro Term Loan Facility ($35.1 million assuming a Euro to USD exchange rate of 1.1652) and $191.7 million, consisting of a $131.7 million USD Term Loan Facility and a $60.0 million Revolving Credit Facility, with a $20.0 million sub-limit for issuance of letters of credit.

         All loans under the senior credit facility bear interest at the higher of the Euro dollar rate plus 4.75%, or the prime rate of the administrative agent plus 3.75%, until maturity. As of September 27, 2003, our Euro term facility bore interest at 6.87%, our USD term facility bore interest at 7.65% and our revolving credit facility bore interest at 7.75%.

         In connection with the repayments made by the Company on its senior credit facility concurrent with the issuance of the 10 3/4% senior notes and repayment of the Sponsor Facility as described above, the Company incurred a loss from debt extinguishment in the first quarter of fiscal 2003 of $11.1 million. This pre-tax charge included: (1) a $4.0 million write-off of deferred financing costs, primarily related to the Company's senior credit facility; (2) a charge of $7.6 million for the accretion of the Sponsor Facility to face value; (3) a charge of $6.2 million realized foreign currency translation loss as a result of retiring a portion of the Euro Term Loan Facility with a corresponding credit to accumulated other comprehensive income; and (4) a credit of $6.7 million for the reversal of an Excess Leverage Fee accrual.

         In the third quarter of fiscal 2003, the Company made a $15.0 million optional prepayment on its senior credit facility. The prepayment was applied ratably to the Euro Term Loan Facility and the USD Term Loan Facility and has been reflected in the maturities schedule below. In connection with the prepayment, the Company recorded a loss on debt extinguishment of $1.0 million consisting of (1) $0.7 million realized foreign currency translation loss as a result of retiring a portion of the Euro Term Loan Facility and (2) $0.3 million write-off of a pro-rata percentage of deferred financing costs associated with the senior credit facility.

         As of September 27, 2003, the principal amounts due under the Company's senior credit facility and the final maturity dates, unless terminated sooner upon an event of default, were as follows (in thousands):


                                                                         MATURITIES BY FISCAL YEAR
                                                       --------------------------------------------------------
                                   FINAL MATURITY          2004           2005           2006          TOTAL
                                ---------------------  -----------    -----------    ------------   -----------
Revolving Credit Facility       March 31, 2005         $         -    $         -    $          -   $         -
Euro Term Loan Facility         December 30, 2005                -         35,075               -        35,075
USD Term Loan Facility:
    Tranche A                   March 31, 2005               8,952          4,587               -        13,539
    Tranche B                   December 31, 2005                -         79,102               -        79,102
    Tranche C                   December 31, 2006                -              -          39,068        39,068
                                                       -----------    -----------    ------------   -----------
       Total                                           $     8,952    $   118,764    $     39,068   $   166,784
                                                       ===========    ===========    ============   ===========


         As of September 27, 2003, the Company had no outstanding borrowings under its Revolving Credit Facility and $4.1 million of letters of credit outstanding, resulting in $55.9 million of availability under its Revolving Credit Facility. Availability of funds under the senior credit facility is subject to certain customary terms and conditions.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

         The Company is highly leveraged and has significant cash requirements for debt service relating to its senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. The Company's ability to borrow is limited by its senior credit facility, including compliance with the financial covenants therein, and the limitations on the incurrence of additional indebtedness in the indentures governing the Company's senior notes and senior subordinated notes.

         The Company has experienced difficulty in the past satisfying financial covenants in its senior credit facility and obtained waivers in fiscal 2001 and 2002. The senior credit facility, including the financial covenants, was amended effective February 28, 2003 concurrently with the sale of senior notes. The Company's ability to satisfy these covenants is determined based on the Company's cash flows, outstanding total debt and senior secured debt, interest expense, capital expenditures, lease expense and fixed charges. The Company may experience difficulty satisfying these amended covenants in the future. It is possible that current commodity prices may affect the Company's operating results and cash flows to an extent that the Company may not be able to comply with these financial covenants. If the Company is unable to secure a waiver from its lenders for any potential default, it could result in an event of default under its senior credit facility and permit a majority of the lenders to accelerate outstanding debt under its senior credit facility and permit a majority of its lenders under its revolving credit facility to terminate the Company's revolving credit commitment (without acceleration of such debt). Such acceleration would result in a cross-default under the Company's senior notes and senior subordinated notes.

(5) ACCRUALS FOR RESTRUCTURING COSTS

         A roll-forward of the Company's accrued restructuring costs for fiscal 2003 through September 27, 2003 follows (in thousands):


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 27,
                                                                                                 2003
                                                                                           -----------------
         Balance at December 28, 2002                                                           $ 2,752
             Cash payments                                                                         (854)
                                                                                                -------
         Balance at September 27, 2003                                                          $ 1,898
                                                                                                =======

         The future expected payout of the Company's accrued restructuring costs as of September 27, 2003 follows (in thousands):

               FISCAL YEAR                                                                      PAYOUT
               -----------                                                                      ------
                   2003                                                                         $1,642
                   2004                                                                            256
                                                                                                ------
                   Total                                                                        $1,898
                                                                                                ======

(6) COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) were as follows (in thousands):

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               -----------------------------     -----------------------------
                                                               SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                                                   2003             2002             2003             2002
                                                               ------------     ------------     ------------     ------------
         Net income (loss)                                     $    (10,636)    $      2,760     $    (21,914)    $     16,420
         Comprehensive income (loss):
             Foreign currency translation                             4,470             (655)          24,881           14,188
             Unrealized gain (loss), net of deferred
               tax expense (benefit) of $223, $(47),
               $619 and $489, respectively                              350             (544)             971              413
                                                               ------------     ------------     ------------     ------------
         Total comprehensive income (loss)                     $     (5,816)    $      1,561     $      3,938     $     31,021
                                                               ============     ============     ============     ============

(7) STOCK OPTION PLAN OF PARENT

         The Company and its Parent have elected to continue to follow the Accounting Principle Board's, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, to account for fixed stock awards granted to employees; however, if the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, to account for fixed stock awards granted to employees, the Company's net income (loss) and basic and diluted net income
(loss) per common share for the three months and nine months ended September 27, 2003 and September 28, 2002 would have been adjusted as follows (in thousands, except per share amounts):

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     ----------------------------  ----------------------------
                                                     SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                                                           2003          2002          2003          2002
                                                     -------------  -------------  -------------  -------------
Net income (loss) available to common shares,
    as reported                                        $   (14,064)  $      (255)  $   (31,876)  $     7,655
    Less:  Total stock-based employee
      compensation expense determined based on
      the fair value method for all awards,
      net of income tax benefit                                 (2)          (32)           (6)          (96)
                                                       ------------  ------------  ------------  ------------
Pro forma net income (loss) available to
    common shares                                      $   (14,066)         (287)  $   (31,882)  $     7,559
                                                       ============  ============  ============  ============
Earnings per share:
    Basic and diluted net income (loss) per
      common share, as reported                        $   (14,064)  $      (255)  $   (31,876)  $     7,655
                                                       ============  ============  ============  ============
    Basic and diluted net income (loss) per
      common share, pro forma                          $   (14,066)  $      (287)  $   (31,882)  $     7,559
                                                       ============  ============  ============  ============


         Pro forma information regarding net income (loss) and basic and diluted net income (loss) per common share has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS 123 under the assumptions of a risk free rate of return of 3.6% for the three months and nine months ended September 27, 2003 and September 28, 2002, and an expected life of options ranging from 5 to 10 years. The Company has no present plans to pay dividends on its common stock. The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income
(loss) for future years.

(8) COMMITMENTS AND CONTINGENCIES

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

(9) FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

         Unaudited condensed consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of September 27, 2003 and December 28, 2002 and for the three months and nine months ended September 27, 2003 and September 28, 2002 is disclosed to comply with the reporting requirements of the Company's guarantor subsidiaries. The guarantor subsidiaries are wholly-owned domestic subsidiaries of the Company which have fully and unconditionally guaranteed the Company's 10 3/4% Senior Notes due March 1, 2010 and the Company's 9 3/4% Senior Subordinated Notes due May 15, 2007. The non-guarantor subsidiaries are wholly-owned foreign subsidiaries of the Company which have not fully and unconditionally guaranteed the Company's 10 3/4% Senior Notes due March 1, 2010 or the Company's 9 3/4% Senior Subordinated Notes due May 15, 2007. See Note 9 -- "Long-Term Debt and Liquidity" in the Company's 2002 10-K. Unaudited condensed consolidated financial information follows:

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNT)

                                                                                         SEPTEMBER 27, 2003
                                                                      ----------------------------------------------------------
                                                                                                     INTERCOMPANY
                                                                      GUARANTOR    NON-GUARANTOR     ELIMINATIONS   CONSOLIDATED
                                                                      ---------    -------------     ------------   ------------
ASSETS
     Current assets:
         Cash and cash equivalents                                    $      75       $   3,978       $      --       $   4,053
         Accounts receivable, net                                        52,389          51,200              --         103,589
         Inventories, net                                                41,152          23,704              --          64,856
         Deferred tax assets                                              3,878              --              --           3,878
         Prepaid expenses and other current assets                        7,296           3,553              --          10,849
                                                                      ---------       ---------       ---------       ---------
             Total current assets                                       104,790          82,435              --         187,225
     Property, plant and equipment, net                                 156,514         106,617              --         263,131
     Goodwill and trademarks, net                                       267,730         106,484              --         374,214
     Other assets                                                       241,468          11,535        (219,807)         33,196
                                                                      ---------       ---------       ---------       ---------
             Total assets                                             $ 770,502       $ 307,071       $(219,807)      $ 857,766
                                                                      =========       =========       =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
         Current maturities of long-term debt                         $   6,086       $   4,237       $      --       $  10,323
         Accounts payable                                                44,155          41,909              --          86,064
         Accrued liabilities                                             41,393          14,168              --          55,561
                                                                      ---------       ---------       ---------       ---------
             Total current liabilities                                   91,634          60,314              --         151,948
     Long-term debt, excluding current maturities                       534,563         164,451        (153,807)        545,207
     Deferred tax liabilities                                             9,000           1,770              --          10,770
     Other long-term liabilities                                          9,850              --              --           9,850
                                                                      ---------       ---------       ---------       ---------
             Total liabilities                                          645,047         226,535        (153,807)        717,775
                                                                      ---------       ---------       ---------       ---------
     Senior Preferred Stock (Redeemable), 3,000,000 shares
         authorized, 1,200,000 shares issued and outstanding             87,512              --              --          87,512
                                                                      ---------       ---------       ---------       ---------
     Commitments and contingencies
     Stockholder's equity:
         Common stock, $0.01 par value, 1,000 shares
             authorized, issued and outstanding                              --              --              --              --
         Additional paid-in-capital                                     115,674          66,433         (66,433)        115,674
         Accumulated other comprehensive income (loss)                  (13,954)         48,931             433          35,410
         Accumulated deficit                                            (63,777)        (34,828)             --         (98,605)
                                                                      ---------       ---------       ---------       ---------
             Total stockholder's equity                                  37,943          80,536         (66,000)         52,479
                                                                      ---------       ---------       ---------       ---------
             Total liabilities and stockholder's equity               $ 770,502       $ 307,071       $(219,807)      $ 857,766
                                                                      =========       =========       =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNT)

                                                                                            DECEMBER 28, 2002
                                                                      -----------------------------------------------------------
                                                                                                     INTERCOMPANY
                                                                      GUARANTOR    NON-GUARANTOR     ELIMINATIONS    CONSOLIDATED
                                                                      ---------    -------------     ------------    ------------
ASSETS
     Current assets:
         Cash and cash equivalents                                    $      57       $   7,539       $      --       $   7,596
         Accounts receivable, net                                        86,190          43,157              --         129,347
         Inventories, net                                                43,068          20,563              --          63,631
         Deferred tax assets                                              5,859              --              --           5,859
         Prepaid expenses and other current assets                        6,853           1,290              --           8,143
                                                                      ---------       ---------       ---------       ---------
             Total current assets                                       142,027          72,549              --         214,576
     Property, plant and equipment, net                                 160,757          99,335              --         260,092
     Goodwill and trademarks, net                                       267,376          95,704              --         363,080
     Other assets                                                       230,170          10,709        (207,960)         32,919
                                                                      ---------       ---------       ---------       ---------
             Total assets                                             $ 800,330       $ 278,297       $(207,960)      $ 870,667
                                                                      =========       =========       =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
         Current maturities of long-term debt                         $      --       $   5,720       $      --       $   5,720
         Accounts payable                                                59,218          34,310              --          93,528
         Accrued liabilities                                             44,758          11,355              --          56,113
                                                                      ---------       ---------       ---------       ---------
             Total current liabilities                                  103,976          51,385              --         155,361
     Long-term debt, excluding current maturities                       536,069         172,636        (160,405)        548,300
     Deferred tax liabilities                                             5,571           1,690              --           7,261
     Other long-term liabilities                                         23,692              --              --          23,692
                                                                      ---------       ---------       ---------       ---------
             Total liabilities                                          669,308         225,711        (160,405)        734,614
                                                                      ---------       ---------       ---------       ---------
     Senior Preferred Stock (Redeemable), 3,000,000 shares
         authorized, 1,200,000 shares issued and outstanding             77,550              --              --          77,550
                                                                      ---------       ---------       ---------       ---------
     Commitments and contingencies
     Stockholder's equity:
         Common stock, $0.01 par value, 1,000 shares
             authorized, issued and outstanding                              --              --              --              --
         Additional paid-in-capital                                     115,674          47,690         (47,690)        115,674
         Accumulated other comprehensive income (loss)                  (16,868)         26,291             135           9,558
         Accumulated deficit                                            (45,334)        (21,395)             --         (66,729)
                                                                      ---------       ---------       ---------       ---------
             Total stockholder's equity                                  53,472          52,586         (47,555)         58,503
                                                                      ---------       ---------       ---------       ---------
             Total liabilities and stockholder's equity               $ 800,330       $ 278,297       $(207,960)      $ 870,667
                                                                      =========       =========       =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED SEPTEMBER 27, 2003
                                                        -------------------------------------------
                                                        GUARANTOR     NON-GUARANTOR    CONSOLIDATED
                                                        ---------     -------------    ------------
Net sales                                               $ 178,052       $  65,758       $ 243,810
Cost of goods sold                                        155,661          51,309         206,970
                                                        ---------       ---------       ---------
         Gross profit                                      22,391          14,449          36,840
Operating expenses:
     Promotion and distribution                             7,136           7,567          14,703
     Selling, general and administrative                    8,284           3,793          12,077
     Amortization                                             984             187           1,171
                                                        ---------       ---------       ---------
         Income from operations                             5,987           2,902           8,889
Interest expense, net                                       8,299           6,372          14,671
Loss from debt extinguishments                              1,030              --           1,030
Other expense (income), net                                  (309)            108            (201)
                                                        ---------       ---------       ---------
         Loss before income taxes                          (3,033)         (3,578)         (6,611)
Income tax expense                                          3,891             134           4,025
                                                        ---------       ---------       ---------
         Net loss                                          (6,924)         (3,712)        (10,636)
Preferred stock dividends and accretion                    (3,428)             --          (3,428)
                                                        ---------       ---------       ---------
         Net loss available to common shares            $ (10,352)      $  (3,712)      $ (14,064)
                                                        =========       =========       =========





                                                          THREE MONTHS ENDED SEPTEMBER 28, 2002
                                                        ------------------------------------------
                                                        GUARANTOR    NON-GUARANTOR    CONSOLIDATED
                                                        ---------    -------------    ------------
Net sales                                               $ 165,516       $  50,818       $ 216,334
Cost of goods sold                                        134,533          37,332         171,865
                                                        ---------       ---------       ---------
         Gross profit                                      30,983          13,486          44,469
Operating expenses:
     Promotion and distribution                             7,251           5,328          12,579
     Selling, general and administrative                    8,492           3,376          11,868
     Amortization                                             985             176           1,161
     Other operating expenses                                 775              --             775
                                                        ---------       ---------       ---------
         Income from operations                            13,480           4,606          18,086
Interest expense, net                                      11,756           4,670          16,426
Other expense (income), net                                  (582)            227            (355)
                                                        ---------       ---------       ---------
         Income (loss) before income taxes                  2,306            (291)          2,015
Income tax benefit                                           (606)           (139)           (745)
                                                        ---------       ---------       ---------
         Net income (loss)                                  2,912            (152)          2,760
Preferred stock dividends and accretion                    (3,015)             --          (3,015)
                                                        ---------       ---------       ---------
         Net loss available to common shares            $    (103)      $    (152)      $    (255)
                                                        =========       =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED SEPTEMBER 27, 2003
                                                        -------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR   CONSOLIDATED
                                                        ---------      -------------   ------------
Net sales                                               $ 555,779       $ 182,456       $ 738,235
Cost of goods sold                                        476,400         141,126         617,526
                                                        ---------       ---------       ---------
         Gross profit                                      79,379          41,330         120,709
Operating expenses:
     Promotion and distribution                            21,642          20,268          41,910
     Selling, general and administrative                   24,387          12,171          36,558
     Amortization                                           2,926             562           3,488
                                                        ---------       ---------       ---------
         Income from operations                            30,424           8,329          38,753
Interest expense, net                                      23,003          20,540          43,543
Loss from debt extinguishments                             12,143              --          12,143
Other expense (income), net                                (1,032)            246            (786)
                                                        ---------       ---------       ---------
         Loss before income taxes                          (3,690)        (12,457)        (16,147)
Income tax expense                                          4,791             976           5,767
                                                        ---------       ---------       ---------
         Net loss                                          (8,481)        (13,433)        (21,914)
Preferred stock dividends and accretion                    (9,962)             --          (9,962)
                                                        ---------       ---------       ---------
         Net loss available to common shares            $ (18,443)      $ (13,433)      $ (31,876)
                                                        =========       =========       =========


                                                                    NINE MONTHS ENDED SEPTEMBER 28, 2002
                                                                ------------------------------------------
                                                                GUARANTOR     NON-GUARANTOR   CONSOLIDATED
                                                                ---------     -------------   ------------
Net sales                                                       $ 503,010       $ 137,728       $ 640,738
Cost of goods sold                                                394,102         102,487         496,589
                                                                ---------       ---------       ---------
         Gross profit                                             108,908          35,241         144,149
Operating expenses:
     Promotion and distribution                                    24,055          14,917          38,972
     Selling, general and administrative                           24,603           9,842          34,445
     Amortization                                                   2,852             500           3,352
     Other operating expenses                                         775              --             775
                                                                ---------       ---------       ---------
         Income from operations                                    56,623           9,982          66,605
Interest expense, net                                              31,287          14,964          46,251
Other expense (income), net                                        (1,398)            408            (990)
                                                                ---------       ---------       ---------
         Income (loss) before income taxes                         26,734          (5,390)         21,344
Income tax expense (benefit)                                        5,503            (579)          4,924
                                                                ---------       ---------       ---------
         Net income (loss)                                         21,231          (4,811)         16,420
Preferred stock dividends and accretion                            (8,765)             --          (8,765)
                                                                ---------       ---------       ---------
         Net income (loss) available to common shares           $  12,466       $  (4,811)      $   7,655
                                                                =========       =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED SEPTEMBER 27, 2003
                                                                          ------------------------------------------
                                                                          GUARANTOR     NON-GUARANTOR   CONSOLIDATED
                                                                          ---------     -------------   ------------
Cash flows from operating activities:
     Net loss                                                             $  (8,481)      $ (13,433)      $ (21,914)
     Items not requiring (providing) cash:
         Depreciation and amortization                                       16,068          11,015          27,083
         Deferred income tax expense (benefit)                                4,791            (161)          4,630
         Loss from debt extinguishments                                      12,143              --          12,143
         Other non-cash charges (income), net                                 3,666            (176)          3,490
         Changes in current assets and liabilities                           (7,744)         16,034           8,290
                                                                          ---------       ---------       ---------
                Net cash provided by operating activities                    20,443          13,279          33,722
                                                                          ---------       ---------       ---------
Cash flows from investing activities:
     Capital expenditures                                                    (8,297)         (7,579)        (15,876)
     Proceeds from sale of assets                                                52             181             233
     Other, net                                                               4,229          (7,046)         (2,817)
                                                                          ---------       ---------       ---------
                Net cash used in investing activities                        (4,016)        (14,444)        (18,460)
                                                                          ---------       ---------       ---------
Cash flows from financing activities:
     Net repayments under revolving credit agreements                       (15,000)             --         (15,000)
     Proceeds from issuance of long-term debt                               210,444              --         210,444
     Principal payments on long-term debt                                  (204,092)         (2,953)       (207,045)
     Payments for debt issuance costs                                        (7,761)             --          (7,761)
                                                                          ---------       ---------       ---------
                Net cash used in financing activities                       (16,409)         (2,953)        (19,362)
Effect of exchange rate changes on cash and cash equivalents                     --             557             557
                                                                          ---------       ---------       ---------
                Increase (decrease) in cash and cash equivalents                 18          (3,561)         (3,543)
Cash and cash equivalents, beginning of period                                   57           7,539           7,596
                                                                          ---------       ---------       ---------
Cash and cash equivalents, end of period                                  $      75       $   3,978       $   4,053
                                                                          =========       =========       =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED SEPTEMBER 28, 2002
                                                                          ------------------------------------------
                                                                          GUARANTOR     NON-GUARANTOR   CONSOLIDATED
                                                                          ---------     -------------   ------------
Cash flows from operating activities:
     Net income (loss)                                                    $ 21,231       $ (4,811)      $ 16,420
     Items not requiring (providing) cash:
         Depreciation and amortization                                      14,944          8,591         23,535
         Deferred income tax expense (benefit)                               5,503         (1,754)         3,749
         Other non-cash charges, net                                        10,105             28         10,133
         Changes in current assets and liabilities                           7,836          9,753         17,589
                                                                          --------       --------       --------
                Net cash provided by operating activities                   59,619         11,807         71,426
                                                                          --------       --------       --------
Cash flows from investing activities:
     Capital expenditures                                                   (8,897)        (4,545)       (13,442)
     Proceeds from sale of assets                                              289            592            881
     Other, net                                                              4,929         (6,416)        (1,487)
                                                                          --------       --------       --------
                Net cash used in investing activities                       (3,679)       (10,369)       (14,048)
                                                                          --------       --------       --------
Cash flows from financing activities:
     Net repayments under revolving credit agreements                      (38,000)            --        (38,000)
     Proceeds from issuance of long-term debt                                   --          9,738          9,738
     Principal payments on long-term debt                                  (17,451)       (10,669)       (28,120)
     Payments for debt issuance costs                                       (2,316)            --         (2,316)
                                                                          --------       --------       --------
                Net cash used in financing activities                      (57,767)          (931)       (58,698)
Effect of exchange rate changes on cash and cash equivalents                    --            336            336
                                                                          --------       --------       --------
                Increase (decrease) in cash and cash equivalents            (1,827)           843           (984)
Cash and cash equivalents, beginning of period                               1,950          4,082          6,032
                                                                          --------       --------       --------
Cash and cash equivalents, end of period                                  $    123       $  4,925       $  5,048
                                                                          ========       ========       ========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Doane Pet Care Company:


We have reviewed the condensed consolidated balance sheet of Doane Pet Care Company and subsidiaries as of September 27, 2003, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 27, 2003 and September 28, 2002, the condensed consolidated statement of stockholder's equity and comprehensive income as of and for the nine-month period ended September 27, 2003 and the condensed consolidated statements of cash flows for the nine-month periods ended September 27, 2003 and September 28, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Nashville, Tennessee
October 24, 2003

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

         o        our future financial condition or results of operations;

         o our business strategies and other plans and objectives for future operations;

         o        general economic and business conditions;

         o business opportunities that may be presented to and pursued by us from time to time;

         o our exposure to, and our ability to manage, our market risks relating to commodity prices, interest rates and foreign currency exchange rates;

         o        the impact of existing or new accounting pronouncements;

         o        risks related to our international operations; and

         o the outcome of any legal proceedings to which we or our subsidiaries may be a party.

        These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. Factors that could cause results to differ materially include without limitation: decreases or changes in demand for our products, changes in market trends, general competitive pressures from existing and new competitors, price volatility of commodities, natural gas, other raw materials and packaging, foreign currency exchange rate fluctuations, future investment returns on our pension plans, changes in laws and regulations, adverse changes in operating performance, adverse economic conditions and other factors described under Item 1, "Business -- Risk Factors" in our 2002 10-K.

        We undertake no obligation to revise the forward-looking statements to reflect any future events or circumstances. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

CRITICAL ACCOUNTING POLICIES

         Accounts receivable allowance. As of September 27, 2003, our gross accounts receivable were $107.9 million. We had an allowance of $4.3 million as of September 27, 2003, primarily for doubtful accounts and outstanding deductions with customers. Our policy is to estimate our allowance by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise our allowance against accounts receivable as we receive more information on this matter or as we assess other factors impacting the realizability of our accounts receivable.

         Inventories allowance. As of September 27, 2003, our gross inventories were $69.6 million. We had an allowance for obsolescence of $4.7 million as of September 27, 2003, primarily related to packaging inventories. Our policy is to estimate our allowance based on specific identification of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. We may revise our allowance against inventories as we receive more information on this matter or as we assess other factors impacting the realizability of our inventories.

         Deferred tax assets. As of September 27, 2003, our federal net operating loss, or NOL, carryforwards were approximately $108.1 million and our foreign NOL carryforwards were approximately $5.3 million. Our gross deferred tax assets, including federal, foreign, state and local NOL carryforwards, were approximately $59.0 million as of September 27, 2003 and our gross deferred tax liabilities were approximately $50.3 million. The realization of our deferred tax assets depends upon our ability to generate sufficient taxable income during the periods in which our deferred tax assets may be utilized. As of September 27, 2003, we had valuation allowances of $13.5 million against U.S. federal and state deferred tax assets and $2.1 million against foreign deferred tax assets that take into consideration tax planning strategies, historical and projected earnings, and the future reversal of taxable temporary differences. Management will continue to assess in future periods whether it is more likely than not that we will realize the benefit of our existing deferred tax assets. We currently expect to record valuation allowances against deferred tax assets that we generate in the near future and we may record additional valuation allowances against currently recognized deferred tax assets subject to our continued assessment of the probability of realization of such assets.

         Goodwill and trademarks. As of September 27, 2003, our net goodwill and other intangible assets totaled $374.2 million. Our policy is to test the fair value of goodwill and other intangible assets for impairment in accordance with the FASB's SFAS No. 142, Goodwill and Other Intangible Assets. This test is performed annually in the fourth quarter and includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions. If the estimated fair value of goodwill or an other intangible asset of either the domestic or international reporting unit is less than its carrying value, an impairment loss will be recognized.

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

         Statements of operations data. The following table sets forth our statements of operations data expressed as a percentage of net sales for the periods indicated, which, together with the discussion that follows the table, is based on our accompanying unaudited condensed consolidated financial statements and notes thereto (in thousands, except percentages):


                                                         THREE MONTHS ENDED                          NINE MONTHS ENDED
                                               ----------------------------------------    ----------------------------------------
                                               SEPTEMBER 27, 2003    SEPTEMBER 28, 2002    SEPTEMBER 27, 2003    SEPTEMBER 28, 2002
                                               ------------------    ------------------    ------------------    ------------------
Net sales                                      $ 243,810   100.0%    $ 216,334   100.0%    $ 738,235   100.0%    $ 640,738   100.0%
Cost of goods sold                               206,970    84.9       171,865    79.4       617,526    83.6       496,589    77.5
                                               ---------   -----     ---------   -----     ---------   -----     ---------   -----
       Gross profit                               36,840    15.1        44,469    20.6       120,709    16.4       144,149    22.5
Operating expenses:
    Promotion and distribution                    14,703     6.0        12,579     5.8        41,910     5.7        38,972     6.1
    Selling, general and administrative           12,077     5.0        11,868     5.5        36,558     5.0        34,445     5.4
    Amortization                                   1,171     0.5         1,161     0.5         3,488     0.5         3,352     0.5
    Other operating expenses                          --      --           775     0.4            --      --           775     0.1
                                               ---------   -----     ---------   -----     ---------   -----     ---------   -----
       Income from operations                      8,889     3.6        18,086     8.4        38,753     5.2        66,605    10.4
Interest expense, net                             14,671     6.0        16,426     7.6        43,543     5.9        46,251     7.2
Loss from debt extinguishments                     1,030     0.4            --      --        12,143     1.6            --      --
Other income, net                                   (201)   (0.1)         (355)   (0.2)         (786)   (0.1)         (990)   (0.2)
                                               ---------   -----     ---------   -----     ---------   -----     ---------   -----
       Income (loss) before income taxes          (6,611)   (2.7)        2,015     1.0       (16,147)   (2.2)       21,344     3.4
Income tax expense (benefit)                       4,025     1.7          (745)   (0.3)        5,767     0.8         4,924     0.8
                                               ---------   -----     ---------   -----     ---------   -----     ---------   -----
       Net income (loss)                       $ (10,636)   (4.4)%   $   2,760     1.3%    $ (21,914)   (3.0)%   $  16,420     2.6%
                                               =========   =====     =========   =====     =========   =====     =========   =====




THREE MONTHS ENDED SEPTEMBER 27, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 2002

         Net sales. Net sales for the third quarter of fiscal 2003 increased 12.7% to $243.8 million from $216.3 million in the 2002 third quarter. Excluding the impact of foreign currency exchange fluctuations, net sales increased 8.9% for the 2003 third quarter primarily due to sales volume growth.

         Gross profit. Gross profit for the third quarter of fiscal 2003 decreased 17.2%, or $7.7 million, to $36.8 million from $44.5 million in the 2002 third quarter. This decrease was primarily due to higher commodities and natural gas costs and wage inflation, partially offset by the increase in our sales volume and the favorable impact of foreign currency exchange fluctuations. In addition, we had a $1.1 million decrease in our gross profit due to the volatility of commodity prices under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, fair value accounting of our commodity derivative instruments which resulted from a $1.9 million increase in our cost of goods sold in the 2003 third quarter compared to a $0.8 million increase in our cost of goods sold in the 2002 third quarter.

         Promotion and distribution. Promotion and distribution expenses for the third quarter of fiscal 2003 increased 16.9% to $14.7 million from $12.6 million in the 2002 third quarter. As a percentage of net sales, promotion and distribution expenses increased 0.2% resulting from the mix of business in the 2003 third quarter requiring higher distribution expenses than the 2002 third quarter.

         Selling, general and administrative. Selling, general and administrative expenses for the third quarter of fiscal 2003 increased 1.8% to $12.1 million from $11.9 million in the 2002 third quarter primarily due to the impact of foreign currency exchange fluctuations.

         Other operating expenses. Other operating expenses for the third quarter of fiscal 2002 consisted of $0.8 million related to the write-off of transaction costs associated with our bond offering after the postponement of the transaction exceeded 90 days.

         Interest expense, net. Interest expense, net of interest income, for the third quarter of fiscal 2003 decreased 10.7% to $14.7 million from $16.4 million in the 2002 third quarter. This decrease was primarily due to the elimination of the excess leverage fee accrual under our senior credit facility and a decrease in interest rates associated with our floating rate debt, partially offset by a higher interest rate on the portion of our long-term debt refinanced in February 2003. See "-- Liquidity and Capital Resources -- Debt."

         Loss from debt extinguishments. Loss from debt extinguishments of $1.0 million for the third quarter of fiscal 2003 related to a $15.0 million optional prepayment on our senior credit facility. This pre-tax charge consisted of (1) $0.7 million of realized foreign currency translation loss as a result of retiring a portion of our Euro term loan facility with a corresponding credit to accumulated other comprehensive income and (2) $0.3 million for the write-off of a pro-rata percentage of our deferred financing costs associated with our senior credit facility.

         Income tax expense (benefit). We recognized income tax expense of $4.0 million for the third quarter of fiscal 2003 compared to $0.7 million of income tax benefit for the 2002 third quarter. We recorded a valuation allowance against deferred tax assets during the 2003 third quarter of $6.2 million. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the valuation allowances described above and the tax benefit arising from certain items being deductible in the U.S. and also in certain foreign jurisdictions.

NINE MONTHS ENDED SEPTEMBER 27, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 2002

         Net sales. Net sales for the first nine months of fiscal 2003 increased 15.2% to $738.2 million from $640.7 million in the first nine months of 2002. Excluding the impact of foreign currency exchange fluctuations, net sales increased 10.4% for the 2003 period primarily due to sales volume growth.

         Gross profit. Gross profit for the first nine months of fiscal 2003 decreased 16.3%, or $23.4 million, to $120.7 million from $144.1 million in the first nine months of 2002. This decrease was primarily due to higher commodities and natural gas costs and wage inflation, partially offset by the increase in our sales volume and the favorable impact of foreign currency exchange fluctuations. In addition, we had an $11.4 million decrease in our gross profit due to the volatility of commodity prices under SFAS 133 fair value accounting of our commodity derivative instruments which resulted from a $1.6 million reduction in our cost of goods sold in the 2003 period compared to a $13.0 million reduction in our cost of goods sold in the 2002 period.

         Promotion and distribution. Promotion and distribution expenses for the first nine months of fiscal 2003 increased 7.5% to $41.9 million from $39.0 million in the first nine months of 2002 primarily due to the increase in net sales. As a percentage of net sales, promotion and distribution expenses decreased 0.4% resulting from the mix of business in the 2003 period requiring less promotions than the 2002 period.

         Selling, general and administrative. Selling, general and administrative expenses for the first nine months of fiscal 2003 increased 6.1% to $36.6 million from $34.4 million in the first nine months of 2002 primarily due to the impact of foreign currency exchange fluctuations.

         Other operating expenses. Other operating expenses for the first nine months of fiscal 2002 consisted of $0.8 million related to the write-off of transaction costs associated with our bond offering after the postponement of the transaction exceeded 90 days.

         Interest expense, net. Interest expense, net of interest income, for the first nine months of fiscal 2003 decreased 5.9% to $43.5 million from $46.3 million in the first nine months of 2002. This decrease was primarily due to the elimination of the excess leverage fee accrual under our senior credit facility and a decrease in interest rates associated with our floating rate debt, partially offset by a higher interest rate on the portion of our long-term debt refinanced in February 2003. See "-- Liquidity and Capital Resources -- Debt."

         Loss from debt extinguishments. Loss from debt extinguishments of $12.1 million in the first nine months of fiscal 2003 consisted of $11.1 million related to our refinancing in February 2003 and $1.0 million related to the optional prepayment on our senior credit facility in the third quarter of fiscal 2003, as described in the third quarter results above. The $11.1 million related to the refinancing in February 2003 included: (1) a $4.0 million write-off of deferred financing costs, primarily related to our senior credit facility; (2) a charge of $7.6 million for the accretion of our sponsor facility to face value; (3) a charge of $6.2 million realized foreign currency translation loss as a result of retiring a portion of our Euro term loan facility with a corresponding credit to accumulated other comprehensive income; and (4) a credit of $6.7 million for the reversal of the excess leverage fee accrual.

         Income tax expense (benefit). We recognized income tax expense of $5.8 million for the first nine months of fiscal 2003 compared to $4.9 million for the first nine months of 2002. We recorded valuation allowances against deferred tax assets during these periods of $14.9 million in the 2003 period and $0.6 million in the 2002 period. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the valuation allowances described above and the tax benefit arising from certain items being deductible in the U.S. and also in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and issuance of other term indebtedness. At September 27, 2003, we had working capital of $35.3 million.

Cash Flows

         Net cash provided by our operating activities was $33.7 million for the first nine months of fiscal 2003 compared to $71.4 million in the first nine months of 2002. This decrease was primarily due to the impact of higher commodity and natural gas costs on net income (loss) and an unfavorable change in working capital. The unfavorable change in working capital was primarily due to an $8.3 million interest payment in the 2003 period on the sponsor facility and an unusually favorable change in working capital in the 2002 period, partially offset by reaching more favorable payment terms with certain customers in the 2003 third quarter.

         Net cash used in our investing activities was $18.5 million for the first nine months of fiscal 2003 compared to $14.0 million in the first nine months of 2002. Capital expenditures for the first nine months of fiscal 2003 were $15.9 million compared to $13.4 million in the 2002 period.

         Net cash used in financing activities was $19.4 million for the first nine months of fiscal 2003 compared to $58.7 million in the first nine months of 2002. In the 2003 period, we received $210.4 million of gross proceeds from the issuance of our senior notes that was used to repay a portion of the outstanding debt under our senior credit facility and repay our sponsor facility in full. In addition, we paid transaction fees and expenses of $7.8 million in the 2003 period in connection with the issuance of our senior notes and amendments to our senior credit facility. In the 2002 period, we paid transaction fees and expenses of $2.3 million for an amendment to our senior credit facility. We used cash provided by operating activities to pay down $15.0 million of our revolving credit facility in the 2003 period compared to $38.0 million in the 2002 period.

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

         Amendments to senior credit facility. In conjunction with the issuance of our senior notes, we amended our senior credit facility, effective as of February 28, 2003. This amendment provided for, among other things: (1) the concurrent issuance of our senior notes and repayment of our sponsor facility;
(2) the repayment of a portion of the term loans and revolving credit facility under our senior credit facility in order of forward maturity; (3) less restrictive covenants on capital expenditures, investments and certain other activities; (4) the elimination of certain financial covenants and the revision of other financial covenants; (5) the elimination of the excess leverage fee;
(6) the elimination of the fixed rate debt percentage requirement; and (7) the permanent reduction in our revolving credit facility from $75.0 million to $60.0 million.

Debt

         We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. Our ability to borrow is limited by our senior credit facility, including compliance with the financial covenants therein, and the limitations on the incurrence of additional indebtedness in the indentures governing our senior notes and senior subordinated notes.

         We entered into an amended and restated senior credit facility dated as of May 8, 2000 with a syndicate of banks and other institutional investors, as lenders, and JPMorgan Chase Bank, as administrative agent. Our senior credit facility was amended in March 2001, March 2002 and February 2003.

         The facilities. As of September 27, 2003, our senior credit facility provided for total commitments as follows:

         o a Euro 30.1 million Euro term loan facility ($35.1 million assuming a Euro to USD exchange rate of 1.1652); and

         o        $191.7 million, consisting of

                  --   a $131.7 million USD term loan facility; and

                  -- a $60.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of letters of credit.

         Availability of funds under our senior credit facility is subject to certain customary terms and conditions.

         Interest rates. All loans under our senior credit facility bear interest at the higher of the Euro dollar rate plus 4.75%, or the prime rate of the administrative agent plus 3.75%, until maturity. As of September 27, 2003, our Euro term facility bore interest at 6.87%, our USD term facility bore interest at 7.65% and our revolving credit facility bore interest at 7.75%.

         Amortization of outstanding indebtedness. As of September 27, 2003, the principal amounts due under our senior credit facility and the final maturity dates, unless terminated sooner upon an event of default, were as follows (in thousands):

                                                                                    MATURITIES BY FISCAL YEAR
                                                            -------------------------------------------------------------------
                                   Final maturity                2004             2005              2006              Total
                             ----------------------------   --------------   --------------    ---------------   --------------
Revolving credit facility    March 31, 2005                 $          --    $          --     $           --    $          --
Euro term loan facility      December 30, 2005                         --           35,075                 --           35,075
USD term loan facility:
     Tranche A               March 31, 2005                         8,952            4,587                 --           13,539
     Tranche B               December 31, 2005                         --           79,102                 --           79,102
     Tranche C               December 31, 2006                         --               --             39,068           39,068

                                                            --------------   --------------    ---------------   --------------
         Total                                              $       8,952    $     118,764     $       39,068    $     166,784
                                                            ==============   ==============    ===============   ==============

           As of September 27, 2003, we had no borrowings outstanding under our revolving credit facility and $4.1 million of letters of credit outstanding, resulting in $55.9 million of availability under our revolving credit facility.

         Prepayments. The loans may be prepaid and commitments may be reduced in certain specified minimum amounts. Optional prepayments of the term loans are generally applied pro rata to the four tranches and ratably to the respective installments thereof. Optional prepayments of the term loans may not be reborrowed. The Company made a $15.0 million optional prepayment in the third quarter of fiscal 2003. The above schedule of maturities reflects this prepayment.

         Our senior credit facility also provides for mandatory prepayments of the borrowings upon certain specified events and in certain specified percentages, including:

         o 100% of the net cash proceeds received by our parent, us or any of our restricted subsidiaries from the issuance of indebtedness not currently expressly permitted by our senior credit facility;

         o 100% of the net cash proceeds of any sale or other disposition of any assets, subject to certain exceptions;

         o        50% of excess cash flow; and

         o 100% of the net proceeds of any sale or issuance of equity, subject to certain exceptions.

         Guarantees; collateral. We, our parent company and our restricted domestic subsidiaries have guaranteed amounts outstanding under our senior credit facility. In order to secure the indebtedness and obligations under our senior credit facility, we, our parent company and our restricted domestic subsidiaries have pledged the following U.S. assets:

         o substantially all of our personal property assets, subject to certain exceptions;

         o substantially all of our real property assets and any subsequently acquired real property having a fair market value in excess of $0.5 million, subject to certain exceptions;

         o        substantially all of our intellectual property assets; and

         o substantially all of the stock owned or subsequently acquired by each of us in each of our respective domestic subsidiaries and 65% of the foreign subsidiaries owned directly by us or a domestic subsidiary.

         In addition, pursuant to the pledge agreement between DPC Investment Corp. and Doane Pet Care Europe (ApS), 65% of the capital stock of Doane Pet Care Europe (ApS) is pledged to secure the obligations under our senior credit facility.

         Covenants. Our senior credit facility contains financial and other covenants that we believe are customary for a secured credit agreement, including covenants that limit our and our restricted subsidiaries' abilities to, among other things:

         o        incur indebtedness or issue guarantees;

         o        grant liens;

         o        make investments;

         o        make certain capital expenditures;

         o        make certain restricted payments; and

         o        enter into certain lines of business.

         Our senior credit facility also contains the following financial covenant requirements:

         o our consolidated leverage ratio as of certain specified periods must not exceed ratios ranging from 6.25:1.00 at the end of the third quarter of 2003 to 5.50:1.00 at the end of the first quarter of 2006 and thereafter until maturity;

         o our consolidated senior secured debt ratio as of certain specified periods must not exceed ratios ranging from 2.15:1.00 at the end of the third quarter of 2003 to 2.00:1.00 at the end of the first quarter of 2004 and thereafter until maturity;

         o our consolidated interest coverage ratio as of certain specified periods must meet or exceed a ratio of 1.55:1.00 at the end of the third quarter of 2003 and thereafter until maturity; and

         o our consolidated fixed charge coverage ratio as of the last day of any period of four consecutive fiscal quarters must meet or exceed 1.00:1.00.

         We have experienced difficulty in the past satisfying financial covenants in our senior credit facility and obtained waivers in fiscal 2001 and 2002. Our senior credit facility, including the financial covenants, was amended effective February 28, 2003 concurrently with the sale of our senior notes. Our ability to satisfy these covenants is determined based on our cash flows, outstanding total debt and senior secured debt, interest expense, capital expenditures, lease expense and fixed charges. We may experience difficulty satisfying these amended covenants in the future. It is possible that current commodity prices may affect our operating results and cash flows to an extent that we may not be able to comply with these covenants. If we are unable to secure a waiver from our lenders for any potential default, it could result in an event of default under our senior credit facility and permit a majority of the lenders to accelerate outstanding debt under our senior credit facility and permit a majority of our lenders under our revolving credit facility to terminate our revolving credit commitment (without acceleration of such debt). Such acceleration would result in a cross-default under our senior notes and senior subordinated notes.

         Events of default. Our senior credit facility contains default provisions that we believe are customary for facilities and transactions of this type, including default provisions relating to:

         o our failure to pay principal or interest when and as due or any other amount under our senior credit facility within five days after such amount becomes due;

         o representations or warranties being inaccurate in any material respect when made;

         o cross-default to certain other indebtedness and agreements including our senior notes and senior subordinated notes;

         o        bankruptcy or insolvency;

         o actual invalidity, or invalidity asserted by us, of any security document;

         o        material judgments;

         o        certain ERISA events; and

         o        change of control or ownership.

Liquidity

         As of September 27, 2003, we had $55.9 million of remaining availability under the revolving credit facility portion of our senior credit facility out of a total availability of $60.0 million. Availability of funds under the revolving credit facility is subject to our satisfaction of certain terms and conditions, including our ability to satisfy the financial covenants in our senior credit facility. See "--Covenants" above. We believe that cash flows generated from our business, together with future borrowings, will be sufficient for the foreseeable future to enable us to make interest payments on our debt and to provide us with the necessary liquidity for operational and capital requirements in the current operating environment. We may be required, however, to refinance all or a portion of the principal amount of our outstanding debt on or prior to maturity or a mandatory redemption date. We also believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and at the same time fund any planned expansion and customer requirements for the remainder of fiscal year 2003.

         Any future acquisitions, joint ventures or similar transactions will likely require additional capital and we may not have such capital available to us on commercially reasonable terms, on terms acceptable to us, or at all. Our business may not generate sufficient cash flows or future borrowings may not be available in an amount sufficient to enable us to make principal and interest payments on our debt, including our senior notes and senior subordinated notes, or to fund our other liquidity needs. In addition, our business may not generate sufficient operating results and cash flows to allow us to comply with the financial covenants in our senior credit facility. In the event of a default under our senior credit facility, absent a waiver from our lenders, we would not be able to borrow under the revolving credit facility portion of our senior credit facility to fund our liquidity needs.

COMMITMENTS AND CONTINGENCIES

         We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements; however, these requirements may change in the future and we may incur material costs in the future to comply with these requirements or in connection with the effect of these matters on our business.

         In fiscal 1996 and 1997, we entered into partial guarantees of certain third-party loans made to 11 employees in connection with their purchase of our parent's common stock under our parent's 1996 and 1997 Management Stock Purchase Plans. We guaranteed to cover up to a maximum of $0.3 million of such loans in the event one or more of the employees default in the loan repayment. None of the individuals who received such loans currently serves as one of our executive officers.

INFLATION AND CHANGES IN PRICES

         Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, changes in international demand, as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. Our results of operations have been exposed to volatility in the commodity and natural gas markets in the past and may be exposed to such volatility in the future.

         In the event of any increases in raw materials, packaging and natural gas costs, we may be required to seek increased sales prices for our products to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in the event of increased raw materials, packaging and natural gas costs or of whether any price increases implemented by us may affect the volumes of future shipments to our customers.

SEASONALITY

         Our sales are moderately seasonal. We normally experience an increase in net sales during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         See Note 2 -- "Recently Issued Accounting Pronouncements" in the accompanying unaudited condensed consolidated financial statements for a discussion of the impact, if any, to the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

         Commodity price risk. We seek to manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. At September 27, 2003, we had open commodity contracts with a fair value loss of $2.7 million.

         Based upon an analysis we completed as of September 27, 2003 in which we utilized our actual derivative contractual volumes and assumed a 5.0% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $1.3 million.

         Although we seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and may in the future. It is possible that current commodity prices may adversely affect our operating results and cash flows to an extent that we may not be able to comply with the financial covenants in our senior credit facility. See
"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt - Covenants." Moreover, the use of futures contracts reduces our ability to take advantage of short term reductions in raw material prices. If one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

         Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our domestic floating rate debt, which totaled $166.8 million at September 27, 2003. Of that amount, $60.0 million of our domestic floating rate debt was hedged by interest rate swap contracts. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. Amounts received or paid under interest rate swap contracts and interest rate cap contracts are recorded as interest income (expense) in our accompanying unaudited condensed consolidated statements of operations. Changes in fair value of interest rate swap contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income (loss), net of deferred taxes, in our accompanying unaudited condensed consolidated financial statements until they are realized, at which point, they are recognized in interest expense, net, in the accompanying unaudited condensed consolidated statements of operations. As of September 27, 2003, we had a cumulative unrealized loss on our interest rate swap contracts of $0.6 million, or $0.4 million net of deferred tax benefit, that has been recognized in accumulated other comprehensive income (loss) in our accompanying unaudited condensed consolidated financial statements.

         Accordingly, our net income (loss) is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our current floating rate debt and interest rate swap and cap contracts, our net income
(loss) would decrease by $0.3 million and $0.8 million for the third quarter and first nine months of fiscal year 2003, respectively. In addition, such a change would result in a decrease of approximately $15.8 million in the fair value of our fixed rate debt at September 27, 2003. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

         Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. Our European operations sell pet food products throughout Europe. In connection with our acquisition of A/S Arovit Petfood on May 10, 2000, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. The cumulative translation adjustment for the net investment in our foreign operations is recorded in accumulated other comprehensive income (loss) in our accompanying unaudited condensed consolidated financial statements. As of September 27, 2003, we had a cumulative translation gain of $41.3 million, which included an unrealized cumulative loss of $8.0 million for the translation of our Euro-denominated debt to U.S. dollars, that has been recognized in our accompanying unaudited condensed consolidated financial statements.

         We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe. From time to time, to mitigate the risk from foreign currency exchange rate fluctuations in those transactions, we enter into foreign currency forward contracts for the purchase or sale of a currency. Accordingly, changes in market values of these financial instruments are highly correlated with changes in the market values of the hedged items both at inception and over the life of the contracts. Changes in fair value of foreign currency forward contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income (loss), net of deferred taxes, in our accompanying unaudited condensed consolidated financial statement until they are realized, at which point, they are recognized in other income, net, in the accompanying unaudited condensed consolidated statements of operations. All other gains and losses on foreign currency forward contracts are recorded as an increase or decrease in net sales in our accompanying unaudited condensed consolidated statements of operations as they occur. At September 27, 2003, we had no open foreign currency forward contracts.

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

         Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods.

         Changes in internal control over financial reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit
     Number       Description
     ------       -----------

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

     Exhibit
     Number       Description
     ------       -----------

         3.5 Certificate of Amendment of Certificate of Designations, Preferences and Rights of 14.25% Senior Exchangeable Preferred Stock due 2007 dated November 11, 1998 (incorporated by reference to Exhibit 3.6 to the 2001 Form 10-K)

         3.6 Amended and Restated Bylaws of Doane Pet Care Company (incorporated by reference to Exhibit 3.5 to the 2001 Form 10-K)

         4.1 Indenture dated November 12, 1998 between Doane Pet Care Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 of Doane Pet Care Enterprises, Inc.'s Registration Statement on Form S-1, Reg. No. 333-61027)

         4.2 Registration Rights Agreement among Doane Pet Care Company, Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. dated November 12, 1998 (incorporated by reference to Exhibit 4.2 to Doane Pet Care Company's Registration Statement on Form S-4, Reg. No. 333-70759)

         4.3 Indenture dated February 28, 2003 among Doane Pet Care Company, DPC Investment Corp., Doane/Windy Hill Joint Venture, L.L.C. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to Doane Pet Care Company's Annual Report on Form 10-K for the year ended December 28, 2002 (the "2002 Form 10-K"))

         4.4 Registration Rights Agreement dated as of February 28, 2003 among Doane Pet Care Company, DPC Investment Corp., Doane/Windy Hill Joint Venture, L.L.C., Credit Suisse First Boston LLP and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to the 2002 Form 10-K)

         15.1* Letter from KPMG LLP dated October 24, 2003, regarding unaudited interim financial information

         31.1* Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2* Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1* Accompanying Chief Executive Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2* Accompanying Chief Financial Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Filed or furnished herewith, as the case may be


(b)  Reports on Form 8-K

         The following report on Form 8-K was furnished during the third quarter of fiscal 2003:

         Report on Form 8-K, dated July 30, 2003, was furnished pursuant to Item 9 and Item 12 of Form 8-K in connection with our issuance of a press release announcing our 2003 second quarter and six months results and updating our fiscal 2003 outlook and discussing other matters set forth therein.

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

                                          DOANE PET CARE COMPANY

                                          By:  /s/ PHILIP K. WOODLIEF
                                               --------------------------------
                                                  Philip K. Woodlief
                                                  Vice President, Finance and
                                                   Chief Financial Officer

                                          By:  /s/ STEPHEN P. HAVALA
                                               ------------------------------
                                                  Stephen P. Havala
                                                  Corporate Controller and
                                                   Principal Accounting Officer



Date:    October 30, 2003

                                  EXHIBIT INDEX

     Exhibit
     Number       Description
     ------       -----------

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

     Exhibit
     Number       Description
     ------       -----------


         15.1* Letter from KPMG LLP dated October 24, 2003, regarding unaudited interim financial information

         31.1* Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2* Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1* Accompanying Chief Executive Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2* Accompanying Chief Financial Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------
* Filed or furnished herewith, as the case may be