Form 10-Q
period 2004-04-03
DOANE PET CARE CO
filed 2004-05-17
CIK 1002211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-27818

Doane Pet Care Company

(Exact name of registrant as specified in its charter)

Delaware	43-1350515
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

210 Westwood Place South, Suite 400
Brentwood, TN 37027
(Address of principal executive office, including zip code)

(615) 373-7774
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of May 17, 2004, the registrant had outstanding 1,000 shares of common stock, all of which were held by its parent, Doane Pet Care Enterprises, Inc.

PART I. Financial Information

ITEM 1. Financial Statements

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	End of
	First quarter	Fiscal
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$20,146	$29,293
Accounts receivable, net	84,507	91,569
Inventories, net	70,108	68,619
Deferred tax assets	2,265	1,898
Prepaid expenses and other current assets	11,183	14,390

Total current assets	188,209	205,769
Property, plant and equipment, net	257,598	266,457
Goodwill and trademarks	377,957	380,418
Other assets	35,840	33,270

Total assets	$859,604	$885,914

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$16,911	$13,185
Accounts payable	86,489	100,512
Accrued liabilities	48,527	51,719

Total current liabilities	151,927	165,416

Long-term debt:
Long-term debt, excluding current maturities	554,682	560,861
Senior Preferred Stock (Redeemable)	94,709	—

Total long-term debt	649,391	560,861
Deferred tax liabilities	29,759	28,524
Other long-term liabilities	9,170	8,863

Total liabilities	840,247	763,664

Senior Preferred Stock (Redeemable)	—	91,052

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in-capital	115,674	115,674
Accumulated other comprehensive income	46,151	50,185
Accumulated deficit	(142,468)	(134,661)

Total stockholder’s equity	19,357	31,198

Total liabilities and stockholder’s equity	$859,604	$885,914

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants’ review report.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	First quarter
	2004	2003
Net sales	$270,880	$259,949
Cost of goods sold	230,062	214,589

Gross profit	40,818	45,360
Operating expenses:
Promotion and distribution	14,227	14,410
Selling, general and administrative	13,183	12,108
Amortization	1,229	1,154
Other operating expenses	1,223	—

Income from operations	10,956	17,688
Interest expense, net	17,977	14,015
Debt extinguishments	—	11,113
Other expense (income), net	(407)	(171)

Loss before income taxes	(6,614)	(7,269)
Income tax expense	1,193	605

Net loss	(7,807)	(7,874)
Preferred stock dividends and accretion	—	(3,215)

Net loss available to common shares	$(7,807)	$(11,089)

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants’ review report.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDER’S EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

				Accumulated
	Common stock		Additional	other
			paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balances at end of fiscal 2003	1,000	$—	$115,674	$50,185	$(134,661)	$31,198
Comprehensive loss:
Net loss	—	—	—	—	(7,807)	(7,807)
Foreign currency translation	—	—	—	(4,034)	—	(4,034)

Total comprehensive loss						(11,841)

Balances at end of first quarter 2004	1,000	$—	$115,674	$46,151	$(142,468)	$19,357

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants’ review report.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	First quarter
	2004	2003
Cash flows from operating activities:
Net loss	$(7,807)	$(7,874)
Items not requiring (providing) cash:
Depreciation	8,384	7,121
Amortization	1,478	1,402
Deferred income tax expense (benefit)	917	(91)
Non-cash interest expense	4,658	1,984
Equity in joint ventures	(298)	(107)
Debt extinguishments	—	11,113
Asset impairments	420	—
Changes in current assets and liabilities	(9,796)	(13,403)

Net cash provided by (used in) operating activities	(2,044)	145

Cash flows from investing activities:
Capital expenditures	(2,124)	(4,299)
Other, net	(438)	(843)

Net cash used in investing activities	(2,562)	(5,142)

Cash flows from financing activities:
Net repayments under revolving credit agreements	—	(8,700)
Proceeds from issuance of long-term debt	—	210,444
Principal payments on long-term debt	(1,530)	(189,902)
Payments for debt issuance costs	(2,990)	(7,771)

Net cash provided by (used in) financing activities	(4,520)	4,071
Effect of exchange rate changes on cash and cash equivalents	(21)	133

Decrease in cash and cash equivalents	(9,147)	(793)
Cash and cash equivalents, beginning of period	29,293	7,596

Cash and cash equivalents, end of period	$20,146	$6,803

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying independent accountants’ review report.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company and its consolidated subsidiaries, or the Company, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 2004 presentation.

     The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2003 annual report on Form 10-K for the fiscal year ended January 3, 2004, or the 2003 10-K, including related exhibits. The accounting policies used in preparing these financial statements are the same as those summarized in the 2003 10-K with the exception of the Company’s accounting for its Senior Preferred Stock (Redeemable) as discussed in Note 3, Change in Accounting Principle.

     The Company’s fiscal year ends on the Saturday nearest to the end of December. Each quarter also ends on a Saturday with the first quarters of fiscal 2004 and 2003 ending on April 3, 2004 and March 29, 2003, respectively.

(2) Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46 revised December 2003, Consolidation of Variable Interest Entities, or FIN 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly if it should consolidate the entity. The Company adopted FIN 46R as of the beginning of fiscal 2004 and is required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003, if any. The adoption of FIN 46R did not have an impact on the Company’s condensed consolidated balance sheet. As the Company continues to evaluate the impact of applying FIN 46R, entities may be identified that need to be consolidated by the Company.

     In January 2004, the FASB issued Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, or FSP 106-1, which allows companies to recognize or defer recognizing the effects of the prescription-drug provisions of the new Medicare Act effectively suspending the application of guidance currently required by the FASB. The Company has elected to defer accounting for the economic effects of the Medicare Act and as a result amounts and disclosures relating to the postretirement benefit obligation or net periodic postretirement benefit costs in the condensed consolidated financial statements and in Note 9, Benefit Plans, do not reflect these effects. Future authoritative guidance could require the Company to change previously reported amounts and disclosures.

(3) Change in Accounting Principle

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150. SFAS 150 requires companies to classify mandatorily redeemable financial instruments as liabilities and was effective for the first fiscal period beginning after December 15, 2003 for nonpublic entities. The Company adopted SFAS 150 and reclassified its Senior Preferred Stock (Redeemable) as long-term debt in its condensed consolidated balance sheet and the related accretion and dividends as interest expense in its condensed consolidated statement of operations for the first quarter of fiscal 2004.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) Inventories

     A summary of inventories follows (in thousands):

	End of
	First quarter	Fiscal
	2004	2003
Raw materials	$13,715	$15,508
Packaging materials	22,176	23,237
Finished goods	38,832	34,235

	74,723	72,980
Allowances	(4,615)	(4,361)

Total	$70,108	$68,619

(5) Long-Term Debt and Liquidity

     A summary of long-term debt follows (in thousands):

	End of
	First quarter	Fiscal
	2004	2003
Revolving Credit Facility	$16,000	$16,000
Term Loan Facilities	168,150	169,322
Senior notes	210,870	210,779
Senior subordinated notes	148,878	148,789
Debt of foreign subsidiaires	13,210	14,674
Industrial development revenue bonds	14,485	14,482

	571,593	574,046
Less: Current maturities	(16,911)	(13,185)

Subtotal	554,682	560,861
Senior Preferred Stock (Redeemable)	94,709	—

Total	$649,391	$560,861

     As of the end of the first quarter of fiscal 2004, the Company’s senior credit facility provided for total commitments of a Euro 30.1 million Euro Term Loan Facility ($36.8 million assuming a Euro to USD exchange rate of approximately 1.22) and $181.4 million, consisting of a $131.4 million USD Term Loan Facility and a $50.0 million Revolving Credit Facility, with a $20.0 million sub-limit for issuance of letters of credit.

     As of the end of the first quarter of fiscal 2004, the Company had $16.0 million of borrowings outstanding under its Revolving Credit Facility and $6.7 million of letters of credit outstanding, resulting in $27.3 million of availability under its Revolving Credit Facility. Availability of funds under the senior credit facility is subject to certain customary terms and conditions.

     All loans under the senior credit facility bear interest at the higher of the Euro dollar rate plus 5.00%, or the prime rate of the administrative agent plus 4.00%. These rates will increase 0.25% on September 30, 2004 and a final 1.00% on March 31, 2005. As of the end of the first quarter of fiscal 2004, the Euro Term Loan Facility bore interest at 7.20%, the USD Term Loan Facility bore interest at 6.18% and the Revolving Credit Facility bore interest at 8.00%.

     Effective March 9, 2004, the Company amended its senior credit facility to (1) extend the maturity of the existing Revolving Credit Facility from March 31, 2005 to December 29, 2005; (2) permanently reduce the borrowing capacity under the Revolving Credit Facility from $60.0 million to $50.0 million; (3) waive non-

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

compliance with certain financial covenants as of the end of fiscal 2003; (4) simplify the financial covenants to include only minimum consolidated EBITDA, maximum senior secured leverage and capital expenditure limits; and (5) increase the interest rates on all facilities by 0.25% as of March 9, 2004, an additional 0.25% on all facilities as of September 30, 2004 and a final 1.00% on all facilities as of March 31, 2005.

     The Senior Preferred Stock (Redeemable) has an initial liquidation preference of $25 per share (aggregate initial liquidation preference is $30.0 million) with 3.0 million shares authorized and 1.2 million shares issued and outstanding. Dividends on the Senior Preferred Stock (Redeemable) accrue quarterly at the rate of 14.25% per annum on the most recent quarterly liquidation value of each share and accrete to the liquidation value of the Senior Preferred Stock (Redeemable). See Note 3, Change in Accounting Principle, for a discussion of the reclassification of the Company’s Senior Preferred Stock (Redeemable) as long-term debt as of the beginning of fiscal 2004 and Note 7, Senior Preferred Stock (Redeemable), in the 2003 10-K for additional disclosures.

     As of the end of the first quarter of fiscal 2004, the principal amounts due under the Company’s long-term debt and the respective final maturity dates were as follows (in thousands):

		Maturities by fiscal year
							2009 and
	Final maturity	2004	2005	2006	2007	2008	thereafter	Total
Revolving Credit Facility	December 29, 2005	$—	$16,000	$—	$—	$—	$—	$16,000

Term Loan Facilities:
Euro Term Loan Facility	December 30, 2005	—	36,794	—	—	—	—	36,794
USD Term Loan Facility:
Tranche A	March 31, 2005	8,599	4,587	—	—	—	—	13,186
Tranche B	December 31, 2005	—	79,102	—	—	—	—	79,102
Tranche C	December 31, 2006	—	—	39,068	—	—	—	39,068

Subtotal		8,599	120,483	39,068	—	—	—	168,150
Senior notes	March 1, 2010	—	—	—	—	—	210,870	210,870
Senior subordinated notes	May 15, 2007	—	—	—	148,878	—	—	148,878
Other	Various	3,052	3,562	2,451	2,803	1,201	14,626	27,695
Senior Preferred Stock (Redeemable)	September 30, 2007	—	—	—	94,709	—	—	94,709

Total		$11,651	$140,045	$41,519	$246,390	$1,201	$225,496	$666,302

     The Company is highly leveraged and has significant cash requirements for debt service relating to its senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. The Company’s ability to borrow is limited by its senior credit facility, including compliance with the financial covenants therein, and the limitations on the incurrence of additional indebtedness in the indentures governing the Company’s senior notes and senior subordinated notes.

     The Company has experienced difficulty in the past satisfying financial covenants in its senior credit facility and negotiated amendments and obtained waivers for fiscal 2000, 2001 and 2003 due to covenant non-compliance. The Company’s senior credit facility, including the financial covenants, was last amended effective March 9, 2004. The Company’s ability to satisfy these covenants is determined based on the Company’s cash flows, senior secured debt and capital expenditures. The Company may experience difficulty satisfying these amended covenants in the future. It is possible that if domestic commodity prices increase further and the Company is unable to recover such increased costs through price increases, the Company may face additional challenges in covenant compliance. In addition, the Company may face covenant challenges if its price increases adversely affect sales volume. If the Company is unable to negotiate an amendment or secure a waiver from its lenders for any potential default, it could

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

result in an event of default under its senior credit facility and permit a majority of the lenders to accelerate outstanding debt under its senior credit facility and permit a majority of its lenders under its Revolving Credit Facility to terminate the Company’s revolving credit commitment (without acceleration of such debt) and seize the cash in its operating accounts. Such acceleration would result in a cross-default under the Company’s senior notes and senior subordinated notes.

(6) Accruals for Restructuring Costs

     A rollforward of the Company’s accrued restructuring costs for the first quarter of fiscal 2004 follows (in thousands):

First quarter
2004
Balance at end of fiscal 2003	$1,154
Severance	1,638
Cash payments	(869)

Balance at end of first quarter 2004	$1,923

     The Company continued to implement phases of its European restructuring plan in the first quarter of fiscal 2004. This plan initiates an operational strategy to better focus the Company’s resources and permanently reduce its cost structure through the optimization of its production facilities and reduction of its workforce. The Company began the optimization of its production facilities with the consolidation of the production and most of the equipment from the manufacturing facility in Vrä, Denmark into the Company’s facility in Esbjerg, Denmark and its recently expanded facility in Carat, Austria during fiscal 2004. The Company recorded initial costs related to the restructuring in the fourth quarter of fiscal 2003, consisting of asset impairments of $5.3 million for the building and certain equipment at the Vrä, Denmark facility that the Company anticipates will not be utilized, but instead disposed of or sold. The Company expects to incur total restructuring costs of approximately $5 million to $6 million, excluding asset impairments, for its European restructuring efforts consisting of approximately (1) $3.0 million for severance; (2) $1.5 million for the installation of transferred equipment; and (3) $1.0 million relating to operating inefficiencies through the transition period. As of the end of and for the first quarter of fiscal 2004, the Company recorded $1.6 million of severance costs as other operating expenses.

     The future expected payout of the Company’s accrued restructuring costs as of the end of the first quarter of fiscal 2004 follows (in thousands):

Fiscal years ending	Payout
2004	$1,477
2005	382
2006	64

Total	$1,923

(7) Comprehensive Income (Loss)

     The components of comprehensive income (loss) were as follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	First quarter
	2004	2003
Comprehensive income (loss):
Net loss	$(7,807)	$(7,874)
Foreign currency translation	(4,034)	11,384
Unrealized gain on interest rate swap, net of deferred tax expense of $187	—	293

Total	$(11,841)	$3,803

(8) Stock Option Plan of Parent

     The Company and its Parent have elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, to account for fixed stock awards granted to employees. However, if the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, or SFAS 123, to account for fixed stock awards granted to employees. The Company’s net loss for the first quarter of fiscal 2004 and 2003 would have been adjusted as follows (in thousands):

	First quarter
	2004	2003
Net loss available to common shares	$(7,807)	$(11,089)
Less: Total stock-based employee compensation expense determined based on the fair value method for all awards, net of income tax benefit	(1)	(2)

Pro forma net loss available to common shares	$(7,808)	$(11,091)

     Pro forma information regarding net loss has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS 123 under the assumptions of a risk free rate of return of 3.70% for the first quarter of fiscal 2004 and 2003, and an expected life of options ranging from 3 to 10 years. The Company has no present plans to pay dividends on its common stock. The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income (loss) for future years.

(9) Benefit Plans

Pension Plans

     The Company has a defined benefit, non-contributory pension plan covering certain hourly and salaried employees which was frozen on May 28, 1998. As a result, future benefits no longer accumulate and the Company’s service cost ceased. The Company’s funding policy for this plan is to make the minimum annual contribution required by applicable regulations. In addition, the Company terminated a defined benefit, non-contributory pension plan on May 31, 1998 that previously covered all non-bargaining employees. The Company’s only active pension plan covers approximately 50 union employees at one of its facilities. The pension plan information below has been determined based on the three months ending March 31, 2004 and 2003, respectively.

     Under federal law, the Company was not required to make any cash contributions to its inactive plan in fiscal 2003 or the first quarter of fiscal 2004. The Company expects to contribute approximately $0.1 million to its active plan in fiscal 2004.

     A summary of net periodic pension cost for the Company’s pension plans follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	First quarter
	2004	2003
Service cost	$9	$7
Interest cost	270	268
Expected income on plan assets	(347)	(311)
Recognition of actuarial loss	169	184
Amortization	4	3

Net periodic pension cost	$105	$151

Postretirement Plan

     The Company has a postretirement healthcare plan that provides medical coverage for eligible retirees and their dependents. The Company pays benefits under the plan when due and does not fund its plan obligations as they accrue. The Company expects to contribute $0.5 million to the plan in fiscal 2004. The postretirement plan information below has been determined based on the three months ending March 31, 2004 and 2003, respectively.

     A summary of net periodic postretirement cost for the Company’s postretirement plan follows (in thousands):

	First quarter
	2004	2003
Service cost	$3	$5
Interest cost	75	78
Amortization	14	7

Net periodic postretirement cost	$92	$90

(10) Commitments and Contingencies

     In the first quarter of fiscal 2004, the Company won an arbitration award from Merrick Petfoods, Inc., or Merrick, after Merrick terminated the joint venture agreement with the Company related to a manufacturing facility in Hereford, Texas. The award consisted of an initial payment and monthly royalty payments. Under the arbitration agreement, the royalty payments will continue for approximately nine years and are based on Merrick’s future sales volumes of certain products. In the first quarter of fiscal 2004, the Company recorded $1.0 million relating to the award, consisting of both the initial payment of $0.8 million, recorded as an offset to other operating expenses, and royalty payments of $0.2 million, recorded as other expense (income), net. The Company does not expect the future royalty payments to have a material impact on its results of operations.

     The Company is also a party to other legal proceedings in the ordinary course of business. The resolution of such matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(11) Financial Information Related to Guarantor Subsidiaries

     Unaudited condensed consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of the end of the first quarter of fiscal 2004 and the end of fiscal 2003 and for the first quarter of fiscal 2004 and 2003 is disclosed to comply with the reporting requirements of the Company’s

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

guarantor subsidiaries. The guarantor subsidiaries are wholly-owned domestic subsidiaries of the Company which have fully and unconditionally guaranteed the Company’s 10 ¾% Senior Notes due March 1, 2010 and the Company’s 9 ¾% Senior Subordinated Notes due May 15, 2007. The non-guarantor subsidiaries are wholly-owned foreign subsidiaries of the Company which have not fully and unconditionally guaranteed the Company’s 10 ¾% Senior Notes due March 1, 2010 or the Company’s 9 ¾% Senior Subordinated Notes due May 15, 2007. See Note 6, Long-Term Debt and Liquidity, in the Company’s 2003 10-K. Unaudited condensed consolidated financial information follows (in thousands, except share and par value amounts):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of first quarter 2004
		Non-	Intercompany
	Guarantor	guarantor	eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,050	$3,096	$—	$20,146
Accounts receivable, net	31,986	52,521	—	84,507
Inventories, net	43,243	26,865	—	70,108
Deferred tax assets	2,265	—	—	2,265
Prepaid expenses and other current assets	8,839	2,344	—	11,183

Total current assets	103,383	84,826	—	188,209
Property, plant and equipment, net	152,998	104,600	—	257,598
Goodwill and trademarks	267,780	110,177	—	377,957
Other assets	254,060	13,280	(231,500)	35,840

Total assets	$778,221	$312,883	$(231,500)	$859,604

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$13,186	$3,725	$—	$16,911
Accounts payable	44,296	42,193	—	86,489
Accrued liabilities	32,936	15,591	—	48,527

Total current liabilities	90,418	61,509	—	151,927

Long-term debt:
Long-term debt, excluding current maturities	545,197	163,666	(154,181)	554,682
Senior Preferred Stock (Redeemable)	94,709	—	—	94,709

Total long-term debt	639,906	163,666	(154,181)	649,391
Deferred tax liabilities	27,459	2,300	—	29,759
Other long-term liabilities	9,170	—	—	9,170

Total liabilities	766,953	227,475	(154,181)	840,247

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	78,305	(78,305)	115,674
Accumulated other comprehensive income (loss)	(14,744)	59,909	986	46,151
Accumulated deficit	(89,662)	(52,806)	—	(142,468)

Total stockholder’s equity	11,268	85,408	(77,319)	19,357

Total liabilities and stockholder’s equity	$778,221	$312,883	$(231,500)	$859,604

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of fiscal 2003
		Non-	Intercompany
	Guarantor	guarantor	eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,939	$3,354	$—	$29,293
Accounts receivable, net	35,639	55,930	—	91,569
Inventories, net	43,616	25,003	—	68,619
Deferred tax assets	1,898	—	—	1,898
Prepaid expenses and other current assets	10,727	3,663	—	14,390

Total current assets	117,819	87,950	—	205,769
Property, plant and equipment, net	156,697	109,760	—	266,457
Goodwill and trademarks	267,780	112,638	—	380,418
Other assets	241,749	12,396	(220,875)	33,270

Total assets	$784,045	$322,744	$(220,875)	$885,914

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$8,952	$4,233	$—	$13,185
Accounts payable	52,006	48,506	—	100,512
Accrued liabilities	39,921	11,798	—	51,719

Total current liabilities	100,879	64,537	—	165,416
Long-term debt, excluding current maturities	550,420	165,251	(154,810)	560,861
Deferred tax liabilities	26,161	2,363	—	28,524
Other long-term liabilities	8,863	—	—	8,863

Total liabilities	686,323	232,151	(154,810)	763,664

Senior Preferred Stock (Redeemable)	91,052	—	—	91,052

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	67,040	(67,040)	115,674
Accumulated other comprehensive income (loss)	(15,562)	64,772	975	50,185
Accumulated deficit	(93,442)	(41,219)	—	(134,661)

Total stockholder’s equity	6,670	90,593	(66,065)	31,198

Total liabilities and stockholder’s equity	$784,045	$322,744	$(220,875)	$885,914

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	First quarter 2004
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$199,438	$71,442	$270,880
Cost of goods sold	173,336	56,726	230,062

Gross profit	26,102	14,716	40,818
Operating expenses:
Promotion and distribution	6,775	7,452	14,227
Selling, general and administrative	8,433	4,750	13,183
Amortization	1,021	208	1,229
Other operating expenses	(415)	1,638	1,223

Income from operations	10,288	668	10,956
Interest expense, net	11,751	6,226	17,977
Other expense (income), net	(613)	206	(407)

Loss before income taxes	(850)	(5,764)	(6,614)
Income tax expense	931	262	1,193

Net loss	$(1,781)	$(6,026)	$(7,807)

	First quarter 2003
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$201,845	$58,104	$259,949
Cost of goods sold	171,250	43,339	214,589

Gross profit	30,595	14,765	45,360
Operating expenses:
Promotion and distribution	8,036	6,374	14,410
Selling, general and administrative	8,039	4,069	12,108
Amortization	960	194	1,154

Income from operations	13,560	4,128	17,688
Interest expense, net	6,341	7,674	14,015
Debt extinguishments	11,113	—	11,113
Other expense (income), net	(318)	147	(171)

Loss before income taxes	(3,576)	(3,693)	(7,269)
Income tax expense	—	605	605

Net loss	(3,576)	(4,298)	(7,874)
Preferred stock dividends and accretion	(3,215)	—	(3,215)

Net loss available to common shares	$(6,791)	$(4,298)	$(11,089)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First quarter 2004
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(1,781)	$(6,026)	$(7,807)
Items not requiring (providing) cash:
Depreciation and amortization	5,627	4,235	9,862
Deferred income tax expense (benefit)	931	(14)	917
Asset impairments	420	—	420
Other non-cash charges (income), net	4,441	(81)	4,360
Changes in current assets and liabilities	(14,290)	4,494	(9,796)

Net cash provided by (used in) operating activities	(4,652)	2,608	(2,044)

Cash flows from investing activities:
Capital expenditures	(1,096)	(1,028)	(2,124)
Other, net	202	(640)	(438)

Net cash used in investing activities	(894)	(1,668)	(2,562)

Cash flows from financing activities:
Principal payments on long-term debt	(353)	(1,177)	(1,530)
Payments for debt issuance costs	(2,990)	—	(2,990)

Net cash used in financing activities	(3,343)	(1,177)	(4,520)
Effect of exchange rate changes on cash and cash equivalents	—	(21)	(21)

Decrease in cash and cash equivalents	(8,889)	(258)	(9,147)
Cash and cash equivalents, beginning of period	25,939	3,354	29,293

Cash and cash equivalents, end of period	$17,050	$3,096	$20,146

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First quarter 2003
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(3,576)	$(4,298)	$(7,874)
Items not requiring (providing) cash:
Depreciation and amortization	5,166	3,357	8,523
Deferred income tax benefit	—	(91)	(91)
Debt extinguishments	11,113	—	11,113
Other non-cash charges, net	1,877	—	1,877
Changes in current assets and liabilities	(18,246)	4,843	(13,403)

Net cash provided by (used in) operating activities	(3,666)	3,811	145

Cash flows from investing activities:
Capital expenditures	(2,590)	(1,709)	(4,299)
Other, net	1,376	(2,219)	(843)

Net cash used in investing activities	(1,214)	(3,928)	(5,142)

Cash flows from financing activities:
Net repayments under revolving credit agreements	(8,700)	—	(8,700)
Proceeds from issuance of long-term debt	210,444	—	210,444
Principal payments on long-term debt	(189,092)	(810)	(189,902)
Payments for debt issuance costs	(7,771)	—	(7,771)

Net cash provided by (used in) financing activities	4,881	(810)	4,071
Effect of exchange rate changes on cash and cash equivalents	—	133	133

Increase (decrease) in cash and cash equivalents	1	(794)	(793)
Cash and cash equivalents, beginning of period	57	7,539	7,596

Cash and cash equivalents, end of period	$58	$6,745	$6,803

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
Doane Pet Care Company:

We have reviewed the accompanying condensed consolidated balance sheet of Doane Pet Care Company and subsidiaries as of April 3, 2004, the related condensed consolidated statements of operations for the three-month periods ended April 3, 2004 and March 29, 2003, the condensed consolidated statement of stockholder’s equity and comprehensive loss as of and for the three-month period ended April 3, 2004 and the condensed consolidated statements of cash flows for the three-month periods ended April 3, 2004 and March 29, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Doane Pet Care Company and subsidiaries as of January 3, 2004, and the related consolidated statements of operations, stockholder’s equity and comprehensive (income) loss and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, except as to Note 6, which was as of March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for goodwill and other intangible assets in fiscal 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the condensed consolidated financial statements, effective January 4, 2004, Doane Pet Care Company and subsidiaries adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

/s/ KPMG LLP

Nashville, Tennessee
May 7, 2004

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The reader is encouraged to refer to the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes in our annual report on Form 10-K for the fiscal year ended January 3, 2004, or the 2003 10-K.

Forward-Looking Statements

     Certain of the statements in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “assume,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors, with respect to, among other things:

•	reliance on a few customers for a large portion of our sales and our ability to maintain our relationships with these customers;

•	our exposure to, and our ability to manage, our market risks relating to commodity prices, interest rates and foreign currency exchange rates;

•	future capital expenditures and our ability to finance these capital expenditures;

•	our ability to finance our debt service requirements under our senior credit facility and our other debt and to comply with the financial covenants under our debt agreements;

•	our future results of operations or financial condition;

•	our business strategies and other plans and objectives for future operations;

•	general economic and business conditions;

•	business opportunities that may be presented to and pursued by us from time to time;

•	risks related to our international operations;

•	the impact of existing or new accounting pronouncements; and

•	the outcome of any legal proceedings to which we or any of our subsidiaries may be a party.

     These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. Factors that could cause results to differ materially include without limitation: decreases or changes in demand for our products, changes in market trends, general competitive pressures from existing and new competitors, price volatility of commodities, natural gas, other raw materials and packaging, foreign currency exchange rate fluctuations, future investment returns on our pension plans, changes in laws and regulations, adverse changes in operating performance, adverse economic conditions and other factors described under “Risk Factors” in our 2003 10-K.

     We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

First Quarter Fiscal 2004 in Review

     In the first quarter of fiscal 2004, net sales increased 4.2% to $270.9 million from $259.9 million in the first quarter of fiscal 2003. Excluding the impact of foreign currency exchange rate fluctuations, net sales increased 0.3%. The moderate growth in our net sales was primarily due to our first quarter domestic price increase, offset by a decline in domestic sales volume, including reduced shipments to Mexico related to the prohibition of the export of pet food products from the United States. The $4.5 million decrease in our gross profit was a result of higher global commodity costs, partially offset by the above factors impacting net sales. Our net loss of $7.8 million was further impacted by the reclassification of $3.7 million of accretion and dividends relating to our Senior Preferred Stock (Redeemable) to interest expense in connection with our adoption of SFAS 150.

     Due to higher than expected commodity costs, the volatility of domestic commodity prices and the accompanying difficulty to hedge our commodity risk, we implemented a broad price increase in January 2004 of approximately 7.5% to 9.5% for most of our domestic products. In addition, we reached cost-sharing arrangements with certain of our domestic customers such that we now have approximately 80% of our domestic volume under some form of cost-sharing arrangement. In the aggregate, these arrangements will enable us to pass-through to our domestic customers approximately half of future commodity movements, whether up or down, as long as these arrangements continue in their present form. Subsequently, we implemented additional price increases during the second quarter of fiscal 2004 to manage the continued increases in commodity costs. Because we generally do not have long-term contracts with our customers, our recent price increases and our cost-sharing arrangements are subject to change.

     The prohibition of all pet food exported from the United States to Mexico continued in the first quarter of fiscal 2004. The prohibition resulted from the first case of Bovine Spongiform Encephalopathy, or BSE, traceable to Canadian origin, discovered in the United States in the fourth quarter of 2003. Currently, the border is open to most pet food exported from the United States with limitations on certain products containing beef. It is currently unclear as to how long the border will remain open to exports from the United States. A prolonged prohibition could adversely impact our results of operations as our sales to Mexico approximated 3.5% of our consolidated net sales in fiscal 2003.

     We continued to implement phases of our European restructuring plan in the first quarter of fiscal 2004 with the consolidation of our wet pet food operation in Vrä, Denmark into our facility in Esbjerg, Denmark and our recently expanded facility in Carat, Austria. In connection with this plan, we recorded $1.6 million of severance costs in other operating expenses. In addition, we completed the sale of our 51% interest in Crona, which owns a manufacturing facility in Tver, Russia. We had no additional charges related to this divestiture in the first quarter of fiscal 2004.

     In the first quarter of fiscal 2004, we won an arbitration award from Merrick Petfoods, Inc., or Merrick, after Merrick terminated our joint venture agreement related to a manufacturing facility in Hereford, Texas. The award of $1.0 million consisted of both an initial payment of $0.8 million recorded as an offset to other operating expenses and royalty payments of $0.2 million recorded as other expense (income), net. See Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements.

     As of the beginning of fiscal 2004, we adopted SFAS 150, which required us to reclassify our Senior Preferred Stock (Redeemable) to long-term debt and to record the related accretion and dividends of $3.7 million for the first quarter of fiscal 2004 as interest expense. SFAS 150 explicitly prohibits restatement of prior periods. See Note 3, Change in Accounting Principle, in the accompanying unaudited condensed consolidated financial statements.

Financial Covenant Compliance

     One of our major risks is our ability to finance our cash requirements for debt service under our senior credit facility and our other debt and to comply with the financial covenants under our senior credit facility. Our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial tests which, if violated, could place us in default, and our lenders could then accelerate our debt and prohibit us from borrowing additional funds from this facility to meet our liquidity needs.

     Our ability to meet the financial ratios and tests required under our senior credit facility can be affected by events beyond our control, such as prevailing economic, financial or industry conditions. The occurrence of any such event may prevent us from meeting these financial ratios and tests. In particular, if domestic commodity prices increase further and we are unable to recover such increased costs through price increases, we may face additional challenges in covenant compliance. In addition, we may face covenant challenges if any of our price increases adversely affect our sales volume. We have experienced difficulty in the past satisfying the financial covenants in our senior credit facility and have negotiated amendments and obtained waivers from our lenders for fiscal 2000, 2001 and 2003 due to covenant non-compliance. Our senior credit facility, including the financial covenants, was last amended effective March 9, 2004. If we violate these amended covenants and are unable to either negotiate amendments or obtain waivers from our lenders, we could be in default under our debt agreements, our lenders may accelerate our debt, and we would not be able to draw upon additional availability under our senior credit facility to meet our liquidity needs.

Results of Operations

     We manufacture pet food, primarily private label, in the United States and Europe using 29 combined manufacturing and distribution facilities that we own or lease. We manufacture pet food products primarily for dogs and cats, including dry, wet, semi-moist, soft dry, soft treats and biscuits. We sell our products to various types of retailers.

     Historically, approximately 75% of our cost of goods sold has been comprised of raw material and packaging costs with the remainder primarily comprised of salaries, wages and related fringe benefits, utilities and depreciation. Our operating expenses generally consist of promotion and distribution expenses and selling, general and administrative expenses. Promotion and distribution expenses are primarily comprised of promotions, freight, brokerage fees and warehousing expenses. Selling, general and administrative expenses primarily include salaries and related fringe benefits, depreciation and other corporate overhead costs, which typically do not increase proportionately with increases in volume and product sales.

     We have foreign currency exposure related to foreign-denominated revenues and costs translated into U.S. dollars, or USD, primarily related to the Euro to USD exchange rate. Our results of operations were impacted by foreign currency exchange rate fluctuations in the first quarter of fiscal 2004 and 2003. For the purpose of evaluating our results of operations, the average Euro to USD exchange rates for the first quarter of fiscal 2004 and 2003 were approximately 1.25 and 1.07, respectively. For the purpose of evaluating our financial position, the Euro to USD exchange rates as of end of the first quarter of fiscal 2004 and as of the end of fiscal 2003 were approximately 1.22 and 1.25, respectively.

     Our fiscal year ends on the Saturday nearest to the end of December; and therefore, fiscal 2003 ended on January 3, 2004. Each quarter also ends on a Saturday with the first quarter of fiscal 2004 and 2003 ending on April 3, 2004 and March 29, 2003, respectively.

     Statement of operations data. The following table sets forth our statement of operations derived from the accompanying unaudited condensed consolidated financial statements expressed as a percentage of net sales for the first quarter of fiscal 2004 and 2003 as indicated (table in thousands, except percentages):

	First quarter
	2004		2003
Net sales	$270,880	100.0%	$259,949	100.0%

Cost of goods sold:
Commodity costs	136,324	50.3	125,495	48.3
Other	93,738	34.6	89,094	34.3

Total cost of goods sold	230,062	84.9	214,589	82.6

Gross profit	40,818	15.1	45,360	17.4
Operating expenses:
Promotion and distribution	14,227	5.2	14,410	5.5
Selling, general and administrative	13,183	4.9	12,108	4.7
Amortization	1,229	0.5	1,154	0.4
Other operating expenses	1,223	0.5	—	—

Income from operations	10,956	4.0	17,688	6.8
Interest expense, net	17,977	6.6	14,015	5.4
Debt extinguishments	—	—	11,113	4.3
Other expense (income), net	(407)	(0.1)	(171)	(0.1)

Loss before income taxes	(6,614)	(2.5)	(7,269)	(2.8)
Income tax expense	1,193	0.4	605	0.2

Net loss	$(7,807)	(2.9)%	$(7,874)	(3.0)%

First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003

     Net sales. Net sales in the first quarter of fiscal 2004 increased 4.2% to $270.9 million from $259.9 million in the first quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the first quarter of fiscal 2004, net sales increased 0.3%. The increase in net sales in the first quarter of fiscal 2004 was primarily due to our domestic price increase and European sales volume growth, partially offset by a decrease in domestic sales volume resulting from the prohibition on the export of all pet food from the United States to Mexico.

     Gross profit. Gross profit in the first quarter of fiscal 2004 decreased 10.0%, or $4.5 million, to $40.8 million from $45.4 million in the first quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the first quarter of fiscal 2004, gross profit decreased $6.6 million, or 14.6%, from the first quarter of fiscal 2003. This decrease was primarily due to higher global commodity costs, which increased as a percentage of net sales to 50.3% in the first quarter of fiscal 2004 from 48.3% in the first quarter of fiscal 2003, and lower domestic sales volume, partially offset by the positive impact of the first quarter domestic price increase. Other cost of goods sold was consistent in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 as a percentage of net sales.

     Promotion and distribution. Promotion and distribution expenses for the first quarter of fiscal 2004 decreased 1.3% to $14.2 million from $14.4 million in the first quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the first quarter of fiscal 2004, promotion and distribution expenses decreased $1.2 million, or 8.6%, from the first quarter of fiscal 2003. This decrease was primarily due to lower freight costs associated with the reduced shipments to Mexico discussed above.

     Selling, general and administrative. Selling, general and administrative expenses in the first quarter of fiscal 2004 increased 8.9% to $13.2 million from $12.1 million in the first quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the first quarter of fiscal 2004, selling, general and administrative expenses increased $0.4 million, or 3.3%.

     Other operating expenses. Other operating expenses of $1.2 million in the first quarter of fiscal 2004 consisted of severance costs of $1.6 million related to our European restructuring plan and asset impairments of $0.4 million related to the closure of our distribution center in Alexandria, Louisiana. These expenses were partially offset by $0.8 million of income related to the arbitration award we received from Merrick. See Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements. We had no other operating expenses in the first quarter of fiscal 2003.

     Interest expense, net. Interest expense, net of interest income, in the first quarter of fiscal 2004 increased 28.3%, or $4.0 million, to $18.0 million from $14.0 million in the first quarter of fiscal 2003. The increase was primarily due to accretion and dividends of $3.7 million relating to our Senior Preferred Stock (Redeemable). This amount was included in interest expense in the first quarter of fiscal 2004, but not in the first quarter of fiscal 2003. See Note 3, Change in Accounting Principle, in the accompanying unaudited condensed consolidated financial statements.

     Debt extinguishments. Debt extinguishments of $11.1 million in the first quarter of fiscal 2003 related to our refinancing in February 2003 and included: (1) a $4.0 million write-off of deferred financing costs, primarily related to our senior credit facility; (2) a charge of $7.6 million for the accretion of our sponsor facility to face value; (3) a charge of $6.2 million realized foreign currency translation loss as a result of retiring a portion of our Euro term loan facility with a corresponding credit to accumulated other comprehensive income; and (4) a credit of $6.7 million for the reversal of an excess leverage fee accrual.

     Income tax expense. We recognized income tax expense of $1.2 million in the first quarter of fiscal 2004 compared to $0.6 million in the first quarter of fiscal 2003. We recorded valuation allowances against deferred tax assets of $4.3 million and $4.1 million in the first quarter of fiscal 2004 and 2003, respectively. Due primarily to the magnitude of our operating losses in fiscal 2003, our loss in the first quarter of fiscal 2004 and the variability of our historical earnings, we do not believe that we meet the “more likely than not” recoverability criteria necessary to recognize our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the valuation allowances described above and the tax benefit arising from certain items being deductible in the United States and also in certain foreign jurisdictions.

Liquidity and Capital Resources

General

     We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and issuance of other long-term indebtedness. We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt.

     As of the end of the first quarter of fiscal 2004, our principal sources of liquidity consisted of cash of $20.1 million, working capital excluding cash of $16.1 million, and available borrowing capacity of $27.3 million under our revolving credit facility. We may be required to refinance all or a portion of the principal amount of our outstanding debt on or prior to maturity or a mandatory redemption date, and we may not have sufficient capital available to us for any future acquisitions, joint ventures or similar transactions.

     We believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and fund our planned expansion and customer requirements for fiscal 2004. We anticipate that our capital expenditures will not exceed $27.0 million for fiscal 2004 and that approximately $10 million to $12 million is required for maintenance of our business.

     We believe that offerings of additional debt securities are possible if the need arises, although such offerings may not be available to us on acceptable terms based on market conditions that exist at the time of any such offering. Moreover, our ability to borrow is limited by our senior credit facility, including compliance with the financial covenants therein, and the limitations on the incurrence of additional indebtedness in the indentures governing our senior notes and senior subordinated notes.

     Although we believe that future borrowings under our revolving credit facility will be available to fund our liquidity needs, availability of these funds is subject to our satisfaction of certain terms and conditions, including our ability to satisfy the financial covenants in our senior credit facility. As discussed below, we have experienced difficulty in the past generating sufficient operating revenues and cash flows to satisfy these financial covenants and were required to negotiate amendments and obtain waivers from our lenders. We may experience difficulty in the future satisfying these financial covenants and, absent an amendment or waiver from our lenders, it could result in an event of default under our senior credit facility and permit a majority of the lenders to accelerate outstanding debt under our senior credit facility and permit a majority of our lenders under our revolving credit facility to terminate our revolving credit commitment (without acceleration of such debt) and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes. In that event, we may not have sufficient liquidity to make interest payments on our debt and for operational and capital requirements. See “Financial Covenant Compliance” above.

Cash and Cash Flows

     Net cash used in our operating activities was $2.0 million in the first quarter of fiscal 2004 compared to net cash provided by operating activities of $0.1 million in the first quarter of fiscal 2003. The year-over-year decrease was due to higher global commodity costs and lower sales volume, partially offset by the first quarter 2004 domestic price increase and favorable working capital. The favorable change in working capital resulted from improvements in customer collections and vendor payments, partially offset by a reduction in packaging inventory which occurred in the first quarter of fiscal 2003.

     Net cash used in our investing activities was $2.6 million in the first quarter of fiscal 2004 compared to $5.1 million in the first quarter of fiscal 2003. Capital expenditures in the first quarter of fiscal 2004 were $2.1 million compared to $4.3 million in the first quarter of fiscal 2003.

     Net cash used in our financing activities was $4.5 million in the first quarter of fiscal 2004 compared to net cash provided by financing activities of $4.1 million in the first quarter of fiscal 2003. In the first quarter of fiscal 2004, we paid $3.0 million in transaction fees and expenses relating to our March 9, 2004 amendment to our senior credit facility. In the first quarter of fiscal 2003, we received $210.4 million of gross proceeds from the issuance of our senior notes that was used to repay a portion of the outstanding debt under our senior credit facility, repay our sponsor facility in full, and pay related transaction fees and expenses.

Senior Credit Facility

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

     We entered into an amended and restated senior credit facility dated as of May 8, 2000 with a syndicate of banks and other institutional investors, as lenders, and JPMorgan Chase Bank, as administrative agent. Our senior credit facility was subsequently amended in March 2001, March 2002, February 2003 and March 2004.

     The facilities. As of the end of the first quarter of fiscal 2004, our senior credit facility provides for total commitments as follows:

•	a Euro 30.1 million ($36.8 million assuming a Euro to USD exchange rate of approximately 1.22) Euro term loan facility; and

•	$181.4 million, consisting of

—	a $131.4 million USD term loan facility; and

—	a $50.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of letters of credit.

     As of the end of the first quarter of fiscal 2004, we had $16.0 million of borrowings outstanding under our revolving credit facility and $6.7 million of letters of credit outstanding, resulting in $27.3 million of availability under our revolving credit facility. Availability of funds under our senior credit facility is subject to certain customary terms and conditions.

     Senior credit facility amendments. Effective March 9, 2004, we amended our senior credit facility to (1) extend the maturity of the revolving credit facility from March 31, 2005 to December 29, 2005; (2) permanently reduce the borrowing capacity under the revolving credit facility from $60.0 million to $50.0 million; (3) waive non-compliance with certain financial covenants as of the end of fiscal 2003; (4) simplify the financial covenants to include only minimum consolidated EBITDA, maximum senior secured leverage and capital expenditure limits; and (5) increase our interest rates on all facilities by 0.25% as of March 9, 2004, an additional 0.25% on all facilities as of September 30, 2004 and a final 1.00% on all facilities as of March 31, 2005.

     Interest rates. As of the end of the first quarter of fiscal 2004, all loans under our senior credit facility bore interest at the higher of the Euro dollar rate plus 5.00%, or the prime rate of the administrative agent plus 4.00%. As of the end of the first quarter of fiscal 2004, our Euro term loan facility bore interest at 7.20%, our USD loan term facility bore interest at 6.18% and our revolving credit facility bore interest at 8.00%. These rates will increase 0.25% on September 30, 2004 and a final 1.00% on March 31, 2005 in accordance with the March 9, 2004 amendment.

     Prepayments. The loans under our senior credit facility may be prepaid and commitments may be reduced in certain specified minimum amounts. Optional prepayments of the term loans are generally applied pro rata to the four tranches and ratably to the respective installments thereof. Optional prepayments of the term loans may not be reborrowed.

     Our senior credit facility also provides for mandatory prepayments of the borrowings upon certain specified events and in certain specified percentages, including:

•	100% of the net cash proceeds received by our parent, us or any of our restricted subsidiaries from the issuance of indebtedness not currently expressly permitted by our senior credit facility;

•	100% of the net cash proceeds of any sale or other disposition of any assets, subject to certain exceptions;

•	100% of excess cash flow; and

•	100% of the net proceeds of any sale or issuance of equity, subject to certain exceptions.

     Guarantees; collateral. We, our parent and certain of our domestic subsidiaries are required to guarantee amounts outstanding under our senior credit facility. To secure the indebtedness and obligations under our senior credit facility, we, our parent and certain of our domestic subsidiaries have pledged the following U.S. assets:

•	substantially all of our personal property assets, subject to certain exceptions;

•	substantially all of our real property assets and any subsequently acquired real property having a fair market value in excess of $0.5 million, subject to certain exceptions;

•	substantially all of our intellectual property assets; and

•	substantially all of the stock owned or subsequently acquired by each of us in each of our respective domestic subsidiaries and 65% of the foreign subsidiaries owned directly by us or a domestic subsidiary.

     In addition, pursuant to the pledge agreement between DPC Investment Corp. and Doane Pet Care Europe (ApS), 65% of the capital stock of Doane Pet Care Europe (ApS) is pledged to secure the obligations under our senior credit facility.

     Covenants. Our senior credit facility, as last amended on March 9, 2004, contains financial and other covenants that we believe are usual and customary for a secured credit agreement, including covenants that limit our and certain of our subsidiaries’ abilities to, among other things:

•	incur indebtedness or issue guarantees;

•	grant liens;

•	make investments;

•	make certain capital expenditures;

•	make certain restricted payments; and

•	enter into certain lines of business.

     Our senior credit facility also contains the following financial covenant requirements:

•	Minimum Consolidated EBITDA. Our consolidated EBITDA, as defined in the senior credit facility, must exceed the following amounts in the respective periods: $16.2 million for the first quarter of fiscal 2004; $33.5 million for the first two quarters of fiscal 2004; $56.0 million for the first three quarters of fiscal 2004; $85.0 million for the full year fiscal 2004; $90.0 million for the twelve-month period ending in the first quarter of fiscal 2005; $95.0 million for the twelve-month period ending in the second quarter of fiscal 2005; $97.0 million for the twelve-month period ending in the third quarter of fiscal 2005; and $100.0 million for the full year fiscal 2005.

Consolidated EBITDA means for any period, consolidated net income for such period plus, without duplication and to the extent reflected as a charge in the statement of such consolidated net income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or writeoff of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness (including the loans), (c) depreciation and amortization expense, (d) amortization of intangibles (including, but not limited to, goodwill) and organization costs, (e) any extraordinary, unusual, transition or non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the statement of such consolidated net income for such period, non-cash losses on sales of assets outside of the ordinary course of business), and (f) any other non-cash charges (including any dividends or accretion on the existing preferred stock or any replacement preferred stock to the extent not actually paid in cash during such period) and minus, to the extent included in the statement of such consolidated net income for such period, the sum of (x) interest income, (y) any extraordinary, unusual or non-recurring non-cash income or non-cash gains (including, whether or not otherwise includable as a separate item in the statement of such consolidated net income for such period, gains on the sales of assets outside of the ordinary course of business) and (z) any other non-cash income, all as determined on a consolidated basis.

•	Senior Secured Leverage. Our consolidated senior secured debt ratio as of certain specified periods must not exceed ratios as set forth below:

Fiscal quarter ending
on or nearest to	Ratio
March 31, 2004	2.60:1.00
June 30, 2004	2.60:1.00
September 30, 2004	2.50:1.00
December 31, 2004 and thereafter until maturity	2.00:1.00

Consolidated senior secured debt as of any day is the then outstanding principal balance of the loans under the senior credit facility.

•	Capital Expenditures. Capital expenditures must not exceed $27.0 million for each fiscal year commencing on or after January 3, 2004.

     We have experienced difficulty in the past satisfying financial covenants in our senior credit facility and negotiated amendments and obtained waivers for fiscal 2000, 2001 and 2003 due to covenant non-compliance. Our senior credit facility, including the financial covenants, was last amended on March 9, 2004. Our ability to satisfy these covenants is determined based on our cash flows, outstanding senior secured debt and capital expenditures. We may experience difficulty satisfying these amended covenants in the future. It is possible that, if domestic commodity prices increase further and we are unable to recover such increased costs through price increases, we may face additional challenges in covenant compliance. In addition, we may face covenant challenges if any of our price increases adversely affect our sales volume. If we are unable to negotiate an amendment or secure a waiver from our lenders for any potential default, it could result in an event of default under our senior credit facility and permit a majority of the lenders to accelerate outstanding debt under our senior credit facility and permit a majority of our lenders under our revolving credit facility to terminate our revolving credit commitment (without acceleration of such debt) and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes.

     Events of default. Our senior credit facility contains default provisions that we believe are customary for facilities and transactions of this type, including default provisions relating to:

•	our failure to pay principal or interest when and as due or any other amount under our senior credit facility within five days after such amount becomes due;

•	representations or warranties being inaccurate in any material respect when made;

•	cross-default to certain other indebtedness and agreements including our senior notes and senior subordinated notes;

•	bankruptcy or insolvency;

•	actual invalidity, or invalidity asserted by us, of any security document;

•	material judgments;

•	certain ERISA events; and

•	change of control or ownership.

Liquidity

     As of the end of the first quarter of fiscal 2004, our principal sources of liquidity consisted of cash of $20.1 million, working capital excluding cash of $16.1 million, and $27.3 million of remaining availability under the revolving credit facility portion of our senior credit facility out of a total availability of $50.0 million. Availability of funds under the revolving credit facility is subject to our satisfaction of certain terms and conditions, including our ability to satisfy the financial covenants in our senior credit facility. See “Covenants” above. We may be required to refinance all or a portion of the principal amount of our outstanding debt on or prior to maturity or a mandatory redemption date. We believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and fund the planned expansion and customer requirements for fiscal 2004.

     Any future acquisitions, joint ventures or similar transactions will likely require additional capital and we may not have such capital available to us on commercially reasonable terms, on terms acceptable to us, or at all. Our business may not generate sufficient cash flows or future borrowings may not be available in an amount sufficient to enable us to make principal and interest payments on our debt, including our senior notes and senior subordinated notes, or to fund our other liquidity needs. In addition, our business may not generate sufficient operating results and cash flows to allow us to comply with the financial covenants in our senior credit facility. In the event of a default under our senior credit facility, absent an amendment or a waiver from our lenders, a majority of our lenders could accelerate outstanding debt under our senior credit facility and a majority of our lenders under our revolving credit facility could terminate our revolving credit commitment (without acceleration of such debt) and seize the cash in our operating accounts. In that event, we may not have sufficient liquidity to make interest payments on our debt and for operational and capital requirements.

Annual Maturities of Long-Term Debt

     A summary of the annual maturities of our long-term debt, including our Senior Preferred Stock (Redeemable), as of the end of the first quarter of fiscal 2004 follows (in thousands):

End of fiscal	Maturities
2004	$11,651
2005	140,045
2006	41,519
2007	246,390
2008	1,201
2009 and thereafter	225,496

$666,302

Commitments and Contingencies

     We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements. However, these requirements may change in the future, which may cause us to incur material costs to comply with these requirements or in connection with the effect of these matters on our business.

Inflation and Changes in Prices

     Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, changes in international demand, as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. Our results of operations have been exposed to volatility in the commodity and natural gas markets in the past. We have cost-sharing arrangements with certain of our domestic customers to reduce the impact of volatile commodity costs; however, these arrangements only reduce our exposure to such volatility in the future.

     In the event of any increases in raw materials, packaging and natural gas costs, we may be required to seek increased sales prices for our products to avoid margin deterioration. For instance, because of the increases in our raw material costs during fiscal 2003 and 2004, we implemented a price increase in January 2004 and an additional price increase in the second quarter of fiscal 2004 for most of our domestic products. We cannot provide any assurances as to the timing or extent of our ability to implement future price adjustments in the event of increased raw materials, packaging or natural gas costs or of whether any price increases implemented by us may affect future sales volumes to our customers.

Seasonality

     Our sales are moderately seasonal. We normally experience an increase in net sales during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.

Recently Issued Accounting Pronouncements

     See Note 2, Recent Accounting Pronouncements, in the accompanying unaudited condensed consolidated financial statements.

Critical Accounting Policies

     Accounts receivable allowances. As of the end of the first quarter of fiscal 2004 and the end of fiscal 2003, our gross accounts receivable were $87.2 and $94.2 million, respectively. We had allowances of $2.7 and $2.6 million as of the end of the first quarter of fiscal 2004 and the end of fiscal 2003, respectively, primarily for doubtful accounts and outstanding deductions with customers. Our policy is to estimate our allowance by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise our allowances against accounts receivable as we receive more information or as we assess other factors impacting the realizability of our accounts receivable.

     Inventories allowances. As of the end of the first quarter of fiscal 2004 and the end of fiscal 2003, our gross inventories were $74.7 and $73.0 million, respectively. We had allowances of $4.6 million and $4.4 million as of the end of the first quarter of fiscal 2004 and the end of fiscal 2003, respectively, primarily related to obsolescence of packaging inventories. Our policy is to estimate our allowances based on specific identification of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. We may revise our allowances against inventories as we receive more information or as we assess other factors impacting the realizability of our inventories.

     Deferred tax assets. As of the end of the first quarter of fiscal 2004 and the end of fiscal 2003, our federal net operating loss, or NOL, carryforwards were $130.7 million and $126.5 million, respectively, and our foreign NOL carryforwards were $1.9 million and $2.2 million, respectively. Our gross deferred tax assets, including federal, foreign, state and local NOL carryforwards, were $77.1 million and $72.3 million as of the end of the first quarter of fiscal 2004 and the end of fiscal 2003, respectively, and our gross deferred tax liabilities were $57.2 million and $55.8 million, respectively. We assess the realization of our deferred tax assets dependent upon our ability to generate sufficient taxable income during the periods in which our deferred tax assets may be utilized. This assessment incorporates a determination of whether it is “more likely than not” that we will realize the benefit of our existing deferred tax assets in future periods. When we determine that we do not meet this probability criteria, we record valuation allowances that take into consideration tax planning strategies, historical and projected earnings, and the future reversal of taxable temporary differences.

     Due primarily to the magnitude of our operating losses in fiscal 2003, our loss in the first quarter of fiscal 2004 and the variability of our historical earnings, we do not believe that we meet the “more likely than not” recoverability criteria necessary to recognize our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. During the first quarter of fiscal 2004 and for the full year fiscal 2003, we recorded valuation allowances against our U.S. federal and state deferred tax assets in the amounts of $2.0 million and $35.2 million, respectively, and valuation allowances against our foreign deferred tax assets in the amounts of $2.3 million and $7.3 million, respectively. These additional amounts created a consolidated valuation allowance of $47.4 million and $43.1 million as of the end of the first quarter of fiscal 2004 and the end of fiscal 2003, respectively. We currently expect that future years’ deferred income tax expense (benefit) will include deferred income tax expense in an amount approximating the growth in our deferred tax liabilities related to the tax amortization of goodwill and other intangible assets recognized on our income tax return.

     Goodwill and trademarks. As of the end of the first quarter of fiscal 2004 and the end of fiscal 2003, our goodwill and trademarks were $378.0 million and $380.4 million, respectively. Our policy is to test the fair value of goodwill and trademarks for impairment annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions. If the estimated fair value of goodwill or trademarks of either the domestic or international reporting unit is less than the carrying value, an impairment loss will be recognized. In the fourth quarter of fiscal 2003, we performed our annual assessment of impairment and determined no impairment was evident at this date.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

     Commodity price risk. We are exposed to market risk related to changes in commodity prices. We have in the past and may continue to seek to manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading.

     Although we may seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and may in the future. It is possible that, if domestic commodity prices increase further and we are unable to recover such increased costs through price increases, we may face additional challenges in covenant compliance. In addition, we may face covenant challenges if any of our price increases adversely affect our sales volume. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Senior Credit Facility” and “Financial Covenant Compliance.” Moreover, the use of futures contracts also reduces our ability to take advantage of short-term reductions in raw material prices. If one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material adverse effect on our business, results of operations and financial condition.

     Our commodity derivative instruments are measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, in our accompanying unaudited condensed consolidated financial statements. Our results of operations have been adversely affected in the past by volatility in commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments and our results of operations may be adversely affected in the future by SFAS 133 accounting. As of the end of the first quarter of fiscal 2004, we had no open commodity contracts.

     With the changes in our pricing strategy resulting from reaching cost-sharing arrangements, we plan to collaborate with our customers on any hedging strategies.

     Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our domestic floating rate debt, which totaled $184.2 million at the end of the first quarter of fiscal 2004. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. As of the end of the first quarter of fiscal 2004, we had no open interest rate swap and cap contracts.

     Our net loss is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our floating rate debt, interest expense would increase by approximately $0.5 million for the first quarter of fiscal 2004. In addition, such a change would result in a decrease of approximately $14.8 million in the fair value of our fixed rate debt at the end of the first quarter of fiscal 2004. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

     Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. Our European operations sell pet food products throughout Europe. In connection with our fiscal 2000 acquisition of Arovit, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. The cumulative translation adjustment for the net investment in our foreign operations is recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements. As of the end of the first quarter of fiscal 2004, we had a cumulative translation gain of $51.2 million, which included an unrealized cumulative loss of $9.7 million for the translation of our Euro-

denominated debt to U.S. dollars, that has been recognized in the accompanying unaudited condensed consolidated financial statements.

     We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe. From time to time, we periodically may enter into foreign currency forward contracts for the purchase or sale of a currency to mitigate the risk from foreign currency exchange rate fluctuations in those transactions. As of the end of the first quarter of fiscal 2004, we had no open foreign currency forward contracts.

ITEM 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period ending April 3, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II. Other Information

ITEM 1. Legal Proceedings

     See Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q, which is incorporated by reference in this Part II, Item 1.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number	Description
10.1	Amendment No. 5 to Amended and Restated Credit Agreement dated as of March 9, 2004 among Doane Pet Care Enterprises, Inc., Doane Pet Care Company, as borrower, Doane/Windy Hill Joint Venture L.L.C., DPC Investment Corp. and JPMorgan Chase Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the 2003 Form 10-K).

15.1*	Letter from KPMG LLP dated May 14, 2004 regarding unaudited interim financial information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as the case may be

(b) Reports on Form 8-K

     The following report on Form 8-K is furnished during the first quarter of fiscal 2004:

1.	Report on Form 8-K dated March 11, 2004 was furnished pursuant to Item 9 and Item 12 of Form 8-K in connection with our issuance of a press release announcing our fourth quarter and fiscal 2003 results and discussing other matters set forth therein. We also announced that we had provided the Securities and Exchange Commission with certifications of our Chief Executive Officer and Chief Financial Officer on March 11, 2004 in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOANE PET CARE COMPANY

By:	/s/ PHILIP K. WOODLIEF

Philip K. Woodlief
Vice President, Finance and Chief Financial Officer

By:	/s/ STEPHEN P. HAVALA

Stephen P. Havala
Corporate Controller and Principal Accounting Officer

Date: May 17, 2004

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 5 to Amended and Restated Credit Agreement dated as of March 9, 2004 among Doane Pet Care Enterprises, Inc., Doane Pet Care Company, as borrower, Doane/Windy Hill Joint Venture L.L.C., DPC Investment Corp. and JPMorgan Chase Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the 2003 Form 10-K).

15.1*	Letter from KPMG LLP dated May 14, 2004, regarding unaudited interim financial information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as the case may be