Form 10-Q
period 2004-07-03
DOANE PET CARE CO
filed 2004-08-12
CIK 1002211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 0-27818

Doane Pet Care Company

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-1350515 (IRS Employer Identification No.)

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

          As of August 12, 2004, the registrant had outstanding 1,000 shares of common stock, all of which were held by its parent, Doane Pet Care Enterprises, Inc.

PART I. Financial Information

ITEM 1. Financial Statements

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	End of
	Second quarter	Fiscal
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,062	$29,293
Accounts receivable, net	93,340	91,569
Inventories, net	71,309	68,619
Deferred tax assets	2,362	1,898
Prepaid expenses and other current assets	11,634	14,390

Total current assets	188,707	205,769
Property, plant and equipment, net	250,889	266,457
Goodwill and trademarks	377,500	380,418
Other assets	34,053	33,270

Total assets	$851,149	$885,914

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$10,763	$13,185
Accounts payable	88,079	100,512
Accrued liabilities	54,968	51,719

Total current liabilities	153,810	165,416

Long-term debt:
Long-term debt, excluding current maturities	558,078	560,861
Senior Preferred Stock (Redeemable)	98,487	—

Total long-term debt	656,565	560,861
Deferred tax liabilities	30,994	28,524
Other long-term liabilities	9,033	8,863

Total liabilities	850,402	763,664

Senior Preferred Stock (Redeemable)	—	91,052

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in-capital	115,674	115,674
Accumulated other comprehensive income	45,278	50,185
Accumulated deficit	(160,205)	(134,661)

Total stockholder’s equity	747	31,198

Total liabilities and stockholder’s equity	$851,149	$885,914

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Second quarter		First six months fiscal
	2004	2003	2004	2003
Net sales	$258,338	$234,476	$529,218	$494,425
Cost of goods sold	225,201	195,967	455,263	410,556

Gross profit	33,137	38,509	73,955	83,869
Operating expenses:
Promotion and distribution	13,767	12,797	27,994	27,207
Selling, general and administrative	12,803	12,373	25,986	24,481
Amortization	1,134	1,163	2,363	2,317
Other operating expenses	3,938	—	5,161	—

Income from operations	1,495	12,176	12,451	29,864
Interest expense, net	18,186	14,857	36,163	28,872
Debt extinguishments	—	—	—	11,113
Other income, net	(331)	(414)	(738)	(585)

Loss before income taxes	(16,360)	(2,267)	(22,974)	(9,536)
Income tax expense	1,377	1,137	2,570	1,742

Net loss	(17,737)	(3,404)	(25,544)	(11,278)
Preferred stock dividends and accretion	—	(3,319)	—	(6,534)

Net loss available to common shares	$(17,737)	$(6,723)	$(25,544)	$(17,812)

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDER’S EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

				Accumulated
	Common stock		Additional	other
			paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balances at end of fiscal 2003	1,000	$—	$115,674	$50,185	$(134,661)	$31,198
Comprehensive loss:
Net loss	—	—	—	—	(25,544)	(25,544)
Foreign currency translation	—	—	—	(4,907)	—	(4,907)

Total comprehensive loss						(30,451)

Balances at end of second quarter 2004	1,000	$—	$115,674	$45,278	$(160,205)	$747

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	First six months fiscal
	2004	2003
Cash flows from operating activities:
Net loss	$(25,544)	$(11,278)
Items not requiring (providing) cash:
Depreciation	17,303	15,120
Amortization	2,860	2,814
Deferred income tax expense	2,065	757
Non-cash interest expense	9,713	2,961
Equity in joint ventures	(457)	(298)
Debt extinguishments	—	11,113
Asset impairments	420	—
Changes in current assets and liabilities	(12,674)	(6,527)

Net cash provided by (used in) operating activities	(6,314)	14,662

Cash flows from investing activities:
Capital expenditures	(5,126)	(9,616)
Proceeds from sale of assets	400	193
Other, net	(804)	(1,915)

Net cash used in investing activities	(5,530)	(11,338)

Cash flows from financing activities:
Net repayments under revolving credit agreements	—	(15,000)
Proceeds from issuance of long-term debt	13,078	210,444
Principal payments on long-term debt	(17,276)	(191,215)
Payments for debt issuance costs	(3,002)	(7,771)

Net cash used in financing activities	(7,200)	(3,542)
Effect of exchange rate changes on cash and cash equivalents	(187)	535

Increase (decrease) in cash and cash equivalents	(19,231)	317
Cash and cash equivalents, beginning of period	29,293	7,596

Cash and cash equivalents, end of period	$10,062	$7,913

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company and its consolidated subsidiaries, or the Company, do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The fiscal 2003 year-end condensed consolidated balance sheet data was derived from audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 2004 presentation.

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

     The Company’s fiscal year ends on the Saturday nearest to the end of December. Each quarter also ends on a Saturday with the second quarters of fiscal 2004 and 2003 ending on July 3, 2004 and June 28, 2003, respectively.

(2) Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46 Revised December 2003, Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, if so, whether it should consolidate the entity. The Company adopted FIN 46R as of the beginning of fiscal 2004 and is required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003, if any. The adoption of FIN 46R did not have an impact on the Company’s condensed consolidated financial statements.

     In May 2004, the FASB issued Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, or FSP 106-2. FSP 106-2 superceded the FASB's previously released guidance contained in FSP 106-1. FSP 106-2 allows companies to recognize, or defer recognizing, the effects of the prescription-drug provisions of the new Medicare Act, effectively suspending the application of guidance currently required by the FASB. The Company has elected to defer accounting for the economic effects of the Medicare Act. As a result, amounts and disclosures relating to the post-retirement benefit obligation or net periodic post-retirement benefit costs in the condensed consolidated financial statements and in Note 9, Benefit Plans, do not reflect these effects. Future authoritative guidance may require the Company to change previously reported amounts and disclosures.

(3) Change in Accounting Principle

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150. SFAS 150 required companies to classify mandatorily redeemable financial instruments as liabilities and was effective for the first fiscal period beginning after December 15, 2003 for nonpublic entities. The Company adopted SFAS 150 as of the beginning of fiscal 2004 and reclassified its Senior Preferred Stock (Redeemable) as long-term debt in its condensed consolidated balance sheet and the related accretion and dividends as interest expense in its condensed consolidated statement of operations for the second quarter and the first six months of fiscal 2004.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Inventories

     A summary of inventories follows (in thousands):

	End of
	Second quarter	Fiscal
	2004	2003
Raw materials	$15,671	$14,726
Packaging materials	23,541	23,551
Finished goods	37,069	34,703

	76,281	72,980
Allowances	(4,972)	(4,361)

Total	$71,309	$68,619

(5) Long-Term Debt

     A summary of long-term debt follows (in thousands):

	End of
	Second quarter	Fiscal
	2004	2003
Revolving Credit Facility	$16,000	$16,000
Term Loan Facilities	165,078	169,322
Senior notes	210,961	210,779
Senior subordinated notes	148,968	148,789
Debt of foreign subsidiaries	13,346	14,674
Industrial development revenue bonds	14,488	14,482

	568,841	574,046
Less: Current maturities	(10,763)	(13,185)

Subtotal	558,078	560,861
Senior Preferred Stock (Redeemable)	98,487	—

Total	$656,565	$560,861

     As of the end of the second quarter of fiscal 2004, the Company’s senior credit facility provided for total commitments of a Euro 30.1 million Euro Term Loan Facility ($36.6 million assuming a Euro to USD exchange rate of approximately 1.22) and $178.5 million, consisting of a $128.5 million USD Term Loan Facility and a $50 million Revolving Credit Facility, with a $20 million sub-limit for the issuance of letters of credit.

     As of the end of the second quarter of fiscal 2004, the Company had $16.0 million of borrowings outstanding under its Revolving Credit Facility and $6.7 million of letters of credit outstanding, resulting in $27.3 million of availability under its Revolving Credit Facility. Availability of funds under the senior credit facility is subject to certain customary terms and conditions.

     All loans under the senior credit facility bear interest at the higher of the Euro dollar rate plus 5.00%, or the prime rate of the administrative agent plus 4.00%. As of the end of the second quarter of fiscal 2004, the Euro Term Loan Facility bore interest at 7.09% and the USD Term Loan and Revolving Credit Facilities bore interest at 6.22%.

     Effective March 9, 2004, the Company amended its senior credit facility to (1) extend the maturity of the existing Revolving Credit Facility from March 31, 2005 to December 29, 2005; (2) permanently reduce the

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     As of the end of the second quarter of fiscal 2004, the principal amounts due under the Company’s long-term debt and the respective final maturity dates were as follows (in thousands):

		Maturities by fiscal year
							2009 and
	Final maturity	2004	2005	2006	2007	2008	thereafter	Total
Revolving Credit Facility	December 29, 2005	$—	$16,000	$—	$—	$—	$—	$16,000

Term Loan Facilities:
Euro Term Loan Facility	December 30, 2005	—	36,589	—	—	—	—	36,589
USD Term Loan Facility:
Tranche A	March 31, 2005	5,732	4,587	—	—	—	—	10,319
Tranche B	December 31, 2005	—	79,102	—	—	—	—	79,102
Tranche C	December 31, 2006	—	—	39,068	—	—	—	39,068

Subtotal		5,732	120,278	39,068	—	—	—	165,078
Senior notes	March 1, 2010	—	—	—	—	—	210,961	210,961
Senior subordinated notes	May 15, 2007	—	—	—	148,968	—	—	148,968
Other	Various	441	1,501	1,581	2,016	2,152	20,143	27,834
Senior Preferred Stock (Redeemable)	September 30, 2007	—	—	—	98,487	—	—	98,487

Total		$6,173	$137,779	$40,649	$249,471	$2,152	$231,104	$667,328

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

     The Company has experienced difficulty in the past satisfying financial covenants in its senior credit facility and negotiated amendments and obtained waivers for fiscal 2000, 2001 and 2003 due to covenant non-compliance. The Company’s senior credit facility, including the financial covenants, was last amended effective March 9, 2004. The Company’s ability to satisfy these covenants is determined based on the Company’s cash flows, senior secured debt and capital expenditures. The Company may experience difficulty satisfying these amended covenants in the future. It is possible that, if domestic commodity prices increase beyond recent levels and the Company is unable to recover such increased costs through price increases, the Company may face additional challenges in satisfying its debt covenants. In addition, the Company may face covenant challenges if its price increases adversely affect sales volume or if its price increases are not sustainable. If the Company is unable to negotiate an amendment or secure a waiver from its lenders for any potential default, it could result in an event of default under its senior credit facility and permit a majority of the lenders to accelerate outstanding debt under its senior credit facility and permit a majority of its lenders under its Revolving Credit Facility to terminate the Company’s revolving credit commitment (without acceleration of such debt) and seize the cash in its operating accounts. Such acceleration would result in a cross-default under the Company’s senior notes and senior subordinated notes.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Accruals for Restructuring Costs

     A rollforward of the Company’s accrued restructuring costs for the first six months of fiscal 2004 follows (in thousands):

First six months
fiscal 2004
Balance at end of fiscal 2003	$1,154
Plant closure costs	2,547
Severance	3,028
Cash payments	(5,120)

Balance at end of second quarter 2004	$1,609

     The Company expects to incur total restructuring costs of approximately $6 million, excluding asset impairments, related to its European restructuring efforts consisting of approximately (1) $3 million for severance; (2) $2 million for the installation of transferred equipment; and (3) $1 million relating to manufacturing inefficiencies through the transition period. For the second quarter of fiscal 2004, the Company recognized $3.9 million consisting of $2.0 million of installation costs for the transferred equipment, $1.3 million of severance costs and $0.6 million of manufacturing inefficiencies as other operating expenses. The Company recognized $5.6 million for the first six months of fiscal 2004 including additional severance in the first quarter.

     The future expected payout of the Company’s accrued restructuring costs, consisting primarily of severance, as of the end of the second quarter of fiscal 2004 follows (in thousands):

Fiscal years ending	Payout
2004	$1,154
2005	390
2006	65

Total	$1,609

(7) Comprehensive Income (Loss)

     The components of comprehensive income (loss) were as follows (in thousands):

	Second quarter		First six months fiscal
	2004	2003	2004	2003
Comprehensive income (loss):
Net loss	$(17,737)	$(3,404)	$(25,544)	$(11,278)
Foreign currency translation	(873)	9,027	(4,907)	20,411
Unrealized gain on interest rate swap, net of deferred tax expense of $209 and $396, respectively	—	328	—	621

Total	$(18,610)	$5,951	$(30,451)	$9,754

(8) Stock Option Plan of Parent

     The Company and its Parent, Doane Pet Care Enterprises, Inc., have elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, to account for fixed stock

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards granted to employees. However, if the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, or SFAS 123, to account for fixed stock awards granted to employees, the Company’s net loss for the second quarter and the first six months of fiscal 2004 and 2003 would have been adjusted as follows (in thousands):

	Second quarter		First six months fiscal
	2004	2003	2004	2003
Net loss available to common shares	$(17,737)	$(6,723)	$(25,544)	$(17,812)
Less: Total stock-based employee compensation expense determined based on the fair value method for all awards, net of income tax benefit	(1)	(2)	(2)	(4)

Pro forma net loss available to common shares	$(17,738)	$(6,725)	$(25,546)	$(17,816)

     Pro forma information regarding net loss has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS 123 under the assumptions of a risk free rate of return of 3.70% for the second quarter and first six months of fiscal 2004 and 2003, and an expected life of options ranging from 3 to 10 years. The Company has no present plans to pay dividends on its common stock. The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income (loss) for future years.

(9) Benefit Plans

Pension Plans

     The Company has an inactive defined benefit, non-contributory pension plan covering certain hourly and salaried employees. As a result, future benefits no longer accumulate and the Company’s service cost ceased. The Company’s funding policy for this plan is to make the minimum annual contribution required by applicable regulations. The Company also has an active defined benefit, non-contributory pension plan covering approximately 50 union employees at one of its facilities. The information below for both pension plans has been determined based on the six months ending June 30, 2004 and 2003, respectively.

     Under federal law, the Company was not required to make any cash contributions to its inactive plan in fiscal 2003 or the first six months of fiscal 2004.

     A summary of net periodic cost for the Company’s pension plans follows (in thousands):

	Second quarter		First six months fiscal
	2004	2003	2004	2003
Service cost	$9	$7	$18	$14
Interest cost	270	268	540	536
Expected income on plan assets	(347)	(311)	(693)	(623)
Recognition of actuarial loss	—	—	—	—
Amortization	173	187	345	375

Net periodic pension cost	$105	$151	$210	$302

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Post-retirement Plan

     The Company has a post-retirement healthcare plan that provides medical coverage for eligible retirees and their dependents. The Company pays benefits under the plan when due and does not fund its plan obligations as they accrue. The post-retirement plan information below has been determined based on the six months ending June 30, 2004 and 2003, respectively.

     A summary of net periodic cost for the Company’s post-retirement plan follows (in thousands):

	Second quarter		First six months fiscal
	2004	2003	2004	2003
Service cost	$3	$5	$7	$10
Interest cost	75	78	150	156
Amortization	14	6	28	13

Net periodic post-retirement cost	$92	$89	$185	$179

(10) Commitments and Contingencies

     In the first quarter of fiscal 2004, the Company won an arbitration award from Merrick Petfoods, Inc., or Merrick, after Merrick terminated the joint venture agreement with the Company related to a manufacturing facility in Hereford, Texas. The award consisted of an initial payment and monthly royalty payments. Under the arbitration agreement, the royalty payments will continue for approximately nine years and are based on Merrick’s future sales volumes of certain products. In the first quarter of fiscal 2004, the Company recorded $1.0 million relating to the award, consisting of both the initial payment of $0.8 million, recorded as an offset to other operating expenses, and royalty payments of $0.2 million, recorded as other expense (income), net. Royalty payments made subsequent to the initial payment in the first six months of fiscal 2004 did not have a material impact on the Company’s results of operations, nor does the Company expect future payments to have a material impact.

     The Company is also a party to other legal proceedings in the ordinary course of business. The resolution of such matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(11) Financial Information Related to Guarantor Subsidiaries

     Unaudited condensed consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of the end of the second quarter of fiscal 2004 and the end of fiscal 2003 and for the second quarter and first six months of fiscal 2004 and 2003 is disclosed to comply with the reporting requirements of the Company’s guarantor subsidiaries. The guarantor subsidiaries are wholly-owned domestic subsidiaries of the Company which have fully and unconditionally guaranteed the Company’s 10 3/4% Senior Notes due March 1, 2010 and the Company’s 9 3/4% Senior Subordinated Notes due May 15, 2007. The non-guarantor subsidiaries are wholly-owned foreign subsidiaries of the Company which have not fully and unconditionally guaranteed the Company’s 10 3/4% Senior Notes due March 1, 2010 or the Company’s 9 3/4% Senior Subordinated Notes due May 15, 2007. See Note 6, Long-Term Debt and Liquidity, in the Company’s 2003 10-K. Unaudited condensed consolidated financial information follows (in thousands, except share and par value amounts):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of second quarter 2004
			Intercompany
	Guarantor	Non-guarantor	eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,559	$3,503	$—	$10,062
Accounts receivable, net	41,079	52,261	—	93,340
Inventories, net	43,550	27,759	—	71,309
Deferred tax assets	2,362	—	—	2,362
Prepaid expenses and other current assets	9,268	2,366	—	11,634

Total current assets	102,818	85,889	—	188,707
Property, plant and equipment, net	149,984	100,905	—	250,889
Goodwill and trademarks	267,780	109,720	—	377,500
Other assets	258,496	13,026	(237,469)	34,053

Total assets	$779,078	$309,540	$(237,469)	$851,149

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$10,319	$444	$—	$10,763
Accounts payable	47,412	40,667	—	88,079
Accrued liabilities	38,371	16,597	—	54,968

Total current liabilities	96,102	57,708	—	153,810

Long-term debt:
Long-term debt, excluding current maturities	545,176	167,297	(154,395)	558,078
Senior Preferred Stock (Redeemable)	98,487	—	—	98,487

Total long-term debt	643,663	167,297	(154,395)	656,565
Deferred tax liabilities	28,626	2,368	—	30,994
Other long-term liabilities	9,033	—	—	9,033

Total liabilities	777,424	227,373	(154,395)	850,402

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	83,984	(83,984)	115,674
Accumulated other comprehensive income (loss)	(14,538)	58,906	910	45,278
Accumulated deficit	(99,482)	(60,723)	—	(160,205)

Total stockholder’s equity	1,654	82,167	(83,074)	747

Total liabilities and stockholder’s equity	$779,078	$309,540	$(237,469)	$851,149

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of fiscal 2003
			Intercompany
	Guarantor	Non-guarantor	eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,939	$3,354	$—	$29,293
Accounts receivable, net	35,639	55,930	—	91,569
Inventories, net	43,616	25,003	—	68,619
Deferred tax assets	1,898	—	—	1,898
Prepaid expenses and other current assets	10,727	3,663	—	14,390

Total current assets	117,819	87,950	—	205,769
Property, plant and equipment, net	156,697	109,760	—	266,457
Goodwill and trademarks	267,780	112,638	—	380,418
Other assets	241,749	12,396	(220,875)	33,270

Total assets	$784,045	$322,744	$(220,875)	$885,914

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$8,952	$4,233	$—	$13,185
Accounts payable	52,006	48,506	—	100,512
Accrued liabilities	39,921	11,798	—	51,719

Total current liabilities	100,879	64,537	—	165,416
Long-term debt, excluding current maturities	550,420	165,251	(154,810)	560,861
Deferred tax liabilities	26,161	2,363	—	28,524
Other long-term liabilities	8,863	—	—	8,863

Total liabilities	686,323	232,151	(154,810)	763,664

Senior Preferred Stock (Redeemable)	91,052	—	—	91,052

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	67,040	(67,040)	115,674
Accumulated other comprehensive income (loss)	(15,562)	64,772	975	50,185
Accumulated deficit	(93,442)	(41,219)	—	(134,661)

Total stockholder’s equity	6,670	90,593	(66,065)	31,198

Total liabilities and stockholder’s equity	$784,045	$322,744	$(220,875)	$885,914

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	Second quarter 2004
	Guarantor	Non-guarantor	Consolidated
Net sales	$192,502	$65,836	$258,338
Cost of goods sold	173,380	51,821	225,201

Gross profit	19,122	14,015	33,137
Operating expenses:
Promotion and distribution	6,580	7,187	13,767
Selling, general and administrative	8,673	4,130	12,803
Amortization	935	199	1,134
Other operating expenses	—	3,938	3,938

Income from operations	2,934	(1,439)	1,495
Interest expense, net	12,205	5,981	18,186
Other expense (income), net	(521)	190	(331)

Loss before income taxes	(8,750)	(7,610)	(16,360)
Income tax expense	1,070	307	1,377

Net loss	$(9,820)	$(7,917)	$(17,737)

	Second quarter 2003
	Guarantor	Non-guarantor	Consolidated
Net sales	$175,882	$58,594	$234,476
Cost of goods sold	149,489	46,478	195,967

Gross profit	26,393	12,116	38,509
Operating expenses:
Promotion and distribution	6,470	6,327	12,797
Selling, general and administrative	8,064	4,309	12,373
Amortization	982	181	1,163

Income from operations	10,877	1,299	12,176
Interest expense, net	8,363	6,494	14,857
Other income, net	(405)	(9)	(414)

Income (loss) before income taxes	2,919	(5,186)	(2,267)
Income tax expense	900	237	1,137

Net income (loss)	2,019	(5,423)	(3,404)
Preferred stock dividends and accretion	(3,319)	—	(3,319)

Net loss available to common shares	$(1,300)	$(5,423)	$(6,723)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	First six months fiscal 2004
	Guarantor	Non-guarantor	Consolidated
Net sales	$391,940	$137,278	$529,218
Cost of goods sold	346,716	108,547	455,263

Gross profit	45,224	28,731	73,955
Operating expenses:
Promotion and distribution	13,355	14,639	27,994
Selling, general and administrative	17,106	8,880	25,986
Amortization	1,956	407	2,363
Other operating expenses	(415)	5,576	5,161

Income from operations	13,222	(771)	12,451
Interest expense, net	23,956	12,207	36,163
Other expense (income), net	(1,134)	396	(738)

Loss before income taxes	(9,600)	(13,374)	(22,974)
Income tax expense	2,001	569	2,570

Net loss	$(11,601)	$(13,943)	$(25,544)

	First six months fiscal 2003
	Guarantor	Non-guarantor	Consolidated
Net sales	$377,727	$116,698	$494,425
Cost of goods sold	320,739	89,817	410,556

Gross profit	56,988	26,881	83,869
Operating expenses:
Promotion and distribution	14,506	12,701	27,207
Selling, general and administrative	16,103	8,378	24,481
Amortization	1,942	375	2,317

Income from operations	24,437	5,427	29,864
Interest expense, net	14,704	14,168	28,872
Debt extinguishments	11,113	—	11,113
Other expense (income), net	(723)	138	(585)

Loss before income taxes	(657)	(8,879)	(9,536)
Income tax expense	900	842	1,742

Net loss	(1,557)	(9,721)	(11,278)
Preferred stock dividends and accretion	(6,534)	—	(6,534)

Net loss available to common shares	$(8,091)	$(9,721)	$(17,812)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First six months fiscal 2004
	Guarantor	Non-guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(11,601)	$(13,943)	$(25,544)
Items not requiring (providing) cash:
Depreciation and amortization	11,640	8,523	20,163
Deferred income tax expense	2,001	64	2,065
Asset impairments	420	—	420
Other non-cash charges (income), net	9,359	(103)	9,256
Changes in current assets and liabilities	(21,535)	8,861	(12,674)

Net cash provided by (used in) operating activities	(9,716)	3,402	(6,314)

Cash flows from investing activities:
Capital expenditures	(2,990)	(2,136)	(5,126)
Proceeds from sale of assets	2	398	400
Other, net	(454)	(350)	(804)

Net cash used in investing activities	(3,442)	(2,088)	(5,530)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	13,078	13,078
Principal payments on long-term debt	(3,220)	(14,056)	(17,276)
Payments for debt issuance costs	(3,002)	—	(3,002)

Net cash used in financing activities	(6,222)	(978)	(7,200)
Effect of exchange rate changes on cash and cash equivalents	—	(187)	(187)

Increase (decrease) in cash and cash equivalents	(19,380)	149	(19,231)
Cash and cash equivalents, beginning of period	25,939	3,354	29,293

Cash and cash equivalents, end of period	$6,559	$3,503	$10,062

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First six months fiscal 2003
	Guarantor	Non-guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(1,557)	$(9,721)	$(11,278)
Items not requiring (providing) cash:
Depreciation and amortization	10,627	7,307	17,934
Deferred income tax expense (benefit)	900	(143)	757
Debt extinguishments	11,113	—	11,113
Other non-cash charges (income), net	2,778	(115)	2,663
Changes in current assets and liabilities	(20,310)	13,783	(6,527)

Net cash provided by operating activities	3,551	11,111	14,662

Cash flows from investing activities:
Capital expenditures	(4,766)	(4,850)	(9,616)
Proceeds from sale of assets	27	166	193
Other, net	2,631	(4,546)	(1,915)

Net cash used in investing activities	(2,108)	(9,230)	(11,338)

Cash flows from financing activities:
Net repayments under revolving credit agreements	(15,000)	—	(15,000)
Proceeds from issuance of long-term debt	210,444	—	210,444
Principal payments on long-term debt	(189,092)	(2,123)	(191,215)
Payments for debt issuance costs	(7,771)	—	(7,771)

Net cash used in financing activities	(1,419)	(2,123)	(3,542)
Effect of exchange rate changes on cash and cash equivalents	—	535	535

Increase in cash and cash equivalents	24	293	317
Cash and cash equivalents, beginning of period	57	7,539	7,596

Cash and cash equivalents, end of period	$81	$7,832	$7,913

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Doane Pet Care Company:

We have reviewed the accompanying condensed consolidated balance sheet of Doane Pet Care Company and subsidiaries as of July 3, 2004, the related condensed consolidated statements of operations for the three-month and six-month periods ended July 3, 2004 and June 28, 2003, the related condensed consolidated statement of stockholder’s equity and comprehensive loss as of and for the six-month period ended July 3, 2004 and the related condensed consolidated statements of cash flows for the six-month periods ended July 3, 2004 and June 28, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Doane Pet Care Company and subsidiaries as of January 3, 2004, and the related consolidated statements of operations, stockholder’s equity and comprehensive (income) loss and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, except as to Note 6, which was as of March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for goodwill and other intangible assets in fiscal 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the accompanying condensed consolidated financial statements, effective January 4, 2004, Doane Pet Care Company and subsidiaries adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

/s/ KPMG LLP
Nashville,Tennessee
July 27, 2004

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

Second Quarter Fiscal 2004 in Review

     In the second quarter of fiscal 2004, net sales increased 10.2% to $258.3 million from $234.5 million in the second quarter of fiscal 2003. Excluding the impact of foreign currency exchange rate fluctuations, net sales increased 8.5%. The favorable impact of the Company’s 2004 domestic price increases, as well as European volume growth, was partially offset by lower domestic volume due to reduced shipments to Mexico and the impact of the 2004 domestic price increases on volume. The $5.4 million decrease in our gross profit was a result of higher global commodity costs, partially offset by the above factors impacting net sales. Our net loss of $17.7 million was further impacted by two factors. First, we recognized additional European restructuring costs in the amount of $3.9 million primarily relating to our consolidation of the Vrä, Denmark facility. Second, we recognized $3.8 million of accretion and dividends relating to our Senior Preferred Stock (Redeemable) as interest expense in connection with our adoption of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity, or SFAS 150.

     Due to higher than expected commodity costs and the volatility of domestic commodity prices, we implemented a broad price increase in January 2004 of approximately 7.5% to 9.5% followed by additional price increases in the second quarter of 2004 of approximately 6.0% to 8.0% for most of our domestic products. In addition, we have cost-sharing arrangements with certain of our domestic customers such that we now have approximately 80% of our domestic volume under some form of cost-sharing arrangement. In the aggregate, these arrangements enable us to pass through to our domestic customers approximately half of any commodity movements, whether up or down. Because we generally do not have long-term contracts with our customers, our recent price increases and our cost-sharing arrangements are subject to change.

     The first domestic case of Bovine Spongiform Encephalopathy, or BSE, resulted in limitations on the export of pet food from the United States to Mexico which lingered into the second quarter of fiscal 2004. Net sales to Mexico were lower in the second quarter of fiscal 2004 compared to the 2003 period by $1.7 million, primarily related to the limitations imposed on exports from the United States. The border is currently open to the export of our products.

     We continued to implement phases of our European restructuring plan in the second quarter of fiscal 2004 and recognized $3.9 million of other operating expenses, consisting of $2.0 million for the reinstallation of transferred equipment, $1.3 million for severance costs and $0.6 million relating to manufacturing inefficiencies. Our European restructuring plan is comprised of two major components: (1) the consolidation of our wet pet food operation in Vrä, Denmark into our facility in Esbjerg, Denmark and our recently expanded facility in Carat, Austria; and (2) the reorganization of certain of our European subsidiaries to more efficiently manage our foreign operations and reduce selling, general and administrative expenses. We anticipate that this project will result in lower labor and administrative costs and other operating efficiencies estimated to be approximately $4 million to $5 million on an annual basis.

     As of the beginning of fiscal 2004, we adopted SFAS 150, which required us to reclassify our Senior Preferred Stock (Redeemable) to long-term debt and to recognize the related accretion and dividends of $3.8 million for the second quarter of fiscal 2004 as interest expense rather than as a component of stockholder’s equity. SFAS 150 explicitly prohibits restatement of prior periods. See Note 3, Change in Accounting Principle, in the accompanying unaudited condensed consolidated financial statements.

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

     Our ability to meet the financial ratios and tests required under our senior credit facility can be affected by events beyond our control, such as prevailing economic, financial or industry conditions. The occurrence of any such event may prevent us from meeting these financial ratios and tests. In particular, if domestic commodity prices increase beyond recent levels and we are unable to recover such increased costs through price increases, we may face additional challenges in satisfying our debt covenants. In addition, we may face covenant challenges if any of our price increases adversely affect our sales volume or if our price increases are not sustainable. We have experienced difficulty in the past satisfying the financial covenants in our senior credit facility and have negotiated amendments and obtained waivers from our lenders for fiscal 2000, 2001 and 2003 due to covenant non-compliance. Our senior credit facility, including the financial covenants, was last amended effective March 9, 2004. If we violate these amended covenants and are unable to either negotiate amendments or obtain waivers from our lenders, we could be in default under our debt agreements, our lenders may accelerate our debt, and we would not be able to draw upon additional availability under our senior credit facility to meet our liquidity needs.

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

     We have foreign currency exposure related to foreign-denominated revenues and costs translated into U.S. dollars, or USD, primarily related to the Euro to USD exchange rate. Our results of operations were impacted by foreign currency exchange rate fluctuations for the three and six-month periods ending in the second quarter of fiscal 2004 and 2003. For the purpose of evaluating our results of operations, the average Euro to USD exchange rates for the three months ending in the second quarter of fiscal 2004 and 2003 were approximately 1.20 and 1.13, respectively, and for the six months ending in the second quarter of fiscal 2004 and 2003 were approximately 1.23 and 1.10, respectively. For the purpose of evaluating our financial position, the Euro to USD exchange rates as of end of the second quarter of fiscal 2004 and the end of fiscal 2003 were approximately 1.22 and 1.25, respectively.

     Our fiscal year ends on the Saturday nearest to the end of December; and therefore, fiscal 2003 ended on January 3, 2004. Each quarter also ends on a Saturday with the second quarter of fiscal 2004 and 2003 ending on July 3, 2004 and June 28, 2003, respectively.

     Statement of operations data. The following table sets forth our statement of operations derived from the accompanying unaudited condensed consolidated financial statements expressed as a percentage of net sales for the second quarter and first six months of fiscal 2004 and 2003 as indicated (table in thousands, except percentages):

	Second quarter				First six months fiscal
	2004		2003		2004		2003
Net sales	$258,338	100.0%	$234,476	100.0%	$529,218	100.0%	$494,425	100.0%
Cost of goods sold:
Commodity costs	134,152	51.9	111,631	47.6	270,476	51.1	237,126	47.9
Other	91,049	35.3	84,336	36.0	184,787	34.9	173,430	35.1

Total cost of goods sold	225,201	87.2	195,967	83.6	455,263	86.0	410,556	83.0

Gross profit	33,137	12.8	38,509	16.4	73,955	14.0	83,869	17.0
Operating expenses:
Promotion and distribution	13,767	5.3	12,797	5.4	27,994	5.3	27,207	5.5
Selling, general and administrative	12,803	5.0	12,373	5.3	25,986	4.9	24,481	5.0
Amortization	1,134	0.4	1,163	0.5	2,363	0.4	2,317	0.5
Other operating expenses	3,938	1.5	—	—	5,161	1.0	—	—

Income from operations	1,495	0.6	12,176	5.2	12,451	2.4	29,864	6.0
Interest expense, net	18,186	7.0	14,857	6.4	36,163	6.8	28,872	5.8
Loss from debt extinguishment	—	—	—	—	—	—	11,113	2.2
Other income, net	(331)	—	(414)	(0.2)	(738)	(0.1)	(585)	(0.1)

Loss before income taxes	(16,360)	(6.4)	(2,267)	(1.0)	(22,974)	(4.3)	(9,536)	(1.9)
Income tax expense	1,377	0.5	1,137	0.5	2,570	0.5	1,742	0.4

Net loss	$(17,737)	(6.9)%	$(3,404)	(1.5)%	$(25,544)	(4.8)%	$(11,278)	(2.3)%

Second quarter of fiscal 2004 compared to second quarter of fiscal 2003

     Net sales. Net sales for the second quarter of fiscal 2004 increased 10.2% to $258.3 million from $234.5 million in the second quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the second quarter of fiscal 2004, net sales increased 8.5%, or $20.0 million. The increase in net sales in the second quarter of fiscal 2004 was primarily due to our domestic price increases and European sales volume growth, partially offset by a decrease in domestic sales volume. The decrease in domestic sales volume is due to the impact of our domestic price increases on volume and the limitations imposed by Mexico on the export of pet food from the United States.

     Gross profit. Gross profit in the second quarter of fiscal 2004 decreased 13.9% to $33.1 million from $38.5 million in the second quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the second quarter of fiscal 2004, gross profit decreased 16.1%, or $6.2 million. This decrease was primarily due to higher global commodity costs, which increased as a percentage of net sales to 51.9% in the second quarter of fiscal 2004 from 47.6% in the second quarter of fiscal 2003, and lower consolidated sales volume, offset by the positive impact of the 2004 domestic price increases. Other costs of goods sold included a $2.9 million loss in the second quarter of fiscal 2004 compared to a $3.0 million gain for the same period of fiscal 2003 related to fair value accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, for the Company’s commodity derivative instruments. Remaining other costs of goods sold were consistent in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.

     Promotion and distribution. Promotion and distribution expenses for the second quarter of fiscal 2004 increased 7.6% to $13.8 million from $12.8 million in the second quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the second quarter of fiscal 2004, promotion and distribution expenses increased 4.3%, or $0.6 million. This increase is due to the growth in net sales as promotion and distribution expenses were consistent as a percentage of net sales in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.

     Selling, general and administrative. Selling, general and administrative expenses in the second quarter of fiscal 2004 increased 3.5% to $12.8 million from $12.4 million in the second quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the second quarter of fiscal 2004, selling, general and administrative expenses were consistent as these expenses increased 1.2%, or $0.2 million from the second quarter of 2003.

     Other operating expenses. Other operating expenses of $3.9 million in the second quarter of fiscal 2004 consisted of installation costs of $2.0 million, severance costs of $1.3 million and manufacturing inefficiency costs of $0.6 million related to our European restructuring plan.

     Interest expense, net. Interest expense, net of interest income, in the second quarter of fiscal 2004 increased 22.4% to $18.2 million from $14.9 million in the second quarter of fiscal 2003. The increase was primarily due to $3.8 million of accretion and dividends relating to our Senior Preferred Stock (Redeemable). See Note 3, Change in Accounting Principle, in the accompanying unaudited condensed consolidated financial statements.

     Debt extinguishments. Debt extinguishments of $11.1 million in the second quarter of fiscal 2003 related to our refinancing in February 2003 and included: (1) a $4.0 million write-off of deferred financing costs, primarily related to our senior credit facility; (2) a charge of $7.6 million for the accretion of our sponsor facility to face value; (3) a charge of $6.2 million realized foreign currency translation loss as a result of retiring a portion of our Euro term loan facility with a corresponding credit to accumulated other comprehensive income; and (4) a credit of $6.7 million for the reversal of an excess leverage fee accrual.

     Income tax expense. We recognized income tax expense of $1.4 million in the second quarter of fiscal 2004 compared to $1.1 million in the second quarter of fiscal 2003. We recorded valuation allowances against deferred tax assets of $0.8 million and $4.6 million in the second quarter of fiscal 2004 and 2003, respectively. Due primarily to the magnitude of our operating losses in fiscal 2003, our losses through the second quarter of fiscal 2004 and the variability of our historical earnings, we do not believe that we meet the “more likely than not” recoverability criteria necessary to recognize our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the valuation allowances described above and the tax benefit arising from certain items being deductible in the United States and also in certain foreign jurisdictions.

First six months fiscal 2004 compared to first six months fiscal 2003

     Net sales. Net sales for the first six months of fiscal 2004 increased 7.0% to $529.2 million from $494.4 million for the first six months of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the first six months of 2004, net sales increased 4.2%, or $20.9 million. The increase in net sales in the first six months of fiscal 2004 was primarily due to our domestic price increases and European sales volume growth, partially offset by a decrease in domestic sales volume. The decrease in domestic sales volume was due to the impact of our domestic price increases on volume and the initial prohibition and subsequent limitations imposed by Mexico on the export of pet food from the United States to Mexico.

     Gross profit. Gross profit for the first six months of fiscal 2004 decreased 11.8% to $74.0 million from $83.9 million for the first six months of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations, gross profit decreased 15.3%, or $12.8 million. This decrease was primarily due to higher global commodity costs, which increased as a percentage of net sales to 51.1% in the first six months of fiscal 2004 from 47.9% in the first six months of fiscal 2003, and lower consolidated sales volume, partially offset by the positive impact of the 2004 domestic price increases. Other costs of goods sold were consistent in the first six months of fiscal 2004 compared to the first six months of fiscal 2003 as a percentage of net sales. However, other costs of goods sold for the first six months of fiscal 2004 included two significant but offsetting changes. First, other costs of goods sold included a $4.3 million loss in the second quarter of fiscal 2004 compared to a $3.5 million gain for the same period of fiscal 2003 related to SFAS 133 fair value accounting for the Company’s commodity derivative instruments. Second, offsetting the fair value change, other costs of goods sold included increased manufacturing efficiencies in the first six months of 2004 compared to the same period of 2003.

     Promotion and distribution. Promotion and distribution expenses for the first six months of fiscal 2004 increased 2.9% to $28.0 million from $27.2 million for the first six months of 2003. Excluding the impact of foreign currency exchange fluctuations in the first six months of fiscal 2004, promotion and distribution expenses decreased 2.5% or $0.7 million. As a percent of sales, promotion and distribution decreased from 5.5% for the first six months of 2003 to 5.3% for the first six months of 2004 as a result of lower distribution costs associated with reduced shipments to Mexico.

     Selling, general and administrative. Selling, general and administrative expenses for the first six months of fiscal 2004 increased 6.1% to $26.0 million from $24.5 million for the first six months of 2003. Excluding the impact of foreign currency exchange fluctuations in the first six months of fiscal 2004, selling, general and administrative expenses increased 2.5%, or $0.6 million from the first six months of fiscal 2003.

     Other operating expenses. Other operating expenses of $5.2 million in the first six months of fiscal 2004 consisted of: (1) severance costs of $3.0 million, installation costs of $2.0 million and manufacturing inefficiency costs of $0.6 million related to our European restructuring plan; (2) asset impairments of $0.4 million related to the closure of our distribution center in Alexandria, Louisiana; and (3) $0.8 million of income related to the arbitration award we received from Merrick. See Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements.

     Interest expense, net. Interest expense, net of interest income, for the first six months of fiscal 2004 increased 25.3% to $36.2 million from $28.9 million for the first six months of 2003. The increase was primarily due to $7.4 million of accretion and dividends relating to our Senior Preferred Stock (Redeemable). See Note 3, Change in Accounting Principle, in the accompanying unaudited condensed consolidated financial statements.

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

     Income tax expense. We recognized income tax expense of $2.6 million for the first six months of fiscal 2004 compared to $1.7 million for the first six months of 2003. We recorded valuation allowances against deferred tax assets that were generated during these periods of $5.1 million in the 2004 period and $8.7 million in the 2003 period. Due primarily to the magnitude of our operating losses in fiscal 2003, our losses for the first six months of fiscal 2004 and the variability of our historical earnings, we do not believe that we meet the “more likely than not” recoverability criteria necessary to recognize our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the valuation allowances described above and the tax benefit arising from certain items being deductible in the United States and also in certain foreign jurisdictions.

Liquidity and Capital Resources

General

     We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and the issuance of other long-term indebtedness. We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt.

     As of the end of the second quarter of fiscal 2004, our principal sources of liquidity consisted of cash of $10.1 million, working capital excluding cash of $24.8 million, and available borrowing capacity of $27.3 million under our revolving credit facility.

     We anticipate that our capital expenditures will not exceed $25 million for fiscal 2004 and that approximately $10 million to $12 million is required for maintenance of our business. We believe that we have sufficient flexibility under our senior credit facility to meet these needs.

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

Statement of Cash Flows Review

     Net cash used in our operating activities was $6.3 million for the first six months of fiscal 2004 compared to net cash provided by operating activities of $14.7 million for the first six months of fiscal 2003. The change is primarily due to the required working capital associated with the higher commodity costs and the related sales price increases, cash deposits for our hedging contacts and European restructuring costs.

     Net cash used in our investing activities was $5.5 million for the first six months of fiscal 2004 compared to $11.3 million for the first six months of fiscal 2003. Capital expenditures for the first six months of fiscal 2004 were $5.1 million compared to $9.6 million for the first six months of fiscal 2003.

     Net cash used in our financing activities was $7.2 million for the first six months of fiscal 2004 compared to $3.5 million for the first six months of fiscal 2003. In the first six months of fiscal 2004, we paid $3.0 million in transaction fees and expenses relating to our March 9, 2004 amendment to our senior credit facility and made scheduled payments in the amount of $3.2 million on the USD term loan facility of our senior credit facility. Additionally in June 2004, we refinanced our European loans and borrowed $13.1 million, of which we used $11.8 million to repay the previous loans. The purpose of the refinancing was to consolidate multiple loans. In the second quarter of fiscal 2003, we received $210.4 million of gross proceeds from the issuance of our senior notes that was used to repay a portion of the outstanding debt under our senior credit facility, repay our sponsor facility in full, and pay related transaction fees and expenses.

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

     The facilities. As of the end of the second quarter of fiscal 2004, our senior credit facility provides for total commitments as follows:

•	a Euro 30.1 million ($36.6 million assuming a Euro to USD exchange rate of approximately 1.22) Euro term loan facility; and

•	$178.5 million, consisting of

— a $128.5 million USD term loan facility; and

— a $50.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of letters of credit.

     As of the end of the second quarter of fiscal 2004, we had $16.0 million of borrowings outstanding under our revolving credit facility and $6.7 million of letters of credit outstanding, resulting in $27.3 million of availability under our revolving credit facility. Availability of funds under our senior credit facility is subject to certain customary terms and conditions.

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

     Interest rates. As of the end of the second quarter of fiscal 2004, all loans under our senior credit facility bore interest at the higher of the Euro dollar rate plus 5.00%, or the prime rate of the administrative agent plus 4.00%. As of the end of the second quarter of fiscal 2004, our Euro term loan facility bore interest at 7.09%, and our USD term loan and revolving credit facilities bore interest at 6.22%.

     Prepayments. The loans under our senior credit facility may be prepaid and commitments may be reduced in certain specified minimum amounts. Optional prepayments of the term loans are generally applied ratably to the four tranches and ratably to the respective installments. Optional prepayments of the term loans may not be reborrowed.

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

     Covenants. Our senior credit facility, as last amended on March 9, 2004, contains financial and other covenants that we believe are usual and customary for a secured credit agreement, including covenants that limit our and certain of our subsidiaries’ abilities to, among other things:

•	incur indebtedness or issue guarantees;

•	grant liens;

•	make investments;

•	make certain capital expenditures;

•	make certain restricted payments; and

•	enter into certain lines of business.

     Our senior credit facility also contains the following financial covenant requirements:

•	Minimum Consolidated EBITDA. Our consolidated EBITDA, as defined in the senior credit facility, must exceed the following amounts in the respective periods: $16.2 million for the second quarter of fiscal 2004; $33.5 million for the first two quarters of fiscal 2004; $56.0 million for the first three quarters of fiscal 2004; $85.0 million for the full year fiscal 2004; $90.0 million for the twelve-month period ending in the first quarter of fiscal 2005; $95.0 million for the twelve-month period ending in the second quarter of fiscal 2005; $97.0 million for the twelve-month period ending in the third quarter of fiscal 2005; and $100.0 million for the full year fiscal 2005.

Our senior credit facility defines consolidated EBITDA for any period as consolidated net income for such period plus, without duplication and to the extent reflected as a charge in the statement of such consolidated net income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or writeoff of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness (including the loans), (c) depreciation and amortization expense, (d) amortization of intangibles (including, but not limited to, goodwill) and organization costs, (e) any extraordinary, unusual, transition or non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the statement of such consolidated net income for such period, non-cash losses on sales of assets outside of the ordinary course of business), and (f) any other non-cash charges (including any dividends or accretion on the existing preferred stock or any replacement preferred stock to the extent not actually paid in cash during such period) and minus, to the extent included in the statement of such consolidated net income for such period, the sum of (x) interest income, (y) any extraordinary, unusual or non-recurring non-cash income or non-cash gains (including, whether or not otherwise includable as a separate item in the statement of such consolidated net income for such period, gains on the sales of assets outside of the ordinary course of business) and (z) any other non-cash income, all as determined on a consolidated basis.

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

     We have experienced difficulty in the past satisfying financial covenants in our senior credit facility and negotiated amendments and obtained waivers for fiscal 2000, 2001 and 2003 due to covenant non-compliance. Our senior credit facility, including the financial covenants, was last amended on March 9, 2004. Our ability to satisfy these covenants is determined based on our cash flows, outstanding senior secured debt and capital expenditures. We may experience difficulty satisfying these amended covenants in the future. It is possible that, if domestic commodity prices increase beyond recent levels and we are unable to recover such increased costs through price increases, we may face additional challenges in satisfying our debt covenants. In addition, we may face covenant challenges if any of our price increases adversely affect our sales volume or if our price increases are not sustainable. If we are unable to negotiate an amendment or secure a waiver from our lenders for any potential default, it could result in an event of default under our senior credit facility and permit a majority of the lenders to accelerate outstanding debt under our senior credit facility and permit a majority of our lenders under our revolving credit facility to terminate our revolving credit commitment (without acceleration of such debt) and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes.

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

Liquidity

     As of the end of the second quarter of fiscal 2004, our principal sources of liquidity consisted of cash of $10.1 million, working capital excluding cash of $24.8 million, and $27.3 million of remaining availability under the revolving credit facility out of a total availability of $50.0 million. Availability of funds under the revolving credit facility is subject to our satisfaction of certain terms and conditions, including our ability to satisfy the financial covenants in our senior credit facility. See “Covenants” above. We may be required to refinance all or a portion of the principal amount of our outstanding debt on or prior to maturity or a mandatory redemption date. We believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required capital for fiscal 2004.

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

Annual Maturities of Long-Term Debt

     A summary of the annual maturities of our long-term debt, including our Senior Preferred Stock (Redeemable), as of the end of the second quarter of fiscal 2004 follows (in thousands):

End of fiscal	Maturities
2004	$6,173
2005	137,779
2006	40,649
2007	249,471
2008	2,152
2009 and thereafter	231,104

$667,328

Commitments and Contingencies

     We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements. However, these requirements may change in the future, which may cause us to incur material costs to comply with these requirements or in connection with the effect of these matters on our business.

Inflation and Changes in Prices

     Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass through increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, changes in international demand, as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. Our results of operations have been exposed to volatility in the commodity and natural gas markets in the past. We have cost-sharing arrangements with certain of our domestic customers to reduce the impact of volatile commodity costs; however, these arrangements only reduce our exposure to such volatility in the future, and only as long as these agreements continue in effect.

     In the event of any increases in raw materials, packaging and natural gas costs, we may be required to seek additional sales price increases for our products to avoid margin deterioration. For instance, because of the increases in our raw material costs during fiscal 2003 and 2004, we implemented a price increase in

January 2004 and additional price increases in the second quarter of fiscal 2004 for most of our domestic products. We cannot provide any assurances as to the timing or extent of our ability to implement future price adjustments in the event of increased raw materials, packaging or natural gas costs or of whether any price increases implemented by us may affect future sales volumes to our customers.

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

Critical Accounting Policies

     Accounts receivable allowances. As of the end of the second quarter of fiscal 2004 and the end of fiscal 2003, our gross accounts receivable were $96.0 and $94.2 million, respectively. We had allowances of $2.6 million as of the end of both the second quarter of fiscal 2004 and the end of fiscal 2003, primarily for doubtful accounts and outstanding deductions with customers. Our policy is to estimate our allowances by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise our allowances against accounts receivable as we receive more information or as we assess other factors impacting the realizability of our accounts receivable.

     Inventories allowances. As of the end of the second quarter of fiscal 2004 and the end of fiscal 2003, our gross inventories were $76.3 and $73.0 million, respectively. We had allowances of $5.0 million and $4.4 million as of the end of the second quarter of fiscal 2004 and the end of fiscal 2003, respectively, primarily related to obsolescence of packaging inventories. Our policy is to estimate our allowances based on specific identification of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. We may revise our allowances against inventories as we receive more information or as we assess other factors impacting the realizability of our inventories.

     Deferred tax assets. As of the end of the second quarter of fiscal 2004 and the end of fiscal 2003, our federal net operating loss, or NOL, carryforwards were $141.2 million and $126.5 million, respectively, and our foreign NOL carryforwards were $1.5 million and $2.2 million, respectively. Our gross deferred tax assets, including federal, foreign, state and local NOL carryforwards, were $77.0 million and $72.3 million as of the end of the second quarter of fiscal 2004 and the end of fiscal 2003, respectively, and our gross deferred tax liabilities were $57.4 million and $55.8 million, respectively. We assess the realization of our deferred tax assets dependent upon our ability to generate sufficient taxable income during the periods in which our deferred tax assets may be utilized. This assessment incorporates a determination of whether it is “more likely than not” that we will realize the benefit of our existing deferred tax assets in future periods. When we determine that we do not meet this probability criteria, we record valuation allowances that take into consideration tax planning strategies, historical and projected earnings, and the future reversal of taxable temporary differences.

     Due primarily to the magnitude of our operating losses in fiscal 2003, our loss in the first six months of fiscal 2004 and the variability of our historical earnings, we do not believe that we currently meet the “more likely than not” recoverability criteria necessary to recognize our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. Our consolidated valuation allowance was $48.2 million and $43.1 million as of the end of the second quarter of fiscal 2004 and the end of fiscal 2003, respectively. During the first six months of fiscal 2004 and for the full year fiscal 2003, we recorded valuation allowances against our U.S. federal and state deferred tax assets in the amounts of $7.2 million and $35.2 million, respectively. We reduced our valuation allowances against foreign deferred tax assets in the amount of $2.1 million in the first six months of fiscal 2004, while for the full year fiscal 2003, we recorded valuation allowances in the amount of $7.3 million. The reduction to the valuation allowance against foreign deferred tax assets in the first six months of fiscal 2004 related to a tax law change in one of the foreign jurisdictions in which we operate. The tax law change eliminated a deferred tax asset in the amount of $6.3 million against which we had previously recorded a valuation allowance in the full amount. Accordingly, we wrote off the deferred tax asset and made a corresponding reduction to the associated valuation allowance. The offsetting increase of $4.2 million was recorded against deferred tax assets generated in foreign jurisdictions during the first six months of 2004 resulting in a net reduction of $2.1 million to the valuation allowance against deferred tax assets in foreign jurisdictions in the first six months of fiscal 2004. Due to these recent changes, we are in the process of evaluating our foreign corporate tax strategies, and plan to have that evaluation completed by the end of fiscal 2004. We do not expect any adverse changes in our effective tax rate in the near term. We currently expect that future years’ deferred income tax expense (benefit) will include deferred income tax expense in an amount approximating the growth in our deferred tax liabilities related to the tax amortization of goodwill and other intangible assets recognized on our income tax return.

     Goodwill and trademarks. As of the end of the second quarter of fiscal 2004 and the end of fiscal 2003, our goodwill and trademarks were $377.5 million and $380.4 million, respectively. Our policy is to test the fair value of goodwill and trademarks for impairment annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions. If the estimated fair value of goodwill or trademarks of either the domestic or international reporting unit is less than the carrying value, an impairment loss will be recognized. In the fourth quarter of fiscal 2003, we performed our annual assessment of impairment and determined no impairment was evident at this date.

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

     Although we seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and may in the future. It is possible that, if domestic commodity prices increase beyond recent levels and we are unable to recover such increased costs through price increases, we may face additional challenges in satisfying our debt covenants. In addition, we may face covenant challenges if any of our price increases adversely affect our sales volume or if our price increases are not sustainable. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Senior Credit Facility” and “Financial Covenant Compliance.” Moreover, the use of futures contracts also reduces our ability to take advantage of short-term reductions in raw material prices. If one or more of our competitors is able to reduce their costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material adverse effect on our business, results of operations and financial condition.

     Our commodity derivative instruments are measured at fair value under SFAS 133, in our accompanying unaudited condensed consolidated financial statements. Our results of operations have been adversely affected in the past by volatility in commodity prices under the SFAS 133 fair value accounting of our commodity derivative instruments and our results of operations may be adversely affected in the future by SFAS 133 accounting.

     As of the end of the second quarter of fiscal 2004, we had open commodity contracts with a fair value loss of $4.1 million. Based upon an analysis we completed at the end of the second quarter of fiscal 2004 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $1.2 million.

     With the changes in our pricing strategy resulting from reaching cost-sharing arrangements, we have and will continue to collaborate with our customers on any hedging strategies we may pursue.

     Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our domestic floating rate debt, which totaled $181.1 million at the end of the second quarter of fiscal 2004. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. As of the end of the second quarter of fiscal 2004, we had no open interest rate swap or cap contracts.

     Our net loss is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our floating rate debt, our net income would decrease by approximately $0.5 million and $0.9 million for the second quarter and first six months of fiscal 2004, respectively. In addition, such a change would result in a decrease of approximately $14.3 million in the fair value of our fixed rate debt at the end of the second quarter of fiscal 2004. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

     Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. Our European operations sell pet food products throughout Europe. In connection with our fiscal 2000 acquisition of Arovit, we funded a portion of the acquisition with Euro-denominated debt and designated our Euro-denominated debt as a hedge of our net investment in Europe. The cumulative translation adjustment for the net investment in our foreign operations is recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements. As of the end of the second quarter of fiscal 2004, we had a cumulative translation gain of $50.3 million, which included an unrealized cumulative loss of $9.5 million for the translation of our Euro-denominated debt to U.S. dollars, that has been recognized in the accompanying unaudited condensed consolidated financial statements.

     We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe as well as the translation of the results of our European operations. From time to time, we may enter into foreign currency forward contracts for the purchase or sale of a currency to mitigate the risk from foreign currency exchange rate fluctuations in those transactions. Accordingly, changes in market values of these financial instruments are highly correlated with changes in the market values of the hedged items both at inception and over the life of the contracts. Changes in fair value of foreign currency forward contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income (loss), net of deferred taxes, in our consolidated balance sheet until they are realized, at which point, they are recognized in other income, net, in the accompanying consolidated statements of income. All other gains and losses on foreign currency forward contracts are recorded as an increase or decrease in net sales in our consolidated statements of income as they occur. As of the end of the second quarter of fiscal 2004, we had no material open foreign currency forward or option contracts.

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

     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period ending July 3, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number		Description

10.1		Amendment No. 5 to Amended and Restated Credit Agreement dated as of March 9, 2004 among Doane Pet Care Enterprises, Inc., Doane Pet Care Company, as borrower, Doane/Windy Hill Joint Venture L.L.C., DPC Investment Corp. and JPMorgan Chase Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.2	*††	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Douglas J. Cahill.

10.3	*††	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and David L. Horton.

10.4	*††	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Joseph J. Meyers.

10.5	*††	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Philip K. Woodlief.

15.1	*	Letter from KPMG LLP dated July 27, 2004 regarding unaudited interim financial information.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Not consider to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

††	Management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

The following report on Form 8-K was furnished during the second quarter of fiscal 2004:

Report on Form 8-K dated May 17, 2004 was furnished pursuant to Item 9 and Item 12 of Form 8-K in connection with our issuance of a press release announcing our first quarter of fiscal 2004 results and discussing other matters set forth therein. We also announced that we had provided the Securities and Exchange Commission with certifications of our Chief Executive Officer and Chief Financial Officer on May 17, 2004 in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

Information in Form 8-K furnished pursuant to Item 9 and Item 12 is not considered to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, except if Doane specifically states that the information is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOANE PET CARE COMPANY

	By:	/s/ PHILIP K. WOODLIEF

Philip K. Woodlief
Vice President, Finance and
Chief Financial Officer

	By:	/s/ STEPHEN P. HAVALA

Stephen P. Havala
Corporate Controller and
Principal Accounting Officer
Date: August 12, 2004

EXHIBIT INDEX

Exhibit
Number		Description
10.1		Amendment No. 5 to Amended and Restated Credit Agreement dated as of March 9, 2004 among Doane Pet Care Enterprises, Inc., Doane Pet Care Company, as borrower, Doane/Windy Hill Joint Venture L.L.C., DPC Investment Corp. and JPMorgan Chase Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.2	*††	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Douglas J. Cahill.

10.3	*††	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and David L. Horton.

10.4	*††	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Joseph J. Meyers.

10.5	*††	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Philip K. Woodlief.

15.1	*	Letter from KPMG LLP dated July 27, 2004, regarding unaudited interim financial information.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Not consider to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

††	Management contracts or compensatory plans or arrangements.