Form 10-Q
period 2004-10-02
DOANE PET CARE CO
filed 2004-11-12
CIK 1002211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

     As of November 12, 2004, the registrant had outstanding 1,000 shares of common stock, all of which were held by its parent, Doane Pet Care Enterprises, Inc.

PART I. Financial Information

ITEM 1. Financial Statements

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	End of
	Third quarter	Fiscal
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,254	$29,293
Accounts receivable, net	105,806	91,569
Inventories, net	67,268	68,619
Deferred tax assets	2,449	1,898
Prepaid expenses and other current assets	11,214	14,390

Total current assets	188,991	205,769
Property, plant and equipment, net	248,277	266,457
Goodwill and trademarks	379,665	380,418
Other assets	33,134	33,270

Total assets	$850,067	$885,914

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$3,501	$13,185
Accounts payable	89,962	100,512
Accrued liabilities	59,828	51,719

Total current liabilities	153,291	165,416

Long-term debt:
Long-term debt, excluding current maturities	563,624	560,861
Senior Preferred Stock (Redeemable)	102,389	—

Total long-term debt	666,013	560,861
Deferred tax liabilities	32,300	28,524
Other long-term liabilities	9,266	8,863

Total liabilities	860,870	763,664

Senior Preferred Stock (Redeemable)	—	91,052

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in-capital	115,674	115,674
Accumulated other comprehensive income	48,953	50,185
Accumulated deficit	(175,430)	(134,661)

Total stockholder’s equity (deficit)	(10,803)	31,198

Total liabilities and stockholder’s equity (deficit)	$850,067	$885,914

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Third quarter		First nine months
	2004	2003	2004	2003
Net sales	$250,977	$243,810	$780,195	$738,235
Cost of goods sold	218,165	206,970	673,428	617,526

Gross profit	32,812	36,840	106,767	120,709
Operating expenses:
Promotion and distribution	13,777	14,703	41,771	41,910
Selling, general and administrative	12,461	12,077	38,447	36,558
Amortization	993	1,171	3,356	3,488
Other operating expenses	1,168	—	6,329	—

Income from operations	4,413	8,889	16,864	38,753
Interest expense, net	18,432	14,671	54,595	43,543
Debt extinguishments	—	1,030	—	12,143
Other income, net	(90)	(201)	(828)	(786)

Loss before income taxes	(13,929)	(6,611)	(36,903)	(16,147)
Income tax expense	1,296	4,025	3,866	5,767

Net loss	(15,225)	(10,636)	(40,769)	(21,914)
Preferred stock dividends and accretion	—	(3,428)	—	(9,962)

Net loss available to common shares	$(15,225)	$(14,064)	$(40,769)	$(31,876)

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

				Accumulated
	Common stock		Additional paid-in	other comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balances at end of fiscal 2003	1,000	$—	$115,674	$50,185	$(134,661)	$31,198
Comprehensive loss:
Net loss	—	—	—	—	(40,769)	(40,769)
Foreign currency translation	—	—	—	(1,232)	—	(1,232)

Total comprehensive loss						(42,001)

Balances at end of third quarter 2004	1,000	$—	$115,674	$48,953	$(175,430)	$(10,803)

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	First nine months
	2004	2003
Cash flows from operating activities:
Net loss	$(40,769)	$(21,914)
Items not requiring (providing) cash:
Depreciation	25,466	22,850
Amortization	4,102	4,233
Deferred income tax expense	3,236	4,630
Non-cash interest expense	14,895	3,904
Equity in joint ventures	(650)	(414)
Debt extinguishments	—	12,143
Asset impairments	420	—
Changes in current assets and liabilities	(13,363)	8,290

Net cash provided by (used in) operating activities	(6,663)	33,722

Cash flows from investing activities:
Capital expenditures	(9,934)	(15,876)
Proceeds from sale of assets	854	233
Other, net	(1,492)	(2,817)

Net cash used in investing activities	(10,572)	(18,460)

Cash flows from financing activities:
Net repayments under revolving credit agreements	—	(15,000)
Proceeds from issuance of long-term debt	13,078	210,444
Principal payments on long-term debt	(20,208)	(207,045)
Payments for debt issuance costs	(3,006)	(7,761)

Net cash used in financing activities	(10,136)	(19,362)
Effect of exchange rate changes on cash and cash equivalents	332	557

Decrease in cash and cash equivalents	(27,039)	(3,543)
Cash and cash equivalents, beginning of period	29,293	7,596

Cash and cash equivalents, end of period	$2,254	$4,053

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company and its consolidated subsidiaries, or the Company, do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The fiscal 2003 year-end condensed consolidated balance sheet data was derived from audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to previously reported consolidated financial statements to conform with the fiscal 2004 presentation.

     The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2003 annual report on Form 10-K for the fiscal year ended January 3, 2004, or the 2003 10-K, including related exhibits. The accounting policies used in preparing these financial statements are the same as those summarized in the 2003 10-K, with the exception of the Company’s accounting for its Senior Preferred Stock (Redeemable) as discussed in Note 3, Change in Accounting Principle.

     The Company’s fiscal year ends on the Saturday nearest to the end of December. Each quarter also ends on a Saturday with the third quarters of fiscal 2004 and 2003 ending on October 2, 2004 and September 27, 2003, respectively.

(2) Recent Accounting Pronouncements

     Effective as of the beginning of the third quarter of fiscal 2004, the Company adopted Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, or FSP 106-2. FSP 106-2 superceded the FASB’s previously released guidance contained in FSP 106-1. The Company does not anticipate that the Medicare Act will significantly affect the accounting for its post-retirement benefit plan, and will incorporate any effects at its next measurement date.

(3) Change in Accounting Principle

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150. SFAS 150 required companies to classify mandatorily redeemable financial instruments as liabilities and was effective for the first fiscal period beginning after December 15, 2003 for nonpublic entities. The Company adopted SFAS 150 as of the beginning of fiscal 2004 and reclassified its Senior Preferred Stock (Redeemable) as long-term debt in its condensed consolidated balance sheet and the related accretion and dividends as interest expense in its condensed consolidated statement of operations for the third quarter and the first nine months of fiscal 2004.

(4) Inventories

     A summary of inventories follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	End of
	Third quarter	Fiscal
	2004	2003
Raw materials	$14,511	$14,726
Packaging materials	22,840	23,551
Finished goods	34,537	34,703

	71,888	72,980
Allowances	(4,620)	(4,361)

Total	$67,268	$68,619

(5) Long-Term Debt

     A summary of long-term debt as of the end of the third quarter of fiscal 2004, after giving effect to the November 5, 2005 refinancing described below, follows (in thousands):

	End of
	Third quarter	Fiscal
	2004	2003
Revolving Credit Facility	$16,000	$16,000
Term Loan Facilities	162,974	169,322
Senior notes	211,053	210,779
Senior subordinated notes	149,058	148,789
Debt of foreign subsidiaries	13,549	14,674
Industrial development revenue bonds	14,491	14,482

	567,125	574,046
Less: Current maturities	(3,501)	(13,185)

Subtotal	563,624	560,861
Senior Preferred Stock (Redeemable)	102,389	—

Total	$666,013	$560,861

     As of the end of the third quarter of fiscal 2004, the Company’s previous senior credit facility provided for total commitments of Euro 30.1 million Euro Term Loan Facility ($37.4 million assuming a Euro to USD exchange rate of approximately 1.24) and $175.6 million, consisting of a $125.6 million USD Term Loan Facility and a $50 million Revolving Credit Facility, with a $20 million sub-limit for the issuance of letters of credit.

     All loans under the previous senior credit facility bore interest at the higher of the Euro dollar rate plus 5.25%, or the prime rate of the administrative agent plus 4.25%. As of the end of the third quarter of fiscal 2004, the Euro Term Loan Facility bore interest at 7.34%, the USD Term Loan Facility bore interest at 7.15% and the Revolving Credit Facility bore interest at 7.75%.

     The Senior Preferred Stock (Redeemable) has an initial liquidation preference of $25 per share (aggregate initial liquidation preference is $30.0 million) with 3.0 million shares authorized and 1.2 million shares issued and outstanding. Dividends on the Senior Preferred Stock (Redeemable) accrue quarterly at the rate of 14.25% per annum on the most recent quarterly liquidation value of each share and accrete to the liquidation value of the Senior Preferred Stock (Redeemable). The Senior Preferred Stock (Redeemable) is mandatorily redeemable on September 30, 2007 under circumstances described in the Certificate of Designation governing the Senior Preferred Stock (Redeemable). See Note 3, Change in Accounting Principle, for a discussion of the reclassification of the Company’s Senior Preferred Stock (Redeemable) as long-term debt as of the beginning of fiscal 2004 and Note 7, Senior Preferred Stock (Redeemable), in the 2003 10-K for additional disclosures.

  Refinancing

     On November 5, 2004, the Company refinanced its existing senior credit facility by entering into a new senior credit facility with a syndicate of institutional investors, as lenders, and Credit Suisse First Boston, an affiliate of the Company, as administrative agent. The new senior credit facility provides for total commitments of $230.0 million, consisting of a $195.0 million term loan facility, or the Term Loan Facility, and a $35.0 million revolving credit facility, or the Revolving Credit Facility, with a $20.0 million sub-limit for issuance of letters of credit. The Term Loan Facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.00%, or ABR, as defined in the new senior credit facility agreement, plus 3.00%. The Revolving Credit Facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.50%, or ABR plus 3.50%. The Company will pay principal payments on the Term Loan Facility of 1% of the initial principal amount per year, payable in equal quarterly installments. Final maturity of the new senior credit facility is on the earlier of November 5, 2009 or 91 days prior to the maturity of the Senior Subordinated Notes due May 15, 2007, as such notes may be amended, extended or refinanced, unless terminated sooner upon an event of default. Current maturities in the balance sheet as of the end of the third quarter of fiscal 2004 reflects the scheduled maturities in the new senior credit facility.

     The Company and its restricted domestic subsidiaries are required to guarantee amounts outstanding under the new senior credit facility. The indebtedness incurred pursuant to the new senior credit facility is secured by a first priority lien on substantially all of the material assets of the Company and its restricted domestic subsidiaries. The new senior credit facility contains certain financial and other covenants usual and customary for a secured credit agreement.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In conjunction with the refinancing, the Company will recognize in the fourth quarter of fiscal 2004 a non-cash loss on debt extinguishment, the amount of which has not yet been finalized.

     The Company is highly leveraged and has significant cash requirements for debt service relating to its new senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. The Company’s ability to borrow is limited by its new senior credit facility, including compliance with the financial covenants therein, and the limitations on the incurrence of additional indebtedness in the indentures governing the Company’s senior notes and senior subordinated notes.

     The Company has experienced difficulty in the past satisfying financial covenants in the previous senior credit facility and negotiated amendments and obtained waivers for fiscal 2000, 2001 and 2003 due to covenant non-compliance. The Company’s ability to satisfy the covenants included in the new senior credit facility is determined based on the Company’s cash flows, senior secured debt and capital expenditures. The Company may experience difficulty satisfying these covenants in the future. If the Company is unable to negotiate an amendment or secure a waiver from its lenders for any potential default, it could result in an event of default under its new senior credit facility and permit a majority of the lenders to accelerate outstanding debt under its new senior credit facility, terminate the Company’s revolving credit commitment and seize the cash in its operating accounts. Such acceleration would result in a cross-default under the Company’s senior notes and senior subordinated notes.

(6) Accruals for Restructuring Costs

     A rollforward of the Company’s accrued restructuring costs for the first nine months of fiscal 2004 follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

First nine
months
2004
Balance at end of fiscal 2003	$1,154
Plant closure costs	3,715
Severance	3,028
Cash payments	(7,010)

Balance at end of third quarter 2004	$887

     The Company incurred total restructuring costs for the first nine months of fiscal 2004 of approximately $6.7 million, excluding asset impairments, related to its European restructuring efforts. These restructuring costs consisted of (1) $3.0 million for severance; (2) $2.4 million for the installation of transferred equipment; and (3) $1.3 million of manufacturing inefficiencies through the transition period. For the third quarter of fiscal 2004, the Company incurred manufacturing inefficiency costs of $0.8 million and installation costs of $0.4 million.

     The future expected payout of the Company’s accrued restructuring costs, consisting primarily of severance, as of the end of the third quarter of fiscal 2004 follows (in thousands):

Fiscal years ending	Payout
2004	$436
2005	387
2006	64

Total	$887

(7) Comprehensive Income (Loss)

     The components of comprehensive income (loss) were as follows (in thousands):

	Third quarter		First nine months
	2004	2003	2004	2003
Comprehensive income (loss):
Net loss	$(15,225)	$(10,636)	$(40,769)	$(21,914)
Foreign currency translation	3,675	4,470	(1,232)	24,881
Unrealized gain on interest rate swap, net of deferred income tax expense of $223 and $619, respectively	—	350	—	971

Total	$(11,550)	$(5,816)	$(42,001)	$3,938

(8) Stock Option Plan of Parent

     The Company and its Parent, Doane Pet Care Enterprises, Inc., have elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, to account for fixed stock awards granted to employees. However, if the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, or SFAS 123, to account for fixed stock awards granted to employees, the Company’s net loss for the third quarter and the first nine months of fiscal 2004 and 2003 would have been adjusted as follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Third quarter		First nine months
	2004	2003	2004	2003
Net loss available to common shares	$(15,225)	$(14,064)	$(40,769)	$(31,876)
Less: Total stock-based employee compensation expense determined based on the fair value method for all awards, net of income tax benefit	(1)	(2)	(3)	(6)

Pro forma net loss available to common shares	$(15,226)	$(14,066)	$(40,772)	$(31,882)

     Pro forma information regarding net loss has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS 123 under the assumptions of a risk free rate of return of 3.70% for the third quarter and first nine months of fiscal 2004 and 2003, and an expected life of options ranging from 3 to 10 years. The Company has no present plans to pay dividends on its common stock. The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income (loss) for future years.

(9) Benefit Plans

Pension Plans

     The Company has an inactive defined benefit, non-contributory pension plan covering certain hourly and salaried employees. As a result, future benefits no longer accumulate and the Company’s service cost ceased. The Company’s funding policy for this plan is to make the minimum annual contribution required by applicable regulations. The Company also has an active defined benefit, non-contributory pension plan covering approximately 50 union employees at one of its facilities. The information below for both pension plans has been determined based on the three and nine months ending September 30, 2004 and 2003, respectively.

     Under federal law, the Company was not required to make any cash contributions to its inactive plan in fiscal 2003 or the first nine months of fiscal 2004.

     A summary of net periodic cost for the Company’s pension plans follows (in thousands):

	Third quarter		First nine months
	2004	2003	2004	2003
Service cost	$9	$7	$27	$21
Interest cost	270	268	810	804
Expected income on plan assets	(347)	(311)	(1,040)	(934)
Amortization	173	187	518	562

Net periodic pension cost	$105	$151	$315	$453

Post-retirement Plan

     The Company has a post-retirement healthcare plan that provides medical coverage for eligible retirees and their dependents. The Company pays benefits under the plan when due and does not fund its plan obligations as they accrue. The post-retirement plan information below has been determined based on the three and nine months ending September 30, 2004 and 2003, respectively.

     A summary of net periodic cost for the Company’s post-retirement plan follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Third quarter		First nine months
	2004	2003	2004	2003
Service cost	$3	$5	$10	$15
Interest cost	75	78	225	234
Amortization	14	6	42	19

Net periodic post-retirement cost	$92	$89	$277	$268

(10) Commitments and Contingencies

     In the first quarter of fiscal 2004, the Company won an arbitration award from Merrick Petfoods, Inc., or Merrick, after Merrick terminated the joint venture agreement with the Company related to a manufacturing facility in Hereford, Texas. The award consisted of an initial payment and monthly royalty payments. Under the arbitration agreement, the royalty payments will continue for approximately nine years and are based on Merrick’s future sales volumes of certain products. In the first quarter of fiscal 2004, the Company recorded $1.0 million relating to the award, consisting of both the initial payment of $0.8 million, recorded as an offset to other operating expenses, and royalty payments of $0.2 million, recorded as other expense (income), net. Royalty payments made subsequent to the initial payment in the first nine months of fiscal 2004 did not have a material impact on the Company’s results of operations, nor does the Company expect future payments to have a material impact.

     The Company is also a party to other legal proceedings in the ordinary course of business. The resolution of such matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(11) Financial Information Related to Guarantor Subsidiaries

     Unaudited condensed consolidated financial information related to the Company and its guarantor subsidiaries and non-guarantor subsidiaries as of the end of the third quarter of fiscal 2004 and the end of fiscal 2003 and for the third quarter and first nine months of fiscal 2004 and 2003 is disclosed to comply with the reporting requirements of the Company’s guarantor subsidiaries. The guarantor subsidiaries are wholly-owned domestic subsidiaries of the Company which have fully and unconditionally guaranteed the Company’s new senior credit facility, the 10¾% Senior Notes due March 1, 2010 and the Company’s 9¾% Senior Subordinated Notes due May 15, 2007. The non-guarantor subsidiaries are wholly-owned foreign subsidiaries of the Company which have not fully and unconditionally guaranteed the Company’s new senior credit facility, the 10¾% Senior Notes due March 1, 2010 or the Company’s 9¾% Senior Subordinated Notes due May 15, 2007. See Note 6, Long-Term Debt and Liquidity, in the Company’s 2003 10-K. Unaudited condensed consolidated financial information follows (in thousands, except share and par value amounts):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of third quarter 2004
		Non-	Intercompany
	Guarantor	guarantor	eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$78	$2,176	$—	$2,254
Accounts receivable, net	49,158	56,648	—	105,806
Inventories, net	39,061	28,207	—	67,268
Deferred tax assets	2,449	—	—	2,449
Prepaid expenses and other current assets	8,970	2,244	—	11,214

Total current assets	99,716	89,275	—	188,991
Property, plant and equipment, net	147,456	100,821	—	248,277
Goodwill and trademarks	267,780	111,885	—	379,665
Other assets	260,397	13,257	(240,520)	33,134

Total assets	$775,349	$315,238	$(240,520)	$850,067

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$1,950	$1,551	$—	$3,501
Accounts payable	45,936	44,026	—	89,962
Accrued liabilities	44,485	15,343	—	59,828

Total current liabilities	92,371	60,920	—	153,291

Long-term debt:
Long-term debt, excluding current maturities	551,626	163,509	(151,511)	563,624
Senior Preferred Stock (Redeemable)	102,389	—	—	102,389

Total long-term debt	654,015	163,509	(151,511)	666,013
Deferred tax liabilities	29,782	2,518	—	32,300
Other long-term liabilities	9,266	—	—	9,266

Total liabilities	785,434	226,947	(151,511)	860,870

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	89,749	(89,749)	115,674
Accumulated other comprehensive income (loss)	(15,301)	63,514	740	48,953
Accumulated deficit	(110,458)	(64,972)	—	(175,430)

Total stockholder’s equity (deficit)	(10,085)	88,291	(89,009)	(10,803)

Total liabilities and stockholder’s equity (deficit)	$775,349	$315,238	$(240,520)	$850,067

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

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	Third quarter 2004
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$180,580	$70,397	$250,977
Cost of goods sold	162,925	55,240	218,165

Gross profit	17,655	15,157	32,812
Operating expenses:
Promotion and distribution	5,970	7,807	13,777
Selling, general and administrative	8,667	3,794	12,461
Amortization	788	205	993
Other operating expenses	—	1,168	1,168

Income from operations	2,230	2,183	4,413
Interest expense, net	12,320	6,112	18,432
Other expense (income), net	(183)	93	(90)

Loss before income taxes	(9,907)	(4,022)	(13,929)
Income tax expense	1,069	227	1,296

Net loss	$(10,976)	$(4,249)	$(15,225)

	Third quarter 2003
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$178,052	$65,758	$243,810
Cost of goods sold	155,661	51,309	206,970

Gross profit	22,391	14,449	36,840
Operating expenses:
Promotion and distribution	7,136	7,567	14,703
Selling, general and administrative	8,284	3,793	12,077
Amortization	984	187	1,171

Income from operations	5,987	2,902	8,889
Interest expense, net	8,299	6,372	14,671
Debt extinguishments	1,030	—	1,030
Other expense (income), net	(309)	108	(201)

Loss before income taxes	(3,033)	(3,578)	(6,611)
Income tax expense	3,891	134	4,025

Net loss	(6,924)	(3,712)	(10,636)
Preferred stock dividends and accretion	(3,428)	—	(3,428)

Net loss available to common shares	$(10,352)	$(3,712)	$(14,064)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	First nine months 2004
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$572,520	$207,675	$780,195
Cost of goods sold	509,641	163,787	673,428

Gross profit	62,879	43,888	106,767
Operating expenses:
Promotion and distribution	19,325	22,446	41,771
Selling, general and administrative	25,773	12,674	38,447
Amortization	2,744	612	3,356
Other operating expenses	(415)	6,744	6,329

Income from operations	15,452	1,412	16,864
Interest expense, net	36,276	18,319	54,595
Other expense (income), net	(1,317)	489	(828)

Loss before income taxes	(19,507)	(17,396)	(36,903)
Income tax expense	3,070	796	3,866

Net loss	$(22,577)	$(18,192)	$(40,769)

	First nine months 2003
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$555,779	$182,456	$738,235
Cost of goods sold	476,400	141,126	617,526

Gross profit	79,379	41,330	120,709
Operating expenses:
Promotion and distribution	21,642	20,268	41,910
Selling, general and administrative	24,387	12,171	36,558
Amortization	2,926	562	3,488

Income from operations	30,424	8,329	38,753
Interest expense, net	23,003	20,540	43,543
Debt extinguishments	12,143	—	12,143
Other expense (income), net	(1,032)	246	(786)

Loss before income taxes	(3,690)	(12,457)	(16,147)
Income tax expense	4,791	976	5,767

Net loss	(8,481)	(13,433)	(21,914)
Preferred stock dividends and accretion	(9,962)	—	(9,962)

Net loss available to common shares	$(18,443)	$(13,433)	$(31,876)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First nine months 2004
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(22,577)	$(18,192)	$(40,769)
Items not requiring (providing) cash:
Depreciation and amortization	17,183	12,385	29,568
Deferred income tax expense	3,070	166	3,236
Asset impairments	420	—	420
Other non-cash charges (income), net	14,405	(160)	14,245
Changes in current assets and liabilities	(25,655)	12,292	(13,363)

Net cash provided by (used in) operating activities	(13,154)	6,491	(6,663)

Cash flows from investing activities:
Capital expenditures	(5,186)	(4,748)	(9,934)
Proceeds from sale of assets	—	854	854
Other, net	1,572	(3,064)	(1,492)

Net cash used in investing activities	(3,614)	(6,958)	(10,572)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	13,078	13,078
Principal payments on long-term debt	(6,087)	(14,121)	(20,208)
Payments for debt issuance costs	(3,006)	—	(3,006)

Net cash used in financing activities	(9,093)	(1,043)	(10,136)
Effect of exchange rate changes on cash and cash equivalents	—	332	332

Decrease in cash and cash equivalents	(25,861)	(1,178)	(27,039)
Cash and cash equivalents, beginning of period	25,939	3,354	29,293

Cash and cash equivalents, end of period	$78	$2,176	$2,254

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First nine months 2003
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(8,481)	$(13,433)	$(21,914)
Items not requiring (providing) cash:
Depreciation and amortization	16,068	11,015	27,083
Deferred income tax expense (benefit)	4,791	(161)	4,630
Debt extinguishments	12,143	—	12,143
Other non-cash charges (income), net	3,666	(176)	3,490
Changes in current assets and liabilities	(7,744)	16,034	8,290

Net cash provided by operating activities	20,443	13,279	33,722

Cash flows from investing activities:
Capital expenditures	(8,297)	(7,579)	(15,876)
Proceeds from sale of assets	52	181	233
Other, net	4,229	(7,046)	(2,817)

Net cash used in investing activities	(4,016)	(14,444)	(18,460)

Cash flows from financing activities:
Net repayments under revolving credit agreements	(15,000)	—	(15,000)
Proceeds from issuance of long-term debt	210,444	—	210,444
Principal payments on long-term debt	(204,092)	(2,953)	(207,045)
Payments for debt issuance costs	(7,761)	—	(7,761)

Net cash used in financing activities	(16,409)	(2,953)	(19,362)
Effect of exchange rate changes on cash and cash equivalents	—	557	557

Increase (decrease) in cash and cash equivalents	18	(3,561)	(3,543)
Cash and cash equivalents, beginning of period	57	7,539	7,596

Cash and cash equivalents, end of period	$75	$3,978	$4,053

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Doane Pet Care Company:

We have reviewed the accompanying condensed consolidated balance sheet of Doane Pet Care Company and subsidiaries as of October 2, 2004, the related condensed consolidated statements of operations for the three-month and nine-month periods ended October 2, 2004 and September 27, 2003, the related condensed consolidated statement of stockholder’s equity (deficit) and comprehensive loss for the nine-month period ended October 2, 2004 and the related condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2004 and September 27, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 10, 2004

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

Third Quarter Fiscal 2004 in Review

     In the third quarter of fiscal 2004, net sales increased 2.9% to $251.0 million from $243.8 million in the third quarter of fiscal 2003. Excluding the impact of foreign currency exchange rate fluctuations, net sales increased 0.6%. The favorable impact of our 2004 domestic price increases, described below, was partially offset by lower domestic sales volume due to the 2004 domestic price increases. The $4.0 million decrease in our gross profit was a result of higher global commodity costs, partially offset by the above factors. Our net loss of $15.2 million was further impacted by two factors. First, we recognized additional European restructuring costs in the amount of $1.2 million primarily relating to our consolidation of the Vrä, Denmark facility. Second, we recognized $3.9 million of accretion and dividends relating to our Senior Preferred Stock (Redeemable) as interest expense in connection with our adoption of SFAS 150, described below.

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

     Our European restructuring plan neared completion in the third quarter of fiscal 2004. We recognized $1.2 million of other operating expenses during the period consisting of manufacturing inefficiencies and installation costs. Our European restructuring plan is comprised of two major components: (1) the consolidation of our wet pet food operation in Vrä, Denmark into our facility in Esbjerg, Denmark and our recently expanded facility in Carat, Austria; and (2) the reorganization of certain of our European subsidiaries to more efficiently manage our foreign operations and reduce selling, general and administrative expenses. We anticipate that this project will result in lower labor and administrative costs and other operating efficiencies estimated to be approximately $4 million to $5 million on an annual basis.

     As of the beginning of fiscal 2004, we adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150. SFAS 150 required us to reclassify our Senior Preferred Stock (Redeemable) to long-term debt and to recognize the related accretion and dividends of $3.9 million for the third quarter of fiscal 2004 as interest expense rather than as a component of stockholder’s equity. SFAS 150 explicitly prohibits restatement of prior periods. See Note 3, Change in Accounting Principle, in the accompanying unaudited condensed consolidated financial statements.

     On November 5, 2004, we refinanced our existing senior credit facility by entering into a new senior credit facility with a syndicate of institutional investors, as lenders, and Credit Suisse First Boston, as administrative agent. The new senior credit facility provides for total commitments of $230.0 million, consisting of a $195.0 million term loan facility and a $35.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of letters of credit. We used approximately $180.5 million of the proceeds from the new term loan facility to pay off the previous senior credit facility. In addition, we estimate that we will use approximately $6.0 million from the new term loan proceeds to pay fees and expenses related to the new senior credit facility, with the remaining $8.5 million in net proceeds to be used for general corporate purposes. The refinancing improved our capital structure by replacing our previous senior credit facility, portions of which were scheduled to mature in fiscal 2005, as well as lowering our debt service costs and increasing our liquidity.

Financial Covenant Compliance

     One of our major risks is our ability to finance our cash requirements for debt service under our new senior credit facility and our other debt and to comply with the financial covenants under our new senior credit facility.

     Our new senior credit facility requires us to maintain specified financial ratios and satisfy certain financial tests which, if violated, could place us in default, and our lenders could then accelerate our debt and prohibit us from borrowing additional funds from this facility to meet our liquidity needs.

     As discussed above, we entered into a new senior credit facility on November 5, 2004. Our ability to meet the financial ratios and tests required under our new senior credit facility can be affected by events beyond our control, such as prevailing economic, financial or industry conditions. The occurrence of any adverse event may prevent us from meeting these financial ratios and tests. We have experienced difficulty in the past satisfying the financial covenants in our previous senior credit facility and have negotiated amendments and obtained waivers from our previous lenders for fiscal 2000, 2001 and 2003 due to covenant non-compliance. If we violate the covenants under the new senior credit facility and are unable to either negotiate amendments or obtain waivers from our lenders, we could be in default under our new senior credit facility and permit a majority of the lenders to accelerate outstanding debt under our new senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes. In that event, we may not have sufficient liquidity to make interest payments on our debt and for operational and capital requirements.

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

     We have foreign currency exposure related to foreign-denominated revenues and costs translated into U.S. dollars, or USD, primarily related to the Euro to USD exchange rate. Our results of operations were impacted by foreign currency exchange rate fluctuations for the three and nine-month periods ending in the third quarter of fiscal 2004 and 2003. For the purpose of evaluating our results of operations, the average Euro to USD exchange rates for the three months ending in the third quarter of fiscal 2004 and 2003 were approximately 1.22 and 1.12, respectively, and for the nine months ending in the third quarter of fiscal 2004 and 2003 were approximately 1.23 and 1.11, respectively. For the purpose of evaluating our financial position, the Euro to USD exchange rates as of end of the third quarter of fiscal 2004 and the end of fiscal 2003 were approximately 1.24 and 1.25, respectively.

     Our fiscal year ends on the Saturday nearest to the end of December; and therefore, fiscal 2003 ended on January 3, 2004. Each quarter also ends on a Saturday with the third quarter of fiscal 2004 and 2003 ending on October 2, 2004 and September 27, 2003, respectively.

     Statement of operations data. The following table sets forth our statement of operations derived from the accompanying unaudited condensed consolidated financial statements expressed as a percentage of net sales for the third quarter and first nine months of fiscal 2004 and 2003 as indicated (table in thousands, except percentages):

	Third quarter				First nine months
	2004		2003		2004		2003
Net sales	$250,977	100.0%	$243,810	100.0%	$780,195	100.0%	$738,235	100.0%
Cost of goods sold:
Commodity costs	129,427	51.6	115,559	47.4	399,903	51.2	352,685	47.7
Other	88,738	35.3	91,411	37.5	273,525	35.1	264,841	35.9

Total cost of goods sold	218,165	86.9	206,970	84.9	673,428	86.3	617,526	83.6

Gross profit	32,812	13.1	36,840	15.1	106,767	13.7	120,709	16.4
Operating expenses:
Promotion and distribution	13,777	5.5	14,703	6.0	41,771	5.4	41,910	5.7
Selling, general and administrative	12,461	5.0	12,077	5.0	38,447	4.9	36,558	5.0
Amortization	993	0.4	1,171	0.5	3,356	0.4	3,488	0.5
Other operating expenses	1,168	0.5	—	—	6,329	0.8	—	—

Income from operations	4,413	1.7	8,889	3.6	16,864	2.2	38,753	5.2
Interest expense, net	18,432	7.3	14,671	6.0	54,595	7.0	43,543	5.9
Debt extinguishments	—	—	1,030	0.4	—	—	12,143	1.6
Other income, net	(90)	—	(201)	(0.1)	(828)	(0.1)	(786)	(0.1)

Loss before income taxes	(13,929)	(5.6)	(6,611)	(2.7)	(36,903)	(4.7)	(16,147)	(2.2)
Income tax expense	1,296	0.5	4,025	1.7	3,866	0.5	5,767	0.8

Net loss	$(15,225)	(6.1)%	$(10,636)	(4.4)%	$(40,769)	(5.2)%	$(21,914)	(3.0)%

Third quarter of fiscal 2004 compared to third quarter of fiscal 2003

     Net sales. Net sales for the third quarter of fiscal 2004 increased 2.9% to $251.0 million from $243.8 million in the third quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the third quarter of fiscal 2004, net sales increased 0.6%, or $1.5 million. The increase in net sales in the third quarter of fiscal 2004 was primarily due to our domestic price increases partially offset by a decrease in domestic sales volume. The decrease in domestic sales volume is primarily a result of the impact of our domestic price increases on volume.

     Gross profit. Gross profit in the third quarter of fiscal 2004 decreased 10.9% to $32.8 million from $36.8 million in the third quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the third quarter of fiscal 2004, gross profit decreased 14.2%, or $5.2 million. This decrease was primarily due to higher global commodity costs, which increased as a percentage of net sales to 51.6% in the third quarter of fiscal 2004 from 47.4% in the third quarter of fiscal 2003, and lower consolidated sales volume, partially offset by the positive impact of the 2004 domestic price increases and lower manufacturing costs.

     Promotion and distribution. Promotion and distribution expenses for the third quarter of fiscal 2004 decreased 6.3% to $13.8 million from $14.7 million in the third quarter of fiscal 2003. As a percent of sales, promotion and distribution expenses decreased to 5.5% for the third quarter of fiscal 2004 from 6.0% for the third quarter of fiscal 2003 as a result of lower distribution expenses due to the closing of our Alexandria distribution center.

     Selling, general and administrative. Selling, general and administrative expenses in the third quarter of fiscal 2004 increased 3.2%, or $0.4 million, from the third quarter of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the third quarter of fiscal 2004, selling, general and administrative expenses were consistent as these expenses increased 0.1%, or $0.1 million from the third quarter of 2003.

     Other operating expenses. Other operating expenses of $1.2 million in the third quarter of fiscal 2004 consisted of manufacturing inefficiency costs of $0.8 million and installation costs of $0.4 million related to our European restructuring plan.

     Interest expense, net. Interest expense, net of interest income, in the third quarter of fiscal 2004 increased 25.6%, or $3.7 million, to $18.4 million from $14.7 million in the third quarter of fiscal 2003. The increase was primarily due to $3.9 million of accretion and dividends relating to our Senior Preferred

Stock (Redeemable). See Note 3, Change in Accounting Principle, in the accompanying unaudited condensed consolidated financial statements.

     Debt extinguishments. Debt extinguishments of $1.0 million for the third quarter of fiscal 2003 related to a $15.0 million optional prepayment on our senior credit facility.

     Income tax expense. We recognized income tax expense of $1.3 million in the third quarter of fiscal 2004 compared to $4.0 million in the third quarter of fiscal 2003. We recorded valuation allowances against deferred tax assets of $7.0 million and $6.2 million in the third quarter of fiscal 2004 and 2003, respectively.

First nine months fiscal 2004 compared to first nine months fiscal 2003

     Net sales. Net sales for the first nine months of fiscal 2004 increased 5.7% to $780.2 million from $738.2 million for the first nine months of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations in the first nine months of 2004, net sales increased 3.0%, or $22.4 million. The increase in net sales in the first nine months of fiscal 2004 was primarily due to our domestic price increases and European sales volume growth, partially offset by a decrease in domestic sales volume. The decrease in domestic sales volume was due to our domestic price increases and the initial prohibition and subsequent limitations imposed by Mexico on the export of pet food from the United States to Mexico.

     Gross profit. Gross profit for the first nine months of fiscal 2004 decreased 11.6% to $106.8 million from $120.7 million for the first nine months of fiscal 2003. Excluding the impact of foreign currency exchange fluctuations, gross profit decreased 15.0%, or $18.1 million. This decrease was primarily due to higher global commodity costs, which increased as a percentage of net sales to 51.2% in the first nine months of fiscal 2004 from 47.7% in the first nine months of fiscal 2003, and lower consolidated sales volume, partially offset by the positive impact of the 2004 domestic price increases. As a percentage of sales, other costs of goods sold decreased in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 as a result of lower manufacturing costs in the United States and Europe.

     Promotion and distribution. Promotion and distribution expenses for the first nine months of fiscal 2004 decreased 0.3% to $41.8 million from $41.9 million for the first nine months of 2003. As a percent of sales, promotion and distribution expenses were consistent in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.

     Selling, general and administrative. Selling, general and administrative expenses for the first nine months of fiscal 2004 increased 5.2% to $38.4 million from $36.6 million for the first nine months of 2003. Excluding the impact of foreign currency exchange fluctuations in the first nine months of fiscal 2004, selling, general and administrative expenses increased 1.9%, or $0.7 million from the first nine months of fiscal 2003.

     Other operating expenses. Other operating expenses of $6.3 million in the first nine months of fiscal 2004 consisted of: (1) severance costs of $3.0 million, installation costs of $2.4 million and manufacturing inefficiency costs of $1.3 million related to our European restructuring plan; (2) asset impairments of $0.4 million related to the closure of our distribution center in Alexandria, Louisiana; and (3) $0.8 million of income related to the arbitration award we received from Merrick. See Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements.

     Interest expense, net. Interest expense, net of interest income, for the first nine months of fiscal 2004 increased 25.4%, or $11.1 million, from the first nine months of 2003. The increase was primarily due to $11.3 million of accretion and dividends relating to our Senior Preferred Stock (Redeemable). See Note 3,

Change in Accounting Principle, in the accompanying unaudited condensed consolidated financial statements.

     Debt extinguishments. Debt extinguishments of $12.1 million in the first nine months of fiscal 2003 consisted of $11.1 million related to our refinancing in February 2003 and $1.0 million related to the optional prepayment on our senior credit facility in the third quarter of fiscal 2003, as described in the third quarter results above.

     Income tax expense. We recognized income tax expense of $3.9 million for the first nine months of fiscal 2004 compared to $5.8 million for the first nine months of 2003. We recorded valuation allowances against deferred tax assets that were generated during these periods of $12.1 million in the 2004 period and $14.9 million in the 2003 period.

Liquidity and Capital Resources

General

     On November 5, 2004, we entered into a new senior credit facility. The information presented in this section gives effect to the new senior credit facility.

     We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and the issuance of other long-term indebtedness. We are highly leveraged and have significant cash requirements for debt service relating to our new senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt.

     Our principal sources of liquidity consist of cash, working capital and our borrowing capacity under our revolving credit facility. As of the end of the third quarter of fiscal 2004, our working capital excluding cash was $20.1 million. Our cash and borrowing capacity as of the end of the third quarter of fiscal 2004, on a historical basis and a pro forma basis after giving effect to the new senior credit facility follows:

	Pro forma	Historical
Cash	$10.8	$2.3
Revolving credit facility capacity	35.0	50.0
Less:
Amounts outstanding under the revolving credit facility	—	(16.0)
Letters of credit outstanding	(5.6)	(5.3)

Total	$40.2	$31.0

     We anticipate that our capital expenditures will not exceed $25 million for fiscal 2004 and that approximately $10 million to $12 million is required for maintenance of our business. We believe that we have sufficient flexibility under our new senior credit facility to meet these needs.

     We believe that offerings of additional debt securities are possible if the need arises, although such offerings may not be available to us on acceptable terms based on market conditions that exist at the time of any such offering. Moreover, our ability to borrow is limited by our new senior credit facility, including compliance with the financial covenants therein, and the limitations on the incurrence of additional indebtedness in the indentures governing our senior notes and senior subordinated notes. We may be required to refinance all or a portion of the principal amount of our outstanding debt on or prior to maturity or a mandatory redemption date, and we may not have sufficient capital available to us for any future acquisitions, joint ventures or similar transactions.

     Although we believe that future borrowings under our new revolving credit facility will be available to fund our liquidity needs, availability of these funds is subject to our satisfaction of certain terms and conditions, including our ability to satisfy the financial covenants in our new senior credit facility. As discussed below, we have experienced difficulty in the past generating sufficient operating revenues and cash flows to satisfy financial covenants associated with the previous senior credit facility and were required to negotiate amendments and obtain waivers from our lenders. We may experience difficulty in the future satisfying the financial covenants in our new senior credit facility and, absent an amendment or waiver from our lenders, it could result in an event of default under our new senior credit facility and permit a majority of the lenders to accelerate outstanding debt under our new senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes. In that event, we may not have sufficient liquidity to make interest payments on our debt and for operational and capital requirements. See “Financial Covenant Compliance” above.

Statement of Cash Flows Review

     Net cash used in our operating activities was $6.7 million for the first nine months of fiscal 2004 compared to net cash provided by operating activities of $33.7 million for the first nine months of fiscal 2003. The change is primarily due to an unusually favorable change in working capital in the third quarter of fiscal 2003 as a result of reaching more favorable payment terms with certain customers in that period.

     Net cash used in our investing activities was $10.6 million for the first nine months of fiscal 2004 compared to $18.5 million for the first nine months of fiscal 2003. Capital expenditures for the first nine months of fiscal 2004 were $9.9 million compared to $15.9 million for the first nine months of fiscal 2003.

     Net cash used in our financing activities was $10.1 million for the first nine months of fiscal 2004 compared to $19.4 million for the first nine months of fiscal 2003. In the first nine months of fiscal 2004, we paid $3.0 million in transaction fees and expenses relating to our March 9, 2004 amendment to our senior credit facility and made scheduled payments in the amount of $6.1 million on the USD term loan facility of our senior credit facility. Additionally in June 2004, we refinanced our European loans and borrowed $13.1 million, of which we used $11.8 million to repay the previous loans. In the second quarter of fiscal 2003, we received $210.4 million of gross proceeds from the issuance of our senior notes that was used to repay a portion of the outstanding debt under our senior credit facility, repay our sponsor facility in full, and pay related transaction fees and expenses.

Refinancing

     On November 5, 2004, we entered into a new senior credit facility with a syndicate of institutional investors, as lenders, and Credit Suisse First Boston, as administrative agent. The new senior credit facility provides for total commitments of $230.0 million, consisting of a $195.0 million term loan facility and a $35.0 million revolving credit facility with a $20.0 million sub-limit for issuance of letters of credit. The term loan facility bears interest, at our option, of adjusted LIBOR plus 4.00%, or ABR, as defined in the new senior credit facility agreement, plus 3.00%. The revolving credit facility bears interest, at our option, of adjusted LIBOR plus 4.50% or ABR plus 3.50%. We will pay principal payments on the term loan facility of 1% of the initial principal amount per year, payable in equal quarterly installments. Final maturity of the new senior credit facility is on the earlier of November 5, 2009, or 91 days prior to the maturity of the senior subordinated notes due May 15, 2007, as such notes may be as amended, extended or refinanced, unless terminated sooner upon an event of default.

     In conjunction with the refinancing, we will recognize in the fourth quarter of 2004 a non-cash loss on debt extinguishment, the amount of which has not been finalized.

New Senior Credit Facility

     We are highly leveraged and have significant cash requirements for debt service relating to our new senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. Our ability to borrow is limited by our new senior credit facility, including compliance with the financial covenants therein, and the limitations on the incurrence of additional indebtedness in the indentures governing our senior notes and senior subordinated notes.

     The following is a summary of certain provisions of our new senior credit facility.

     The facilities. As of November 5, 2004, our new senior credit facility provides for total commitments of $230.0 million, consisting of:

•	a $195.0 term loan facility and

•	a $35.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of letters of credit.

     As of November 5, 2004, we had no borrowings outstanding under our new revolving credit facility and $5.6 million of letters of credit outstanding, resulting in $29.4 million of availability under our new revolving credit facility. Availability of funds under our new senior credit facility is subject to certain customary terms and conditions.

     Interest. The new term loan facility bears interest, at our option, of adjusted LIBOR plus 4.00%, or ABR, as defined in the new senior credit facility agreement, plus 3.00%. The new revolving credit facility bears interest, at our option, of adjusted LIBOR plus 4.50% or the ABR plus 3.50%.

     Maturity. All loans under the new senior credit facility mature on the earlier of November 5, 2009, or 91 days prior to the maturity of the senior subordinated notes due May 15, 2007, as such notes may be amended, extended or refinanced, unless terminated sooner upon an event of default.

     Prepayments. The loans under our new senior credit facility may be prepaid and commitments may be reduced. Optional prepayments of the term loan may not be reborrowed.

     Covenants. Our new senior credit facility contains financial and other covenants that we believe are usual and customary for a secured credit agreement. The financial covenants include the following requirements:

•	Minimum Consolidated EBITDA. Our consolidated EBITDA, as defined in the new senior credit facility, for any period of four consecutive fiscal quarters ending with any fiscal quarter set forth below must exceed the following amounts:

Fiscal quarter ending on or nearest to	Amount
September 30, 2004	$70,000,000
December 31, 2004	70,000,000
March 31, 2005	72,500,000
June 30, 2005	75,000,000
September 30, 2005	80,000,000
December 31, 2005	80,000,000
March 31, 2006 and thereafter	85,000,000

Our new senior credit facility defines consolidated EBITDA for any period as consolidated net income for such period plus, without duplication and to the extent reflected as a charge in the statement of such consolidated net income for such period, the sum of (a) income tax expense, (b) consolidated interest expense, (c) non-cash depreciation and amortization expense, (d) any extraordinary, unusual, transition or non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the statement of such consolidated net income for such period, non-cash losses on sales of assets outside of the ordinary course of business), (e) any other non-cash charges (provided that any non-cash charges added back cannot be duplicated at the time of the related cash payment) and minus, to the extent included in the statement of such consolidated net income for such period, the sum of (x) interest income, (y) any extraordinary, unusual or non-recurring non-cash income or non-cash gains (including, whether or not otherwise includable as a separate item in the statement of such consolidated net income for such period, gains on the sales of assets outside of the ordinary course of business) and (z) any other non-cash income, all as determined on a consolidated basis.

•	Consolidated Senior Secured Leverage. Our consolidated senior secured debt ratio as of the last day of any period of four consecutive fiscal quarters ending with the fiscal quarter set forth below must not exceed ratios as set forth below:

Fiscal quarter ending on or nearest to	Ratio
September 30, 2004 through March 31, 2005	2.75:1.00
June 30, 2005 through September 30, 2005	2.50:1.00
December 31, 2005 through June 30, 2007	2.25:1.00
September 30, 2007 and each fiscal quarter thereafter	2.00:1.00

Consolidated senior secured debt is the outstanding principal balance as of any day of the loans under the new senior credit facility. Our consolidated senior secured debt ratio is the ratio of consolidated senior secured debt to consolidated EBITDA for each respective period.

•	Capital Expenditures. Capital expenditures must not exceed $25.0 million for fiscal 2004 and $30.0 million for each fiscal year thereafter, subject to certain exceptions.

     We have experienced difficulty in the past satisfying financial covenants in our previous senior credit facility, and we have negotiated amendments and obtained waivers for fiscal 2000, 2001 and 2003 due to covenant non-compliance. Our ability to satisfy the covenants contained in the new senior credit facility is determined based on our cash flows, outstanding senior secured debt and capital expenditures. We may experience difficulty satisfying these covenants in the future. If we are unable to negotiate an amendment or secure a waiver from our lenders for any potential default, it could result in an event of default under our new senior credit facility and permit a majority of the lenders to accelerate outstanding debt under our new senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes.

     Guarantees; collateral. We and certain restricted subsidiaries are required to guarantee amounts outstanding under the new senior credit facility. The indebtedness incurred pursuant to the new senior credit facility is secured by a first priority lien on substantially all of our material assets and all the material assets of our restricted domestic subsidiaries.

     Events of default. Our new senior credit facility contains default provisions that we believe are customary for facilities and transactions of this type, including default provisions relating to:

•	our failure to pay principal or interest when and as due or any other amount under our new senior credit facility within three days after such amount becomes due;

•	representations or warranties being inaccurate in any material respect when made;

•	cross-default to certain other indebtedness and agreements including our senior notes and senior subordinated notes;

•	bankruptcy or insolvency;

•	actual invalidity, or invalidity asserted by us, of any security document;

•	material judgments;

•	certain ERISA events; and

•	change of control or ownership.

Liquidity of Our New Senior Credit Facility

     As of November 5, 2004, on an adjusted basis after giving effect to the new senior credit facility, we had approximately $29.4 million of remaining availability under the new revolving credit facility out of a total availability of $35.0 million. Availability of funds under the new revolving credit facility is subject to our satisfaction of certain terms and conditions, including our ability to satisfy the financial covenants in our new senior credit facility. See “Covenants” above. We may be required to refinance all or a portion of the principal amount of our outstanding debt on or prior to maturity or a mandatory redemption date. We believe the capital expenditures permitted under our new senior credit facility are sufficient to provide us with the necessary flexibility to spend required capital for the remainder of fiscal 2004 and fiscal 2005.

     Any future acquisitions, joint ventures or similar transactions will likely require additional capital and we may not have such capital available to us on commercially reasonable terms, on terms acceptable to us, or at all. Our business may not generate sufficient cash flows or future borrowings may not be available in an amount sufficient to enable us to make principal and interest payments on our debt, including our senior notes and senior subordinated notes, or to fund our other liquidity needs. In addition, our business may not generate sufficient operating results and cash flows to allow us to comply with the financial covenants in our new senior credit facility. In the event of a default under our new senior credit facility, absent an amendment or a waiver from our lenders, a majority of our lenders could accelerate outstanding debt under our new senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. In that event, we may not have sufficient liquidity to make interest payments on our debt and for operational and capital requirements.

Contractual Obligations

     The following table presents the maturities of our contractual obligations relating to our new senior credit facility entered into on November 5, 2004 (in thousands):

	Payments due by period
				2009 and
	2004	2005-2006	2007-2008(1)	thereafter	Total
Contractual obligations:
Long-term debt	$869	$7,047	$446,299	$231,325	$685,540

(1)	As of the end of the third quarter of fiscal 2004, we had outstanding $105.6 million of current redemption value, excluding future dividends, for our senior preferred stock, which has a scheduled redemption date of September 30, 2007.

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

Critical Accounting Policies

     Accounts receivable allowances. As of the end of the third quarter of fiscal 2004 and the end of fiscal 2003, our gross accounts receivable were $109.0 and $94.2 million, respectively. We had allowances of $3.2 million and $2.6 million as of the end of the third quarter of fiscal 2004 and the end of fiscal 2003, respectively, primarily for doubtful accounts and outstanding deductions with customers. Our policy is to estimate our allowances by applying a recovery percentage based on historical collection experience and performing a specific identification review of customer account balances. We may revise our allowances against accounts receivable as we receive more information or as we assess other factors impacting the ability to realize our accounts receivable.

     Inventories allowances. As of the end of the third quarter of fiscal 2004 and the end of fiscal 2003, our gross inventories were $71.9 and $73.0 million, respectively. We had allowances of $4.6 million and $4.4 million as of the end of the third quarter of fiscal 2004 and the end of fiscal 2003, respectively, primarily related to obsolescence of packaging inventories. Our policy is to estimate our allowances based on specific identification of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. We may revise our allowances against inventories as we receive more information or as we assess other factors impacting the ability to realize of our inventories.

     Deferred tax assets. As of the end of the third quarter of fiscal 2004 and the end of fiscal 2003, our federal net operating loss, or NOL, carryforwards were $153.6 million and $126.5 million, respectively, and our foreign NOL carryforwards were $1.2 million and $2.2 million, respectively. Our gross deferred tax assets, including federal, foreign, state and local NOL carryforwards, were $82.9 million and $72.3 million as of the end of the third quarter of fiscal 2004 and the end of fiscal 2003, respectively, and our gross deferred tax liabilities were $57.5 million and $55.8 million, respectively. We assess the realization of our deferred tax assets dependent upon our ability to generate sufficient taxable income during the periods in which our deferred tax assets may be utilized. This assessment incorporates a determination of whether it is “more likely than not” that we will realize the benefit of our existing deferred tax assets in future periods. When we determine that we do not meet this probability criteria, we record valuation allowances that take into consideration tax planning strategies, historical and projected earnings, and the future reversal of taxable temporary differences.

     Due primarily to the magnitude of our operating losses in fiscal 2003, our loss in the first nine months of fiscal 2004 and the variability of our historical earnings, we do not believe that we currently meet the “more likely than not” recoverability criteria necessary to recognize our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. Our consolidated valuation allowance was $55.2 million and $43.1 million as of the end of the third quarter of fiscal 2004 and the end of fiscal 2003, respectively. During the first nine months of fiscal 2004 and for the full year fiscal 2003, we recorded valuation allowances against our U.S. federal and state deferred tax assets in the amounts of $12.8 million and $35.2 million, respectively. We reduced our valuation allowances against foreign deferred tax assets in the amount of $0.7 million in the first nine months of fiscal 2004, while for the full year fiscal 2003, we recorded valuation allowances in the amount of $7.3 million. The reduction to the valuation allowance against foreign deferred tax assets in the first nine months of fiscal 2004 related to a tax law change in one of the foreign jurisdictions in which we operate. The tax law change eliminated a deferred tax asset in the amount of $6.3 million against which we had previously recorded a valuation allowance in the full amount. Accordingly, we wrote off the deferred tax asset and made a corresponding reduction to the associated valuation allowance. The offsetting increase of $5.6 million was recorded against deferred tax assets generated in foreign jurisdictions during the first nine months of 2004 resulting in a net reduction of $0.7 million to the valuation allowance against deferred tax assets in foreign jurisdictions in the first nine months of fiscal 2004. Due to these recent changes, we are in the process of evaluating our foreign corporate tax strategies, and plan to have that evaluation completed by the end of fiscal 2004. We do not expect any adverse changes in our effective tax rate in the near term. We currently expect that future years’ deferred income tax expense (benefit) will include deferred income tax expense in an amount approximating the growth in our deferred tax liabilities related to the tax amortization of goodwill and other intangible assets recognized on our income tax return.

     Goodwill and trademarks. As of the end of the third quarter of fiscal 2004 and the end of fiscal 2003, our goodwill and trademarks were $379.7 million and $380.4 million, respectively. Our policy is to test the fair value of goodwill and trademarks for impairment annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions. If the estimated fair value of goodwill or trademarks of either the domestic or international reporting unit is less than the carrying value, an impairment loss will be recognized. In the fourth quarter of fiscal 2003, we performed our annual assessment of impairment and determined no impairment was evident at this date.

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

     As of the end of the third quarter of fiscal 2004, we had open commodity contracts with a fair value loss of $5.3 million. Based upon an analysis we completed at the end of the third quarter of fiscal 2004 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $0.7 million.

     With the changes in our pricing strategy resulting from reaching cost-sharing arrangements, we have and will continue to collaborate with our customers on any hedging strategies we may pursue.

     Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically use interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our domestic floating rate debt, which totaled $195.0 million as of November 5, 2004. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. We had no open interest rate swap or cap contracts as of either the end of the third quarter of fiscal 2004 or November 5, 2004.

     Our net loss is affected by changes in interest rates. Assuming a 100 basis point increase in interest rates on our floating rate debt, our net loss would increase by approximately $0.4 million and $1.3 million for the third quarter and first nine months of fiscal 2004, respectively. In addition, such a change would result in a decrease of approximately $13.7 million in the fair value of our fixed rate debt at the end of the third quarter of fiscal 2004. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and their possible effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

     Foreign currency exchange risk. Our financial position and results of operations are affected by foreign currency exchange rate fluctuations. Our European operations sell pet food products throughout Europe. The cumulative translation adjustment for the net investment in our foreign operations is recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements. As of the end of the third quarter of fiscal 2004, we had a cumulative translation gain of $54.0 million, which included an unrealized cumulative loss of $10.3 million for the translation of our Euro-denominated debt to U.S. dollars, that has been recognized in the accompanying unaudited condensed consolidated financial statements.

     We are exposed to foreign currency exchange risk arising from transactions in the normal course of business in Europe as well as the translation of the results of our European operations. From time to time, we may enter into foreign currency forward contracts for the purchase or sale of a currency to mitigate the risk from foreign currency exchange rate fluctuations in those transactions. Accordingly, changes in market values of these financial instruments are highly correlated with changes in the market values of the hedged items both at inception and over the life of the contracts. Changes in fair value of foreign currency forward contracts that qualify for hedge accounting are recorded in accumulated other comprehensive income (loss), net of deferred taxes, in our consolidated balance sheet until they are realized, at which point, they are recognized in other income, net, in the accompanying consolidated statements of operations. All other gains and losses on foreign currency forward contracts are recorded as an increase or decrease in net sales in our consolidated statements of operations as they occur. As of the end of the third quarter of fiscal 2004, we had no open foreign currency forward or option contracts.

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

     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period ending October 2, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II. Other Information

ITEM 5. Legal Proceedings

     See Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q, which is incorporated by reference in this Part II, Item 5.

ITEM 6. Exhibits

(a)	Exhibits

Exhibit
Number	Description
10.1*	Credit Agreement, dated as of November 5, 2004 among Doane Pet Care Company, as borrower, Doane Pet Care Enterprises, Inc., as guarantor, Credit Suisse First Boston, as administrative agent, and the lenders party thereto.

15.1*	Letter from KPMG LLP dated November 10, 2004 regarding unaudited interim financial information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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
Stephen P. Havala
Corporate Controller and Principal Accounting Officer

Date: November 12, 2004

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Credit Agreement, dated as of November 5, 2004 among Doane Pet Care Company, as borrower, Doane Pet Care Enterprises, Inc., as guarantor, Credit Suisse First Boston, as administrative agent, and the lenders party thereto.

15.1*	Letter from KPMG LLP dated November 10, 2004, regarding unaudited interim financial information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.