Form 10-K
period 2005-01-01
DOANE PET CARE CO
filed 2005-04-01
CIK 1002211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-27818

Doane Pet Care Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1350515
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

210 Westwood Place South,
Suite 400
Brentwood, TN 37027
(Address of principal executive office, including zip code)

(615) 373-7774
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     As of the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had no common equity held by non-affiliates.

     As of April 1, 2005, the registrant had outstanding 1,000 shares of common stock, all of which were held by its parent, Doane Pet Care Enterprises, Inc.

     In this Annual Report on Form 10-K, “Doane,” “the Company,” “we,” “us” and “our” refer to Doane Pet Care Company and its subsidiaries, unless the context indicates otherwise.

Explanatory Note

     Restated financial statements, including the related notes and disclosures thereto for the 2003 fiscal year ended January 3, 2004, are included in this Annual Report on Form 10-K for the 2004 fiscal year ended January 1, 2005, or the 2004 10-K.

     During the preparation of the 2004 10-K, the Audit Committee of our Board of Directors determined that, following a review of our accounting practices for realized foreign currency transaction losses and the computation of interest expense, and in consultation with management and our independent registered public accounting firm, the restatement of our previously issued fiscal 2003 consolidated financial statements was necessary. The restatement resulted in a decrease in the fiscal 2003 net loss from $54.4 million to $45.3 million. This $9.1 million reduction resulted from the reversal of previously recognized transaction losses of $7.7 million related to the cumulative translation of our Euro-denominated debt and the correction of a cumulative error in our interest expense calculation of $1.4 million. We are including restated consolidated financial statements and related notes and disclosures thereto for fiscal 2003 to correct these errors and have discussed the impact of the restatement in Part I, Item 6, Item 7, Item 7A and Item 9A of our 2004 10-K. The adjustments made to our consolidated financial statements are further described in Note 2 to our accompanying audited consolidated financial statements included herein.

      The adjustments made in fiscal 2003 relating to previously recognized foreign currency translation losses and the computation of interest expense included cumulative errors through fiscal 2002 of $0.8 million and $0.7 million, respectively, which have been recognized in the 2003 restated financial statements as adjustments to the first quarter of fiscal 2003. These adjustments have not been recorded in prior periods due to management’s conclusion that these cumulative errors through fiscal 2002, and the correction of the cumulative errors in fiscal 2003, were not material to any of the periods impacted.

PART I

ITEM 1 — Business

General

     We are the largest manufacturer of private label pet food and the second largest manufacturer of dry pet food overall in the United States. We are also a leading manufacturer of private label pet food in Europe. We sell to approximately 550 customers around the world and serve many of the top pet food retailers in the United States, Europe, Mexico and Japan. We offer our customers a full range of pet food products predominately for dogs and cats, including dry, semi-moist, soft dry, wet, treats and dog biscuits.

     We categorize our sales into three product areas: (i) private label, (ii) co-manufacturing and (iii) regional brands that we own. Our private label customers primarily include mass merchandisers, grocery chains, farm and fleet companies and pet specialty stores. We refer to each of these customer types as a channel. Our co-manufacturing customers include the top five global brand pet food companies, for whom we produce, package and ship a portion of their pet food products. A majority of our regional brand sales are to the grocery and farm and fleet channels.

     We have been the primary supplier of private label dry pet food to WalMart Stores, Inc., or WalMart, since 1973 and have been a supplier to its Sam’s Club division since 1990. Collectively, we refer to them as Wal*Mart, Inc. We manufacture a wide variety of products for Wal*Mart, Inc., including the majority of its top selling private label pet food brands, Ol’ Roy and Special Kitty. Ol’ Roy is the number one selling brand of dry pet food in the United States by volume and will celebrate its 25th anniversary next year. Our net sales to Wal*Mart, Inc. accounted for 44%, 42% and 43% of our total net sales for fiscal 2002, 2003 and 2004, respectively.

     As the primary supplier of private label pet food to WalMart, we jointly developed a cost-effective and innovative logistic network designed to facilitate the delivery of our pet food to WalMart six days a week on WalMart’s trailers. The backhaul system of this network is designed such that, after a WalMart freight truck leaves the last store of a delivery run that begins at a WalMart distribution center, the truck drops the empty trailer at one of Doane’s 18 manufacturing and distribution facilities that service WalMart. At that point, a full load of Doane-manufactured pet food is loaded onto the trailer for delivery to WalMart. The backhaul system benefits both Doane and WalMart and solves logistical issues by reducing handling costs, minimizing freight and shipping costs, and maximizing inventory turns. Doane also provides a consumer hotline for WalMart’s Ol’ Roy and Special Kitty product lines and has a dedicated support staff to handle any logistic network issues related to pet food for WalMart. As a result, this jointly developed network yields cost savings for both Doane and WalMart.

     Doane Pet Care Company is a Delaware corporation incorporated in 1995. Our principal executive offices are located at 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027 and our telephone number is (615) 373-7774.

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

Recent Developments

     Impact of commodity price volatility. In fiscal 2003 and 2004, our domestic dry pet food commodity costs were significantly higher than in previous years. In this two-year run, we experienced unprecedented volatility and an increase in these costs exceeding $90 million compared to our fiscal 2002 costs. As a result, we reached cost-sharing arrangements with certain of our domestic customers such that, if these arrangements continue in their present form, we will effectively pass through to our domestic customers approximately half of future commodity movements, whether up or down. In addition, we implemented a broad price increase in January 2004 of approximately 7.5% to 9.5% followed by additional price increases in the second quarter of 2004 of approximately 6.0% to 8.0% for most of our domestic products. As a result of the new pricing and the cost-sharing strategy, the negative impact of commodities on our results of operations in fiscal 2004 was not as dramatic as it was in fiscal 2003, despite the continued increase in commodity costs.

     In late fiscal 2004, certain commodity costs began to recede. As commodity costs declined, our prices adjusted downward for our customers on a cost-sharing arrangement. The extent to which we otherwise lower our prices in 2005 depends on the stability of lower commodity costs and the overall marketplace conditions.

     Refinancing. In November 2004, we refinanced our previous senior credit facility by entering into a new senior credit facility with a syndicate of institutional investors, as lenders, and Credit Suisse First Boston, as administrative agent. The new senior credit facility provides for total commitments of $230.0 million, consisting of a $195.0 million term loan facility and a $35.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of stand-by letters of credit. We used $180.5 million of the proceeds to fully repay our previous senior credit facility and $5.9 million to pay related fees and expenses of the new senior credit facility. The refinancing replaced our previous senior credit facility, portions of which were scheduled to mature in fiscal 2005, lowered our debt service costs and increased our liquidity.

     Europe restructuring. In December 2004, we completed our European restructuring plan to consolidate our wet pet food operation in Vrä, Denmark into our facility in Esbjerg, Denmark and our recently expanded facility in Carat, Austria and to reorganize certain of our European subsidiaries to more efficiently manage our foreign operations and reduce selling, general and administrative expenses. In conjunction with these restructuring efforts, we recognized $5.3 million of asset impairments in the fourth quarter of fiscal 2003 and $7.0 million of other operating expenses during fiscal 2004 for severance, equipment installation and manufacturing inefficiencies during the transition period. We anticipate this project will result in labor and administrative cost savings and other operating efficiencies of approximately $4 million on an annual basis.

Products and Services

     We provide our customers with comprehensive pet food category management services designed to expand each customer’s pet food product lines and to improve the category’s profitability. Category management services include:

•	product development services;

•	packaging design services; and

•	pricing and marketing strategy services in connection with our customers’ store brand programs.

     Our store brand programs involve the formulation and supply of a wide variety of high quality pet food products, including dry, semi-moist, soft dry, soft treats and dog biscuits in the United States as well as dry and wet products in Europe. We believe that these products are comparable in quality to competing nationally advertised brand pet food products and we offer them at a lower price. For our nationally advertised brand customers, we manufacture pet food products to meet those customers’ specifications and quality standards. Our regional brands are generally economically priced and marketed by our customers as a complement to their other pet food offerings.

     In the United States, we manufacture dry pet food under approximately 200 store brands, including Dura Life, Maxximum Nutrition, NutriCare, Ol’ Roy, Pet Pride, PMI-Nutrition, Retriever, Special Kitty and Sportsmans Choice. Our regional brands, which include Country Prime, Kozy Kitten and TrailBlazer, allow our customers to broaden their product offerings. We also offer our Bonkers and Pet Lovers brand treats to retailers. In Europe, we manufacture pet food under a variety of store brands.

     A description of each of our product lines is set forth below:

•	Dry pet food (71% of our fiscal 2004 net sales). We are the second largest manufacturer of dry pet food in the United States. We produce, market and distribute a wide selection of high quality dry pet food products, predominately for dogs and cats. Our dry pet food product lines include high protein, premium-blended, puppy food, gravy style and super premium meat inclusion products for dogs, and regular and blended products for cats.

•	Wet, semi-moist and all other (21% of our fiscal 2004 net sales). These products are distinguishable from dry pet food based on their higher moisture level content, the technology used to manufacture such products and their higher packaging costs. Europe has a much stronger market for wet products than the United States. To meet this demand, we manufacture and sell wet products throughout Europe, including chunks and gravy, pâté and loaf, and packages, such as cans, alucups and pouches.

•	Biscuits and treats (8% of our fiscal 2004 net sales). We are a leading global manufacturer of dog biscuits and a manufacturer of soft treats. The manufacturing process for dog biscuits primarily involves baking, whereas, manufacturing of dry pet food involves extrusion.

     In addition to manufacturing pet food products, we maintain an in-house engineering services group. This group designs and builds extruders, conveyors, dryers and other parts and equipment, including replacement parts, for our pet food manufacturing facilities and, to a lesser extent, for third parties. The engineering services group maintains repair staff that service and repair machinery and equipment at our manufacturing facilities, giving us the ability to make timely repairs and reduce downtime. Our in-house engineers generally design and supervise plant construction, thereby reducing plant construction costs and resulting in consistency in manufacturing processes and quality control. We believe our engineering services group provides us with services at a lower cost and more timely and efficiently than we could obtain from third parties.

Seasonality

     Our sales are moderately seasonal. We normally experience an increase in net sales during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.

Marketing

     We believe our success depends upon our ability to partner with our customers and create brands and products that their consumers’ believe their pets will love. It also depends on the ability of our people, together with our customers, to find new and appealing ways to deliver those brands to pet-owning consumers everywhere. Our marketing approach emphasizes fundamental consumer, pet, brand and category research, which we leverage to build successful brand programs. Our team of experienced marketing professionals provides consumer and category trend analysis, category and shelf management expertise, product development direction, packaging design and promotional planning to drive profitable growth for our customers’ brands and our company.

Sales and Distribution

     Our sales team works directly with current and prospective customers, including mass merchandisers, membership clubs, farm and fleet stores, pet specialty stores and grocery chains. We also use independent food brokers to sell our products. We generate new business, in part, through the expansion of our product lines and the development of new marketing programs to existing customers.

     As described earlier, we jointly developed a cost effective and innovative logistic network with WalMart to facilitate the delivery of our pet food to WalMart six days a week on WalMart’s trailers. In addition, we distribute a substantial amount of our products to other customers utilizing their transportation networks. We are a just-in-time supplier to several of our largest customers who choose to maintain trailers at our manufacturing and distribution facilities. Proximity to certain of our customers’ distribution centers and retail locations is a key consideration in deciding the location of our manufacturing and distribution facilities and, we believe, is a significant competitive advantage. Our customers’ trailers can be loaded for shipment either directly to individual stores or to their own distribution centers. Those customers that have products shipped directly from our manufacturing and distribution facilities to their retail stores are able to reduce their inventory, freight and handling costs by avoiding shipment to their own distribution centers. Like WalMart, those customers that use their own transportation fleet are able to utilize their trucks that would otherwise be empty to backhaul a load of pet food on return to their distribution center or directly to another retail store.

     For customers that do not utilize their own transportation fleet, we provide transportation on a contract basis through common carriers. We do not own or operate any transportation equipment.

     We provide vendor-managed inventory fulfillment services for our customers. We offer the ability to communicate on-line with our customers’ inventory management systems, evaluate their inventory levels and place orders on their behalf to meet their just-in-time inventory supply requirements and manage their inventory levels. We believe this provides our customers with a significant competitive advantage, which includes shorter lead-time requirements, higher inventory turns, reduced out-of-stock positions and fresh product for their customers.

Customers

     We manufacture pet food products for approximately 550 customers globally. Our store brand customers in the United States include mass merchandisers such as Wal*Mart, Inc., pet specialty stores such as PETsMART, grocery chains such as Food Lion, Kroger, Royal Ahold and Safeway, and farm and fleet stores such as Tractor Supply, Mid-States and Land O’ Lakes Purina Feeds. Net sales to Wal*Mart, Inc. accounted for 44%, 42% and 43% of our total net sales for fiscal 2002, 2003 and 2004, respectively. In addition, we manufacture products for many of the largest nationally advertised brand pet food companies in the United States. Our European customer base is similar to the United States. We sell to over 180 customers in Europe, including many of the leading retailers and farm and fleet outlets, and to a lesser extent, pet specialty stores. In addition, we manufacture products in Europe for several global brand pet food companies. Globally, we sell to customers in approximately 40 countries.

Competition

     The pet food industry is highly competitive. The companies that produce and market the major nationally advertised brand pet foods are national or international conglomerates that are substantially larger than us and possess significantly greater financial and marketing resources. Our store brand pet food products compete for shelf space with nationally advertised brand pet food products on the basis of quality and retail price. In addition, certain nationally advertised brand companies also manufacture store brands. Nationally advertised brand products compete principally through advertising to create brand awareness and loyalty. We experience some price competition from nationally advertised brand products. Significant price competition from nationally advertised brand products or considerably increased store brand presence by the nationally advertised brand manufacturers could adversely affect our operating results and cash flows. We also compete with regional brand manufacturers and regional store brand manufacturers.

     We believe we differentiate our company from the nationally advertised brand pet food manufacturers by offering comparable, lower-priced products tailored to each retailer’s needs. This provides retailers with the opportunity to increase pet food category profitability and provides a destination purchase item in this important consumer category. In addition, we believe we differentiate our company from other store brand pet food manufacturers by offering higher quality products and national production and distribution capabilities.

Raw Materials and Packaging

      The principal ingredients required for our dry manufacturing operations in the United States and Europe are bulk commodity grains and food stocks, including corn, soybean meal, wheat, rice, flour, wheat middling, poultry meal, meat and bone meal, corn gluten meal, tallow and poultry fat. We purchase ingredients from large national commodity companies and local grain cooperatives. The ingredient requirements of each of our manufacturing facilities are purchased locally when available and economically feasible due to the high freight costs of transporting bulk commodity products. As a result, ingredient costs may vary substantially among our manufacturing facilities due to the impact of local supply and demand and varying freight costs. Manufacturing of our wet food in Europe requires fresh or frozen pork, beef and poultry products which are purchased either from suppliers that aggregate and process meat by-products or directly from suppliers of meat by-products. Packaging, which includes bags, cartons, pouches, cans and alucups, is also a significant component of our material costs. We have several packaging suppliers in the United States and Europe. We generally do not maintain long-term contracts or agreements with any of our suppliers, except in our operations in Denmark where we utilize certain sole source suppliers for raw materials and packaging. We believe alternative suppliers of raw materials and packaging are readily available.

     Our pricing strategy is based on the costs of raw materials, packaging and certain other manufacturing costs plus a conversion charge, which includes a profit factor. We periodically adjust our selling prices based on fluctuations in raw material, packaging and other manufacturing costs. Future selling price increases may not be acceptable to our customers in the event of increased material costs. See the section on risks related to our business operations and the section in Item 7 on inflation and changes in prices.

     We have cost-sharing arrangements with certain of our domestic customers to reduce the impact of volatile commodity costs on our domestic business. If these arrangements continue in their present form, we will effectively pass through to our domestic customers approximately half of future commodity movements, whether up or down. Because we generally do not have long-term contracts with our customers, our cost-sharing arrangements could change.

     We are exposed to market risk related to changes in commodity prices. We may seek to manage commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal and alternative protein purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. See Item 7A.

Research and Development

     We continuously strive to develop new and improved pet food products and manufacturing processes. Our research and development department includes a full-time staff of food technologists, chemists and companion animal nutritionists, a central laboratory with chemists and microbiologists for research and development, and quality control laboratories at each of our manufacturing facilities. Our research and development team formulates new recipes comprised of ingredients fortified with vitamins and minerals, and tests the nutritional content of new products. We exclusively use USDA licensed and inspected independent commercial kennels and catteries meeting our strict animal care and welfare standards for comparison feeding tests with nationally advertised brand products to assure comparable digestibility and palatability and to substantiate the nutritional claims of new products.

Quality Assurance

     We maintain a comprehensive program for qualifying new vendors, testing raw materials for nutritional adequacy and screening to detect the presence of mycotoxins and other harmful substances. We continuously test pet food production at each of our manufacturing facilities by analyzing finished pet food product against specifications, formula and regulatory requirements. Packaging is inspected for print quality, proper dimensions, construction and compliance with labeling regulations.

Environmental and Safety Matters

     We are subject to a broad range of federal, state, local and foreign environmental laws and regulations, including those governing discharges into the air, soil and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes, and the investigation or remediation of contamination arising from spills and releases. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, permit revocation and modification, performance of investigatory or remedial activities, as well as, in certain instances, the issuance of injunctions that may limit or prohibit our operations. Environmental laws and regulations have changed substantially over the years and we believe the trend of more strict and expansive environmental laws and regulations will continue. We have not experienced any material adverse effect on our capital expenditures, earnings and competitive position from compliance with applicable environmental, safety and public health laws. Although we believe we are in substantial compliance with these environmental requirements, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.

     Our U.S. operations involve the current use of aboveground storage tanks and below ground sumps and, in the past, has involved use of regulated underground storage tanks. Under applicable laws and regulations, we are responsible for the proper use, maintenance and abandonment of regulated storage tanks that we own or operate and for remediation of soils, groundwater and surface water impacted by releases from such existing or abandoned aboveground or underground storage tanks and below ground sumps.

     Our U.S. operations are also subject to laws and regulations governing remediation, recycling and disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA or the “Superfund” law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility where a hazardous substance release occurred and companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, such persons may be subject to strict, joint and several liability for the costs of environmental response measures and natural resource damages, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We also generate wastes that are subject to the federal Resource Conservation and Recovery Act, also known as RCRA, and comparable state statutes. The U.S. Environmental Protection Agency, or EPA, and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes and any future changes to such methods that are more rigorous or restrictive can increase the operating and disposal requirements incurred by us as well as by the industry in general. In the past, nearby industries have suffered releases of hazardous substances to the environment that are the subject of CERCLA investigations. It is possible that these neighboring environmental activities may have impacted some of our properties. We have not been advised, nor do we expect to be advised, by any environmental agency that we are considered a potentially responsible party for the neighboring environmental conditions, and we have no reason to believe that such conditions would have a material adverse effect on our company. On August 17, 2004, the EPA issued to us an information request regarding the use of any tetrachloroethylene, trichloroethylene, or Freon 11 or 12 at our San Bernardino, California facility. We responded to the EPA in November 2004 and have not received any follow-up correspondence from the agency on this matter since that time.

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

     Our U.S. operations are also subject to the federal Clean Water Act and analogous state laws relating to the discharge of pollutants into state and federal waters. These laws also regulate the discharge of stormwater in process areas. Local sewerage authorities have established regulations governing connections to and discharges into their sewer systems and treatment plants. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits at a number of our facilities for the discharge of our wastewater and stormwater and develop and implement spill prevention control and countermeasure plans, also referred to as SPCC plans, in connection with on-site storage of greater than threshold quantities of oil. In July 2002, the EPA issued a revised SPCC rule, whereby SPCC plans are subject to more rigorous review and certification procedures. The implementation date of this rule has been extended by the EPA. Under the current EPA deadlines, SPCC plans must be amended, if necessary to ensure compliance, by no later than February 17, 2006 and any such amended plans must be implemented by no later than August 18, 2006. Compliance with this rule will require us to update and implement amended SPCC plans at a number of our facilities where the plans are required. As part of the regular overall evaluation of our ongoing operations, we are updating the stormwater discharge permitting coverage at certain of our facilities. Moreover, from time to time, we are required to make capital improvements or make certain operational upgrades at certain of our facilities to assure compliance with regulatory and permit conditions relating to our wastewaters discharged offsite as well as our other operating activities. Failure to comply with these laws, regulations and permit conditions may result in the imposition of administrative, civil and criminal penalties. We believe that our operations are in substantial compliance with the Clean Water Act and analogous state and local requirements, and that the implementation of amended SPCC plans and the installation of any wastewater discharge capital improvements will not have a material adverse effect on our operations or financial condition.

     Our U.S. operations are subject to federal, state and local requirements pertaining to air emissions. We have been required from time to time to install air emission control or odor control devices to satisfy applicable air requirements. It is possible that in the future, additional air emission or odor control devices may be required to be installed at facilities of ours as deemed necessary to satisfy existing or future requirements.

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

     Our facilities outside of the United States are potentially subject to similar foreign governmental controls and restrictions pertaining to the environment, safety, and public health. Among the controls and restrictions imposed on our facilities outside of the United States are requirements for obtaining necessary environmental permits, cleanup of subsurface conditions beneath our facilities arising from primarily historical operations, control of odors resulting from our operations, limitation of pollutants that are contained in wastewater effluent discharged or otherwise transported from our facilities, and development and implementation or upgrading of environmental management systems at our facilities to assure compliance with applicable laws and regulations.

     We believe our U.S. and foreign operations are in compliance in all material respects with applicable current environmental, safety and public health laws and regulations; however, those laws and regulations may change in the future and we may incur significant costs in the future to comply with those laws and regulations or in connection with the effect of these matters on our business.

Trademarks

     Certain of our brands are protected by trademark registrations in the United States and in certain foreign markets. We believe our registered trademarks are adequate to protect such brand names.

Employees

     As of March 15, 2005, our global workforce consisted of 2,392 employees. We had 1,587 employees in the United States and 805 employees in Europe, comprised of 692 management and administrative personnel and 1,700 manufacturing personnel. We have 366 employees represented by labor unions at seven of our U.S. facilities. A collective bargaining agreement with the Joplin, Missouri facility covered 98 employees as of March 15, 2005 and expires on February 4, 2006. A collective bargaining agreement with the Muscatine, Iowa facility covered 43 employees as of March 15, 2005 and expires on June 30, 2006. A collective bargaining agreement with the Hillburn, New York facility covered 13 employees as of March 15, 2005 and expires on May 1, 2007. A collective bargaining agreement with the Portland, Indiana facility covered 51 employees as of March 15, 2005 and expires on July 22, 2007. A collective bargaining agreement with the Birmingham, Alabama facility covered 75 employees as of March 15, 2005 and expires on July 20, 2008. The employees at our Allentown, Pennsylvania and Miami, Oklahoma facilities have recently voted to be represented by a union. In June 2004, we began negotiating a collective bargaining agreement at the Allentown, Pennsylvania facility which would cover approximately 32 employees. In January 2005, we began negotiating a collective bargaining agreement at the Miami, Oklahoma facility, which would cover approximately 54 employees. We consider relations with our employees to be satisfactory.

Foreign Operations

     See Note 18 to our accompanying audited consolidated financial statements included herein for geographical segment data related to our foreign operations.

Forward-Looking Statements

     Certain of the statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “assume,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to:

•	reliance on a few customers for a large portion of our sales and our ability to maintain our relationships with these customers;

•	our exposure to, and our ability to manage, market risk relating to commodity and natural gas prices, interest rates and foreign currency exchange rates;

•	future capital expenditures and our ability to finance these capital expenditures;

•	our ability to finance our debt service requirements under our senior credit facility and other indebtedness and to comply with the financial covenants under our debt agreements;

•	our future results of operations or financial condition;

•	our business strategies and other plans and objectives for future operations;

•	general economic and business conditions;

•	business opportunities that may be presented to and pursued by us from time to time;

•	risks related to our international operations;

•	the impact of existing or new accounting pronouncements; and

•	the outcome of any legal proceedings to which we or any of our subsidiaries may be a party.

     These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. Factors that could cause results to differ materially include without limitation: decreases or changes in demand for our products, changes in market trends, general competitive pressures from existing and new competitors, price volatility of commodities, natural gas, other raw materials and packaging, future investment returns on our pension plans, changes in laws and regulations, adverse changes in operating performance, adverse economic conditions and other factors described in the risk factors section below.

     We undertake no obligation to revise our forward-looking statements to reflect any future events or circumstances. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Risk Factors

Risks Relating to Our Indebtedness

We have up to $543.0 million in debt and redemption obligations that mature in 2007 that we may be required to refinance rather than repay, and we may not find sources of capital to refinance on terms acceptable to us or at all.

     We have up to $543.0 million in debt and redemption obligations that mature in 2007. As of the end of fiscal 2004, these obligations consisted of outstanding amounts of $194.5 million principal amount (out of a total availability of $230 million) under our senior credit facility due the earlier of November 5, 2009 or 91 days prior to the maturity of the senior subordinated notes due May 15, 2007 (as may be refinanced, extended or renewed), $149.1 million principal amount (accreting to $150 million principal amount) of senior subordinated notes, $110.9 million of current redemption value (with a scheduled redemption value of $160.8 million) related to our senior preferred stock with a scheduled redemption of September 30, 2007 and $2.2 million of principal payments due in 2007 on other debt. We may be required to refinance rather than repay all or a portion of the principal amount of these obligations as they mature. We may not find sources of capital to refinance on terms acceptable to us or at all.

Our senior notes mature after all of our other material obligations and the repayment of such obligations could adversely affect our ability to satisfy our obligations under our senior notes.

     As of the end of fiscal 2004, we had outstanding $211.1 million principal amount (accreting to $213.0 million principal amount) of senior notes due March 1, 2010. These senior notes mature after the maturity of all of our other material obligations. Consequently, our payment of these other obligations may make it more difficult for us to pay interest due on our senior notes or to repay the outstanding principal on our senior notes at maturity in 2010. In addition, all of the subsidiary guarantors of our senior credit facility and our senior notes are also guarantors of our senior subordinated notes. Accordingly, if we fail to pay these obligations at maturity, these subsidiary guarantors would be required to satisfy our payment obligation, making it more difficult for the guarantors to satisfy any obligations under their guarantees of our senior notes.

Our senior subordinated notes mature after our senior credit facility and if we are unable to satisfy our obligations under or refinance the senior credit facility, we would not have sufficient funds to satisfy our obligations under the senior subordinated notes.

     As of the end of fiscal 2004, we had outstanding $194.5 million principal amount under our senior credit facility due the earlier of November 5, 2009 or 91 days prior to the maturity of the senior subordinated notes due May 15, 2007 (as may be refinanced, extended or renewed), unless terminated sooner upon an event of default. Consequently, our payment of obligations under our senior credit facility may make it more difficult for us to pay interest due on our senior subordinated notes or to repay the outstanding principal on our senior subordinated notes at maturity in 2007. In addition, if we are unable to satisfy the obligations under our senior credit facility, we would be in default under such facility, allowing the lenders to accelerate the outstanding debt. If such an event occurs or appears likely to occur, there can be no assurance that we would be able to make necessary payments to such lenders or that we would be able to refinance with such lenders or find alternative financing to prevent such an occurrence. Even if we were able to refinance or obtain alternative financing, there can be no assurance that it would be on terms that are acceptable. If we are unable to satisfy our obligations under, refinance or find alternative financing to satisfy our obligations under the senior credit facility, we would not have sufficient funds to satisfy our obligations under the senior subordinated notes.

Our level of indebtedness could negatively impact our financial condition, results of operations and business prospects and prevent us from fulfilling our debt service obligations.

     As of the end of fiscal 2004, we had $690.2 million of indebtedness outstanding. The principal amounts due under this indebtedness at the respective maturity dates include $213.0 million of senior notes, $194.5 million under our senior credit facility, $150.0 million of senior subordinated notes, $15.0 million of industrial development revenue bonds and $14.5 million of foreign debt. In addition, we had $110.9 million of current redemption value, excluding future dividends, related to our senior preferred stock. Our principal sources of liquidity as of the end of fiscal 2004 consisted of working capital of $54.0 million, including cash of $28.8 million, and $29.7 million of availability out of a total availability of $35.0 million under the revolving credit facility portion of our senior credit facility. We are permitted to incur additional indebtedness in the future if we meet certain requirements in our senior credit facility and the indentures governing our senior notes and senior subordinated notes. Our ability to meet future debt service obligations is dependent upon our future performance, which is subject to general economic conditions and to financial, business and other factors affecting our operations, many of which are beyond our control.

     Our level of indebtedness could have important consequences to our operations, including:

•	making it more difficult for us to satisfy our debt service obligations which, if we fail to comply with the requirements of any of our debt, could result in an event of default;

•	requiring us to dedicate a substantial portion of our cash flow from operations to make repayments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures, acquisitions and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making us vulnerable to fluctuations in interest rates because indebtedness under our senior credit facility is subject to variable interest rates;

•	detracting from our ability to successfully withstand a downturn in our business or the general economy; and

•	placing us at a competitive disadvantage against other less leveraged competitors.

     Our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial tests which, if violated, could place us in default, and our lenders could then accelerate our debt and prohibit us from borrowing additional funds from this facility to meet our liquidity needs.

     Our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, such as prevailing economic, financial or industry conditions, and we may not be able to meet these ratios or tests. We have experienced difficulty in the past satisfying the financial covenants in our previous senior credit facility and have either negotiated amendments or obtained waivers from our previous lenders for fiscal 2000, 2001 and 2003. If we violate the financial covenants and are unable to negotiate amendments or obtain waivers from our current lenders, we could be in default and our lenders may accelerate our debt, and we would not be able to draw upon additional availability under our senior credit facility to meet our liquidity needs. We were in compliance with the financial covenants in our senior credit facility as of the end of fiscal 2004.

Our debt agreements limit certain business activities and could have a material adverse effect on our operations.

     Our senior credit facility and the indentures governing our senior notes and senior subordinated notes limit our ability to take a number of actions that we may otherwise desire to take, including:

•	incurring additional indebtedness;

•	incurring liens;

•	paying dividends or making other restricted payments;

•	selling assets;

•	entering into transactions with affiliates;

•	merging or consolidating with any other entity;

•	disposing of substantially all of our assets; or

•	entering into certain lines of business.

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

     In addition, an event of default under one of these debt agreements may affect other debt agreements that contain cross-acceleration or cross-default provisions, causing obligations under the other agreements to be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing. Even if we were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

Our senior notes and the related guarantees are effectively subordinated to all of our secured debt, including the debt under our senior credit facility, and if a default occurs, we may not have sufficient funds to fulfill our obligations under our senior notes.

     Our senior notes and the related guarantees are general unsecured obligations that are effectively subordinated to all of our senior secured debt as well as any secured debt of our subsidiary guarantors to the extent of the value of the assets securing that debt. We have pledged substantially all of our assets as collateral to secure our indebtedness under our senior credit facility. As of the end of fiscal 2004, we had secured indebtedness in the principal amount of $194.5 million under our senior credit facility to which our senior notes and the related guarantees would have been effectively subordinated as a result of liens granted by us. We also have secured indebtedness in the principal amounts of $15.0 million under our industrial development revenue bonds and $14.5 million of foreign debt. We and our subsidiary guarantors may also incur additional secured indebtedness in the future.

     In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure our secured indebtedness will be available, if at all, to pay obligations on our senior notes only after all secured indebtedness has been repaid in full from those assets. Likewise, because our obligations under our senior credit facility are secured obligations, our failure to comply with the terms of our senior credit facility would entitle those lenders to foreclose on substantially all of our assets that serve as collateral. In this event, these lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, including holders of our senior notes. Holders of our senior notes will share in our remaining assets, if any, ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as our senior notes, and potentially with all of our other general creditors. There may not be sufficient assets remaining to pay amounts due on any or all of our senior notes then outstanding. The guarantees of our senior notes will similarly be subordinated to secured indebtedness of the guarantors.

Our senior subordinated notes and the related guarantees of these notes are subordinated in right of payment to all of our existing and future senior indebtedness.

     Our senior subordinated notes and the related guarantees of these notes are general unsecured obligations and subordinated in the right of payment to all of our existing and future senior indebtedness, including all indebtedness under our senior credit facility and senior notes. As of the end of fiscal 2004, we had senior indebtedness in the principal amounts of $213.0 million of senior notes and $194.5 million under our senior credit facility as well as secured indebtedness in the principal amounts of $15.0 million under our industrial development revenue bonds and $14.5 million of foreign debt. As a result of the subordination, the holders of any senior indebtedness must be paid in full before the holders of our senior subordinated notes in the event of the insolvency, liquidation, reorganization, dissolution or other winding-up of our company or upon a default in payment with respect to, or the acceleration of, any senior indebtedness. If we incur any additional indebtedness that is on an equal basis with the senior subordinated notes, the holders of that debt would be entitled to share on an equal basis with the holders of our senior subordinated notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our company. This may have the effect of reducing the amount of proceeds paid to holders of our senior subordinated notes. In addition, we cannot make cash payments with respect to our senior subordinated notes during a payment default with respect to senior indebtedness and, under certain circumstances, no payments may be made with respect to the principal of, and premium, if any, on our senior subordinated notes for a period of up to 179 days if a non-payment default exists with respect to designated senior indebtedness.

Our senior notes and senior subordinated notes are structurally subordinated to all indebtedness of our subsidiaries that are not guarantors of the applicable notes.

     Holders of our senior notes and senior subordinated notes will not have any claim as a creditor against our subsidiaries that are not guarantors of the applicable notes, and indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to these holders’ claims against the assets of those subsidiaries. All obligations owed by our non-guarantor subsidiaries would have to be satisfied before any of the assets of these subsidiaries would be available for distribution, upon liquidation or otherwise, to us or a subsidiary that is a guarantor of our senior notes or senior subordinated notes. Our non-guarantor subsidiaries are currently the same for both our senior notes and senior subordinated notes. Our non-guarantor subsidiaries represented 27.4% of our consolidated net sales and 12.3% of our consolidated income from operations in fiscal 2004. As of the end of fiscal 2004, our non-guarantor subsidiaries represented, after eliminations, 38.3% of our consolidated assets and had $80.0 million of liabilities. The liabilities exclude $152.8 million of intercompany obligations owed to our guarantor subsidiaries. These non-guarantor subsidiaries may incur additional indebtedness in the future.

If a transaction constitutes a change of control that would obligate us to offer to repurchase our senior notes, senior subordinated notes or senior preferred stock, we may not be able to satisfy our obligation to repurchase these securities.

     Upon the occurrence of certain change of control events, holders of our senior notes, senior subordinated notes and senior preferred stock may require us to offer to repurchase all or part of their securities. However, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness and transactions that do not involve a sufficient change in voting power or beneficial ownership, would not constitute a “change of control.” If a transaction constitutes a change of control, we may not have sufficient funds at the time of the change of control to make these required repurchases. Additionally, restrictions in our senior credit facility may not allow such repurchases and certain events that would constitute a change of control as defined in the indentures of our senior notes and senior subordinated notes or the certificate of designations of our senior preferred stock would constitute an event of default under our senior credit facility. That event would, if it should occur, permit the lenders to accelerate the debt outstanding under our senior credit facility and that, in turn, would cause an event of default under the indentures of our senior notes and senior subordinated notes.

     The source of funds for any repurchase required as a result of any change of control will be our available cash or cash generated from our operations or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. We may not have sufficient available funds at the time of any change of control to make any required repurchases of our senior notes, senior subordinated notes or senior preferred stock tendered and to repay debt under our senior credit facility. Furthermore, using available cash to fund the potential consequences of a change of control may impair our ability to obtain additional financing in the future. Any future credit agreements or other debt agreements to which we may become a party will most likely contain similar restrictions on our ability to repurchase our senior notes, senior subordinated notes and senior preferred stock upon a change of control.

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

•	was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, indebtedness beyond its ability to pay such debts as they would mature.

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

     The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

     A court may apply a different standard in making these determinations.

Risks Relating to Our Business Operations

One of our customers accounts for a substantial portion of our revenue and the loss of this customer, or a significant decrease or change in business with this customer, would have a material adverse effect on our results of operations and reduce our ability to service our debt obligations.

     Net sales to Wal*Mart, Inc. accounted for 44%, 42% and 43% of our total net sales for fiscal 2002, 2003 and 2004, respectively. We do not have a long-term contract with Wal*Mart, Inc. The loss of Wal*Mart, Inc. as a customer, or a significant decrease or change in business from Wal*Mart, Inc., would have a material adverse effect on our results of operations, financial condition and cash flows. In addition, our results of operations and ability to service our debt obligations would be negatively impacted to the extent that Wal*Mart, Inc. is unable to make payments or does not make timely payments on outstanding accounts receivable with us.

We rely on a small number of customers, certain of which are able to make greater demands of us.

     We rely on a small number of customers to generate a substantial portion of our net sales. As a result of the leading market positions of many of our customers, they are able to exert pressure on us with respect to pricing, promotions, new product introductions and other services that may affect our results of operations. For our private label and co-manufactured customers, we rely on the strength of brands not owned by us and on the willingness of the owners of such brands to promote them to increase sales volume. Our net sales and results of operations may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

Increases in raw materials, packaging and natural gas costs and volatility in the commodity markets has in the past and may in the future adversely affect our results of operations.

     Our financial results depend to a large extent on the costs of raw materials, packaging and natural gas and our ability to pass through increases in these costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in the pricing of natural gas, which affects our manufacturing costs.

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

     Our results of operations have in the past been adversely affected by volatility in the commodity and natural gas markets and our results of operations may be adversely affected in the future by this volatility. See Item 7A.

The use of commodity derivative instruments may expose us to increased risk of market fluctuations in commodity prices and may reduce our flexibility in managing fluctuations in the costs of raw materials, which may adversely affect our results of operations.

     We may seek to manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. Although we may seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and they may be adversely affected by these fluctuations in the future.

     The use of commodity derivative instruments under SFAS 133 has adversely affected our results of operations in the past due to the volatility of commodity prices and may adversely affect our results of operations in the future. As of the end of fiscal 2004, we had open commodity contracts with a fair value gain of $0.2 million. See Item 7A.

     The use of certain commodity contracts reduces our ability to take advantage of short-term reductions in raw material costs. If one or more of our competitors is able to reduce their costs by taking advantage of any reductions in raw material costs, we may face pricing pressures from these competitors and may be forced to reduce our selling prices or face a decline in sales volumes, either of which could have a material adverse effect on our business, results of operations and financial condition.

Restrictions imposed in reaction to outbreaks of “mad cow disease,” “bird flu,” “foot-and-mouth disease” or other animal diseases could adversely impact the cost and availability of our raw materials.

     In late 2000, the cost of our raw materials was impacted by the publicity surrounding bovine spongiform encephalopathy, or BSE, in Europe. BSE is also known as “mad cow disease” and is a terminal brain disease of cattle. In the second quarter of fiscal 2003, the first North American case of BSE was discovered in Canada. A second BSE case, also traceable to Canadian origin, was subsequently discovered in the United States in the fourth quarter of fiscal 2003. As a result of extensive global publicity and trade restrictions imposed to provide safeguards against the disease, the cost of alternative sources for our raw material proteins, such as soybeans and pork meat and bone meal, increased significantly in late fiscal 2000 and again in the first quarter of fiscal 2004.

     In fiscal 2001, there was an outbreak of foot-and-mouth disease, or FMD, in Europe. FMD affects animals with cloven hooves, such as cattle, swine, sheep, goats and deer. While FMD is not considered a threat to humans, people who come in contact with the virus can spread it to animals.

     In early fiscal 2004, the first case in 20 years of highly pathogenic Avian Influenza, or HPAI, was detected in the United States. The U.S. HPAI virus, while classified as highly virulent to birds, has not been shown to affect humans and is not related to the highly publicized strain of the Asian HPAI virus that spread to 10 Asian countries and killed over 20 people and several domestic cats reportedly exposed to infected poultry. There is no risk of HPAI disease transmission by pet food as ingredient rendering and pet food cooking processes destroy both strains of the HPAI virus.

     If BSE, FMD or HPAI impacts the availability of our raw materials, we may be required to locate alternative sources for our raw materials. We can give no assurance that those sources would be available to sustain our sales volumes or that these alternative sources would not be more costly. If outbreaks of BSE, FMD or HPAI, or the resulting regulation or publicity, impacts the cost of our raw materials, or the cost of alternative raw materials compared to current costs, we may be required to increase the selling price for our products to avoid margin deterioration. We can give no assurance of the timing or extent of our ability to implement future price increases in the event of higher costs or of whether any such price adjustments implemented by us may affect future sales volumes to our customers.

Our acquisition activities, including integration, operation and management of these businesses, may not be successful or may subject us to losses.

     Any acquisition we may pursue could be based on identifying and acquiring businesses engaged in manufacturing and distributing pet food products in markets where we currently do not operate or businesses with products that would complement our product mix. Our lack of experience in new markets we may enter through future acquisitions could have an adverse effect on our results of operations and financial condition. Acquisitions may require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management time and resources, increases in administrative costs, potential loss of key employees of the acquired company and additional costs associated with debt or equity financing. Acquisitions may also result in losses associated with discontinued operations. For example, we recognized a net loss of $4.7 million in connection with our 2001 divestitures of our Perham, Minnesota facility and our Deep Run domestic wet pet food business, both of which we acquired in our 1998 Windy Hill acquisition. We also recognized asset impairments of $2.4 million in fiscal 2003 related to our 51% interest in Crona, which was divested in January 2004.

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

     Our operating results and financial condition could be adversely affected by acquisitions if any of the following were to occur:

•	the expected operating efficiencies from the acquisitions do not materialize;

•	we fail to successfully integrate the acquisitions into our existing operations; or

•	the cost of the acquisition integrations exceeds expectations.

The amount of goodwill, trademarks and other intangible assets we have recorded from our acquisitions may not be realized, which could have a material adverse effect on our results of operations.

     As of the end of fiscal 2004, we had $390.5 million of goodwill and trademarks and $10.1 million of intangible assets with estimable useful lives that were recorded from our acquisitions. These assets, which represented 44.4% of our consolidated total assets as of the end of fiscal 2004, may become impaired in the future. We completed our fiscal 2004 annual assessment of impairment related to goodwill and trademarks and determined no impairment was currently evident, but our results of operations in future periods could be materially, adversely affected if our goodwill and trademarks are determined to be impaired.

We face significant competition from national, regional and store brand manufacturers, many of whom are larger than we are and have significantly greater resources than we do.

     The pet food industry is highly competitive. The companies that produce and market the major nationally advertised brand pet foods are national or international conglomerates that are substantially larger than us and possess significantly greater financial and marketing resources than us. Our store brand pet food products compete for shelf space with nationally advertised brand pet food products on the basis of quality and price. In addition, certain nationally advertised brand manufacturers also manufacture store brands. Nationally advertised brand products compete principally through advertising to create brand awareness and loyalty. We experience direct and indirect price competition from nationally advertised brand products. To the extent significant price competition from nationally advertised brand products exists or the nationally advertised brand manufacturers significantly increase their store brand presence, our operating results and cash flows could be adversely affected. We also compete with regional brand manufacturers and other store brand manufacturers.

A portion of our revenues is derived from our European operations, which subject us to additional business, economic and political risks and could limit our ability to successfully carry out our business strategy.

     We operate a portion of our business and market products internationally. We have manufacturing facilities in Austria, Denmark, Spain and the United Kingdom. Globally, we sell to customers in approximately 40 countries. Our foreign subsidiaries had net sales of $288.0 million, or 27.4% of our consolidated net sales, with the majority of these sales in Europe. We are, therefore, subject to the risks customarily attributable to international operations and investment in foreign countries.

     We have foreign currency exposure relating to our business transactions in currencies other than the U.S. dollar. Our functional currencies other than the U.S. dollar include the Euro, Danish Krona and British Pound Sterling. The timing and extent of fluctuations in foreign currency exchange rates may have a material adverse effect on our operations due to the translations of the financial statements of our foreign subsidiaries. Our management of foreign currency exposure may not protect us from fluctuations in foreign currency exchange rates.

     Other risks include:

•	import and export license requirements;

•	trade restrictions;

•	foreign tax laws, tariffs, and other foreign laws and regulations;

•	limitation on repatriating earnings back to the United States;

•	difficulties in staffing and managing our European operations;

•	nationalization;

•	expropriation;

•	restrictive actions by local governments;

•	acts of terrorism;

•	war and civil disturbance; and

•	disruptions or delays in shipments.

     Any of these events could have a material adverse effect on our operations in foreign countries and an interruption of our international operations could have a material adverse effect on our results of operations and financial condition.

If we lose certain key personnel or are unable to hire additional qualified personnel, we may not be successful.

     Our success depends, in part, upon the continued services of our personnel involved in management, sales, manufacturing and distribution, and, in particular, upon the efforts and abilities of our executive management team. If we lose the service of any of the members of our executive management team, the loss could have a material adverse effect on our business, financial condition and results of operations. We do not have key person life insurance covering any of our employees. Our success also depends upon our ability to attract and retain highly qualified employees.

We are subject to extensive regulation and our compliance with existing or future laws and regulations or making any product recalls pursuant thereto could cause us to incur substantial expenditures.

     We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment, including those governing discharges into the air and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes and the remediation of contamination associated with releases of wastes or hazardous substances. Our U.S. operations are also subject to regulation by the Occupational Safety and Health Administration, the Food and Drug Administration, the Department of Agriculture and by various state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Our foreign operations are subject to similar environmental, safety and public health laws and regulations that are enforced by governmental agencies, such as the European Commissioner of Foods, which is the controlling body for public health of the European Union. The European Union is taking a much stronger role than the United States in both the regulation of raw materials for manufacturing and the labeling of pet food.

     Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to effect any product recalls. These matters may have a material adverse effect on our business. See the section above on environmental and safety matters.

The board of directors of Doane Pet Care Enterprises, Inc., our parent company, and our board of directors are controlled by certain stockholders and their interests may be different than those of our noteholders.

     Doane Pet Care Enterprises, Inc., our parent company, is a holding company with no operations. We are its sole operating subsidiary. In connection with our 1998 acquisition of Windy Hill, we, Summit/DPC Partners, L.P., Summit Capital, Inc., Chase Manhattan Investment Holdings, Inc. (predecessor to J.P. Morgan Partners (BHCA), L.P.) and an affiliate thereof, DLJ Merchant Banking Partners, L.P. and certain of its affiliates, all of Windy Hill’s former stockholders, and certain other stockholders of Doane Pet Care Enterprises, Inc. entered into an investors’ agreement. The investors’ agreement provides certain of these parties with board designation rights. Through their control of the boards of directors of Doane Pet Care Enterprises, Inc. and our company, these investors are able to control our policies, management and affairs and to effectively prevent or cause a change in our control. Each of our parent’s significant stockholders, together with its affiliates, has other business interests and activities in addition to its ownership interest in us. It is possible that the significant stockholders may exercise their control in ways that serve their individual interests but do not serve the best interests of our noteholders. It is also possible that conflicts or disagreements among the stockholders may make it difficult for us to take action important to the achievement of our goals.

We may be subject to work stoppages at our facilities or those of our principal customers or transportation companies with whom we do business, which could have a material adverse effect on the profitability of our business.

     A portion of our global work force is unionized. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could have a material adverse effect on us. Furthermore, our principal customers or transportation companies responsible for shipping our products may be impacted by strikes, work stoppages or other slowdowns staged by the unions representing employees of such customers or transportation companies. Any interruption in the delivery of our products could have a material adverse effect on us.

If the investments in our pension plans do not perform as expected, we may have to contribute additional amounts to the plans.

     We maintain a non-contributory inactive pension plan that was frozen in 1998 and an active pension plan that covered 42 union employees at one of our facilities as of the end of fiscal 2004. Due to an overall decline since fiscal 2000 in the market value of these plans’ assets and interest rates used in discounting benefit liabilities, the assets of our pension plans were $1.2 million less than the accumulated benefit obligations as of the end of fiscal 2004. Under federal law, we were not required to make any cash contributions to our inactive plan in fiscal 2002 through 2004 and do not expect to make any cash contributions in fiscal 2005. We were required to make contributions to our active plan in fiscal 2002 through 2004 of approximately $0.1 million each year and we expect to contribute approximately $0.1 million in fiscal 2005. However, if underperformance of the plans’ investments continues, we may be required in the future to contribute additional funds to ensure that the pension plans will be able to pay out benefits as scheduled. Such an increase in funding could result in a decrease in our available cash flow, which would limit our ability to fund our business activities or pay principal or interest on our debt.

ITEM 2 — Properties

     Our corporate headquarters are located in Brentwood, Tennessee. Our manufacturing and distribution facilities are generally located in rural areas in close proximity to our customers, raw materials and transportation networks, including rail transportation. We believe our broad number of strategically located facilities enhances our position as a low cost provider of pet food by reducing freight costs for raw materials and finished goods. Our rural locations also reduce land and labor costs. We believe we can construct new manufacturing facilities at a lower cost than competitors by using our engineering services group to design and construct most of the necessary manufacturing equipment.

     The following table shows our domestic and European manufacturing and distribution facilities:

Location	Principal products	Square footage

Domestic manufacturing and warehouse facilities:
Allentown, PA	Dry dog/cat food	70,000
Birmingham, AL	Dry dog/cat food	115,000
Butler, MO	Dry dog/cat food	57,000
Cartersville, GA	Dry dog/cat food	42,000
Clinton, OK	Dry dog/cat food	197,000
Delavan, WI	Semi-moist food; treats	55,000
Dexter, MO	Dry dog/cat food	70,000
Everson, PA	Dry dog/cat food	74,000
Hillburn, NY	Dog biscuits	95,000
Joplin, MO	Dry dog/cat food; dog biscuits	308,000
LeSueur, MN	Dry dog/cat food; dog biscuits	160,000
Manassas, VA	Dry dog/cat food	80,000
McKenzie, TN	Dry dog/cat food	90,000
Miami, OK	Dog and cat treats	76,000
Muscatine, IA	Dry dog/cat food	100,000
Orangeburg, SC	Dry dog/cat food	139,000
Portland, IN	Dry dog/cat food; dog biscuits	120,000
Pueblo, CO	Dry dog/cat food	125,000
San Bernardino, CA	Dry dog/cat food	169,000
Temple, TX	Dry dog/cat food	110,000
Tomah, WI	Dry dog/cat food	98,000
Tracy, CA	Dry dog/cat food	110,000
Washington Courthouse, OH	Dry dog/cat food; dog biscuits	190,000

Domestic distribution warehouses:
Johnstown, NY(1)	N/A	41,000
Ocala, FL	N/A	76,000

European manufacturing and warehouse facilities:
Carat, Austria	Wet dog/cat food	38,000
Esbjerg, Denmark	Wet dog/cat food; treats	487,000
Norwich, England(1)	Dry dog/cat food	81,000
Valladolid, Spain	Dry dog/cat food	112,000
Vejen, Denmark	Dry dog/cat food	151,000

Joint venture facility:
Milano, Italy	Dry dog/cat food	67,000

(1)	These facilities are leased. All other facilities are owned by us other than the joint venture facility.

ITEM 3 — Legal Proceedings

     In the ordinary course of business, we are party to litigation from time to time; however, we are not a party to any material pending legal proceedings that, if adversely determined, we believe would have a material adverse effect on our results of operations or financial condition.

ITEM 4 — Submissions of Matters to a Vote of Security Holders

     None.

PART II

ITEM 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     All of our common stock is owned by our parent, Doane Pet Care Enterprises, Inc. No established public trading market currently exists for our common stock.

Sales of Unregistered Equity Securities

     We did not sell any unregistered equity securities in fiscal 2004.

Dividends

     We did not declare any cash dividends on our common stock in fiscal 2003 and 2004 and we do not anticipate paying any cash dividends in the foreseeable future. We intend, instead, to retain any future earnings for reinvestment in our business or other corporate purposes. Any future determination as to the payment of dividends will be made at the discretion of our board of directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the board of directors deems relevant.

     Our ability to pay dividends is also restricted by our senior credit facility and the indentures governing our senior notes and senior subordinated notes.

Equity Compensation Plan Information

     Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity compensation plan.

ITEM 6 — Selected Financial Data

     The selected financial data presented below (except for volume of pet food sold data) was derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm. The selected data should be read in conjunction with the accompanying audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Saturday nearest to the end of December; and therefore, fiscal 2000, 2001, 2002, 2003 and 2004 ended on December 30, 2000, December 29, 2001, December 28, 2002, January 3, 2004 and January 1, 2005, respectively. Fiscal 2000 through 2002 and 2004 were each 52-week years and fiscal 2003 was a 53-week year. The tables presented below are in thousands.

	Fiscal
				2003
	2000(2)	2001 (3) (4)	2002	restated (1)	2004
Statement of income data:
Net sales	$875,761	$895,830	$887,333	$1,013,865	$1,051,241
Cost of goods sold	687,799	749,092	701,418	851,578	896,191

Gross profit	187,962	146,738	185,915	162,287	155,050

Operating expenses:
Promotion and distribution	51,929	58,241	52,445	57,616	56,805
Selling, general and administrative	50,863	47,945	48,712	52,015	51,861
Amortization (5)	12,779	13,743	4,583	4,989	4,313
Other operating expenses (6)	28,639	8,655	1,447	7,227	6,978

Income from operations	43,752	18,154	78,728	40,440	35,093

Interest expense, net	51,223	57,020	62,395	57,494	72,841
Debt extinguishments (7)	—	—	—	4,438	4,137
Other income, net	(1,732)	(757)	(724)	(1,156)	(1,417)

Income (loss) before income taxes	(5,739)	(38,109)	17,057	(20,336)	(40,468)

Income tax expense (benefit)	(854)	(16,171)	1,786	25,039	5,124

Net income (loss)	$(4,885)	$(21,938)	$15,271	$(45,375)	$(45,592)

	Fiscal
				2003
	2000 (2)	2001	2002	restated (1)	2004
Other data:
Cash flows provided by (used in) operating activities	$45,388	$(23,936)	$78,773	$55,663	$21,287
Cash flows provided by (used in) investing activities	(181,316)	1,466	(25,902)	(30,185)	(20,054)
Cash flows provided by (used in) financing activities	131,972	25,433	(51,731)	(4,572)	(1,829)
Depreciation and amortization	36,334	41,430	32,164	37,161	40,356
Capital expenditures (8)	35,347	17,316	24,348	28,062	18,856
Volume of pet food sold (thousands of U.S. tons):
North America	1,710	1,653	1,705	1,836	1,647
Europe	207	282	258	276	289

	End of fiscal
				2003
	2000 (2)	2001	2002	restated (1)	2004
Balance sheet data:
Working capital	$25,812	$46,995	$59,215	$41,704	$54,004
Total assets	907,062	836,545	870,667	885,914	901,906
Total debt (9)	573,165	587,823	554,020	574,046	690,184
Senior Preferred Stock (Redeemable)(9)	55,205	65,672	77,550	91,052	—
Stockholder’s equity	70,881	37,926	58,503	32,549	7,126

(1)	See Note 2 to our accompanying audited consolidated financial statements included herein for a discussion of the restatement. A summary of the adjustments and the effect of the restatement on previously issued fiscal 2003 selected financial data follows (in thousands):

	Fiscal 2003
	Previously
	reported	Adjustments	Restated
Statement of income data:
Net sales	$1,013,865	$—	$1,013,865
Cost of goods sold	851,578	—	851,578

Gross profit	162,287	—	162,287

Operating expenses:
Promotion and distribution	57,616	—	57,616
Selling, general and administrative	52,015	—	52,015
Amortization	4,989	—	4,989
Other operating expenses	7,227	—	7,227

Income from operations	40,440	—	40,440

Interest expense, net	58,845	(1,351)	57,494
Debt extinguishments	12,142	(7,704)	4,438
Other income, net	(1,156)	—	(1,156)

Income (loss) before income taxes	(29,391)	9,055	(20,336)

Income tax expense (benefit)	25,039	—	25,039

Net income (loss)	$(54,430)	$9,055	$(45,375)

	Fiscal 2003
	Previously
	reported	Adjustments	Restated
Other data:
Cash flows provided by operating activities	$55,663	$—	$55,663
Cash flows used in investing activities	(30,185)	—	(30,185)
Cash flows used in financing activities	(4,572)	—	(4,572)
Depreciation and amortization	37,161	—	37,161
Capital expenditures	28,062	—	28,062
Volume of pet food sold (thousands of U.S. tons):
North America	1,836	—	1,836
Europe	276	—	276

	Fiscal 2003
	Previously
	reported	Adjustments	Restated
Balance sheet data:
Working capital	$40,353	$1,351	$41,704
Total assets	885,914	—	885,914
Total debt	574,046	—	574,046
Senior Preferred Stock (Redeemable)	91,052	—	91,052
Stockholder’s equity	31,198	1,351	32,549

(2)	Results for fiscal 2000 include the results of our acquisition on May 10, 2000 of A/S Arovit Petfood, headquartered in Esbjerg, Denmark, for approximately $144.4 million and assumed indebtedness, net of cash, of approximately $11.8 million. Arovit manufactures and sells throughout Europe a full range of pet food products for dogs and cats, including wet, dry and treats, primarily through private label programs.

(3)	Results for fiscal 2001 include the results of two divestitures until the dates of sale: our Perham, Minnesota facility from the beginning of fiscal 2001 through April 27, 2001 and our Deep Run domestic wet pet food business from the beginning of fiscal 2001 through May 3, 2001.

(4)	Results for fiscal 2001 include $16.9 million of expenses associated with strategic initiatives that commenced in fiscal 2001 consisting of $6.7 million of other operating expenses related to the divestitures and $10.2 million of Project Focus expenses. The Project Focus expenses were classified as follows: (1) $0.3 million as a reduction in net sales; (2) $6.6 million as cost of goods sold; (3) $0.9 million as promotion and distribution expenses; (4) $0.4 million as selling, general and administrative expenses; and (5) $2.0 million as other operating expenses.

(5)	As of the beginning of fiscal 2002, we adopted SFAS 142 and ceased amortization of goodwill and trademarks. Net income (loss) for fiscal 2000 and 2001, as adjusted to give effect to the adoption of SFAS 142 as of the beginning of each such fiscal year, would have been $2.3 million and $14.3 million, respectively.

(6)	Other operating expenses of $28.6 million in fiscal 2000 include $22.3 million of restructuring costs and $6.3 million of transaction costs. The restructuring costs consist of $15.3 million of asset impairments, $3.5 million of severance and $3.5 million of other plant closing costs. The transaction costs consist of a $4.6 million loss on a foreign currency forward contract associated with the Arovit acquisition, $1.5 million of expenses for abandoned strategic initiatives and $0.2 million of miscellaneous transaction costs.

Other operating expenses of $8.7 million in fiscal 2001 include a $4.7 million net loss from the divestitures and $4.0 million of restructuring costs. The restructuring costs consist of $2.0 million of severance for the elimination of corporate positions following the divestitures, $1.0 million of severance for the elimination of corporate positions in the fourth quarter of fiscal 2001 and $1.0 million of asset impairments related to Project Focus and a U.S. plant closure.

Other operating expenses of $1.4 million in fiscal 2002 are transaction costs consisting of $0.8 million related to our postponed senior note offering and $0.6 million for an abandoned strategic initiative.

Other operating expenses of $7.2 million in fiscal 2003 are restructuring costs consisting of asset impairments of $5.3 million related to our European restructuring plan and $2.4 million related to the divestiture of our 51% interest in Crona, partially offset by $0.5 million of net positive revisions to estimates of previously accrued restructuring costs. See Note 14 to our accompanying audited consolidated financial statements included herein.

Other operating expenses of $7.0 million in fiscal 2004 include $7.3 million of restructuring costs, $0.6 million of income from litigation settlements and $0.3 million of other costs. Restructuring costs associated with our European restructuring plan include $3.2 million of severance, $2.5 million of equipment installation costs and $1.3 million for manufacturing inefficiencies. In addition, the Company had restructuring costs for asset impairments of $0.2 million primarily related to the closure of a U.S. distribution facility and $0.1 million of revisions to estimates of previously accrued restructuring costs. See Note 14 to our accompanying audited consolidated financial statements included herein.

(7)	Debt extinguishments of $4.4 million in fiscal 2003 consist of $4.1 million related to our refinancing in February 2003 and $0.3 million related to the write-off of a pro-rata portion of unamortized debt issuance costs for an optional prepayment we made on our previous senior credit facility. See Note 8 to our accompanying audited consolidated financial statements included herein.

Debt extinguishment of $4.1 million in fiscal 2004 relates to the write-off of unamortized debt issuance costs in connection with the November 2004 refinancing of our senior credit facility. See Note 8 to our accompanying audited consolidated financial statements included herein

(8)	Capital expenditures exclude payments for acquisitions.

(9)	Senior Preferred Stock (Redeemable) was reclassified to long-term debt as of the beginning of fiscal 2004 upon adoption of SFAS 150. See Note 3 to our accompanying audited consolidated financial statements included herein.

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion together with the accompanying audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. You are also urged to read the sections on forward-looking statements and risk factors in Item 1 for some of the factors that could cause our actual results to differ materially from those contained in any forward-looking statements in this discussion.

Restatement of Fiscal 2003

     During the preparation of the 2004 10-K, the Audit Committee of our Board of Directors determined that, following a review of our accounting practices for realized foreign currency transaction losses and the computation of interest expense, and in consultation with management and our independent registered public accounting firm, the restatement of our previously issued fiscal 2003 consolidated financial statements was necessary. The restatement resulted in a decrease in the fiscal 2003 net loss from $54.4 million to $45.3 million. This $9.1 million reduction resulted from the reversal of previously recognized transaction losses of $7.7 million related to the cumulative translation of our Euro-denominated debt and the correction of a cumulative error in our interest expense calculation of $1.4 million. The restatement did not affect our compliance with any covenants under our senior credit facility or other debt instruments. We have included the restated consolidated financial statements and related notes for fiscal 2003 in our 2004 10-K to correct these errors. The adjustments made to our consolidated financial statements are further described in Note 2 to the accompanying audited consolidated financial statements included herein.

Business Overview

     The U.S. pet food industry is approximately a $13 billion industry with a compound annual growth rate of 4.8% from 2000 through 2004. From 2000 to 2004, the U.S. dog and cat population grew from approximately 135 million to 142 million, or 5.2%.

     Recent trends in the U.S. pet food industry include the following:

•	Dry pet food has grown more rapidly than wet pet food. From 2000 to 2004, dry pet food grew at a compound annual growth rate of 5.3% compared to 2.4% for wet pet food.

•	Private label dry pet food has grown more rapidly than nationally advertised brand dry pet food. From 2000 to 2004, private label dry pet food grew at a compound annual growth rate of 9.2% compared to 4.0% for nationally advertised brand dry pet food.

•	Sales through mass merchandisers have grown more rapidly than sales through the grocery channel. From 2000 to 2004, pet food sales through mass merchandisers grew at a compound annual growth rate of 9.8%, compared to a decline of 1.7% for the grocery channel. In fiscal 2004, 34% of pet food sales through mass merchandisers were private label compared to 10% for the grocery channel.

•	Consolidation. Over the past several years, significant consolidation occurred among pet food producers, including Nestlé S.A.’s 2001 acquisition of Ralston Purina Company in the United States and Mars, Inc.’s 2002 acquisition of Royal Canin S.A. in Europe.

     We manufacture pet food, primarily private label, in the United States and Europe using 28 combined manufacturing and distribution facilities. We manufacture pet food products predominately for dogs and cats, including dry, wet, semi-moist, soft dry, soft treats and dog biscuits. We sell our products to a variety of types of retailers. Our net sales to Wal*Mart, Inc. accounted for 44%, 42% and 43% of our total net sales for fiscal 2002, 2003 and 2004, respectively.

     Historically, approximately 75% of our cost of goods sold has been comprised of raw material and packaging costs with the remainder primarily comprised of salaries, wages and related fringe benefits, utilities and depreciation. Our operating expenses consist of promotion and distribution expenses, selling, general and administrative expenses, amortization and other operating expenses. Promotion and distribution expenses are primarily comprised of promotions, freight, brokerage fees and warehousing expenses. Selling, general and administrative expenses primarily include salaries and related fringe benefits, depreciation and other corporate overhead costs, which typically do not increase proportionately with increases in net sales and sales volumes.

     Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass through increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on raw materials and the potential effect on supply and demand, changes in international demand, trading activity in the commodity markets, as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs.

Our results of operations have been exposed to volatility in the commodity and natural gas markets in the past and may be exposed to such volatility in the future.

     In the event of any increases in raw materials, packaging or natural gas costs, we may be required to seek increased selling prices for our products to avoid margin deterioration. We cannot provide assurance regarding the timing or extent of our ability to implement such price increases or whether any price increases implemented by us may affect future sales volumes with our customers.

     Our sales are moderately seasonal. We normally experience an increase in net sales during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.

Fiscal 2004 Year in Review

     In fiscal 2004, net sales increased 3.7% to $1,051.2 million from $1,013.9 million in fiscal 2003. Excluding the impact of foreign currency exchange rate fluctuations and the 53rd week in fiscal 2003, net sales increased 2.6%. The favorable impact of our 2004 domestic price increases, as described below, and sales volume growth in our European business was partially offset by lower domestic sales volume. Our fiscal 2004 gross profit decreased 4.5% to $155.1 million from $162.3 million in fiscal 2003. The $7.2 million decrease in our gross profit was a result of higher global commodity costs, partially offset by the positive net impact of the above factors affecting sales. Our net loss of $45.6 million was further impacted by (1) other operating expenses of $7.0 million primarily related to our European restructuring plan; (2) $4.1 million of debt extinguishment associated with refinancing our senior credit facility and (3) $15.4 million of non-cash interest expense related to our senior preferred stock upon adoption of SFAS 150, as described below.

     In fiscal 2003 and 2004, our domestic dry pet food commodity costs were significantly higher than in previous years. In this two-year run, we experienced unprecedented volatility and an increase in these costs exceeding $90 million compared to our fiscal 2002 costs. As a result, we reached cost-sharing arrangements with certain of our domestic customers such that, by the end of the first quarter of fiscal 2004, approximately 80% of our domestic volume was under some form of cost-sharing arrangement. That compares to cost-sharing arrangements covering approximately 20% of our domestic volume at the end of fiscal 2003. If these arrangements continue in their present form, we will effectively pass through to our domestic customers approximately half of future commodity movements, whether up or down. In addition, we implemented a broad price increase in January 2004 of approximately 7.5% to 9.5% followed by additional price increases in the second quarter of 2004 of approximately 6.0% to 8.0% for most of our domestic products. As a result of the new pricing and the cost-sharing strategy, the negative impact of commodities on our results of operations in fiscal 2004 was not as dramatic as it was in fiscal 2003, despite the continued increase in commodity costs.

     In late fiscal 2004, certain commodity costs began to recede. As commodity costs declined, our prices adjusted downward for our customers on a cost-sharing arrangement. The extent to which we otherwise lower our prices in 2005 depends on the stability of lower commodity costs and the overall marketplace conditions.

     We completed our European restructuring plan in the fourth quarter of fiscal 2004. We recognized $7.0 million of other operating expenses related to this plan during fiscal 2004 consisting of $3.2 million for severance, $2.5 million for installation of transferred equipment and $1.3 million for manufacturing inefficiencies during the transition period. Our European restructuring plan was comprised of two major components: (1) the consolidation of our wet pet food operation in Vrä, Denmark into our facility in Esbjerg, Denmark and our recently expanded facility in Carat, Austria, and (2) the reorganization of certain of our European subsidiaries to more efficiently manage our foreign operations and reduce selling, general and administrative expenses. We anticipate this project will result in labor and administrative cost savings and other operating efficiencies of approximately $4 million on an annual basis.

     In November 2004, we refinanced our previous senior credit facility by entering into a new senior credit facility with a syndicate of institutional investors, as lenders, and Credit Suisse First Boston, as administrative agent. The new senior credit facility provides for total commitments of $230.0 million, consisting of a $195.0 million term loan facility and a $35.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of stand-by letters of credit. We used $180.5 million of the proceeds to fully repay our previous senior credit facility and $5.9 million to pay related fees and expenses of the new senior credit facility. The refinancing replaced our previous senior credit facility, portions of which were scheduled to mature in fiscal 2005, lowered our debt service costs and increased our liquidity.

     As of the beginning of fiscal 2004, we adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150. SFAS 150 required us to reclassify our senior preferred stock to long-term debt and to recognize the related accretion and dividends of $15.4 million in fiscal 2004 as interest expense. SFAS 150 explicitly prohibits restatement of prior periods. See Note 3 to the accompanying audited consolidated financial statements included herein.

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

     Our ability to meet the financial ratios and tests required under our senior credit facility can be affected by events beyond our control, such as prevailing economic, financial or industry conditions. The occurrence of any adverse event may prevent us from meeting these financial ratios and tests. We have experienced difficulty in the past satisfying the financial covenants in our previous senior credit facility and have negotiated amendments and obtained waivers from our previous lenders for fiscal 2000, 2001 and 2003 due to covenant non-compliance. If we violate the covenants under our new senior credit facility and are unable to either negotiate amendments or obtain waivers from our current lenders, we could be in default under our senior credit facility and permit a majority of the lenders to accelerate outstanding debt under our senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes. In that event, we may not have sufficient liquidity to make interest and required principal payments on our debt and for operational and capital requirements. We were in compliance with the financial covenants in our new senior credit facility as of the end of fiscal 2004.

Results of Operations

     Our fiscal year ends on the Saturday nearest to the end of December and, therefore, fiscal 2002, 2003 and 2004 ended on December 28, 2002, January 3, 2004 and January 1, 2005, respectively. Fiscal 2002 and 2004 were 52-week years and fiscal 2003 was a 53-week year.

     We have foreign currency exposure relating to our business transactions in currencies other than the U.S. dollar. In addition, the timing and extent of foreign currency exchange rate fluctuations may have a material impact on our operations due to the translations of the financials statements of our foreign subsidiaries. Although our functional currencies other than the U.S. dollar include the Euro, Danish Krona and British Pound Sterling, the Euro to U.S. dollar exchange rate approximates the impact of movements in our individual functional foreign currency exchange rates. For the purpose of analyzing our results of operations, the average annual Euro to U.S. dollar exchange rates for fiscal 2002, 2003 and 2004 were 0.9425, 1.1281 and 1.2417, respectively. For the purpose of analyzing our financial position, the Euro to U.S. dollar exchange rates as of the end of fiscal 2003 and 2004 were 1.2495 and 1.3604, respectively.

     Statement of operations data. The following table sets forth our statement of operations derived from the accompanying audited consolidated financial statements included herein and expressed as a percentage of net sales for the fiscal years indicated (in thousands, except percentages):

	Fiscal
	2002		2003 restated		2004
Net sales	$887,333	100.0%	$1,013,865	100.0%	$1,051,241	100.0%
Cost of goods sold:
Commodities	390,899	44.1	494,302	48.8	531,980	50.6
Other	310,519	34.9	357,276	35.2	364,211	34.7

Total cost of goods sold	701,418	79.0	851,578	84.0	896,191	85.3

Gross profit	185,915	21.0	162,287	16.0	155,050	14.7

Operating expenses:
Promotion and distribution	52,445	5.9	57,616	5.7	56,805	5.4
Selling, general and administrative	48,712	5.5	52,015	5.1	51,861	4.9
Amortization	4,583	0.5	4,989	0.5	4,313	0.4
Other operating expenses	1,447	0.2	7,227	0.7	6,978	0.7

Income from operations	78,728	8.9	40,440	4.0	35,093	3.3

Interest expense, net	62,395	7.0	57,494	5.7	72,841	6.8
Debt extinguishments	—	—	4,438	0.4	4,137	0.4
Other income, net	(724)	—	(1,156)	(0.1)	(1,417)	(0.1)

Income (loss) before income taxes	17,057	1.9	(20,336)	(2.0)	(40,468)	(3.8)

Income tax expense	1,786	0.2	25,039	2.5	5,124	0.5

Net income (loss)	$15,271	1.7%	$(45,375)	(4.5)%	$(45,592)	(4.3)%

Fiscal 2004 Compared to Fiscal 2003, as Restated

      Net sales. Net sales in fiscal 2004 increased 3.7% to $1,051.2 million from $1,013.9 million in fiscal 2003. The increase was due to the domestic price increases implemented in the first half of fiscal 2004, sales volume growth in our European business and the positive impact of foreign currency exchange rate fluctuations. These items were partially offset by a decrease in domestic sales volume and the extra week in fiscal 2003. Excluding both the impact of the foreign currency exchange rate and the 53rd week, net sales increased 2.6% in fiscal 2004.

      Gross profit. Gross profit in fiscal 2004 decreased 4.5%, or $7.2 million, to $155.1 million from $162.3 million in fiscal 2003. Excluding the impact of foreign currency exchange rate fluctuations and the 53rd week, gross profit decreased 6.7%, or $10.7 million from fiscal 2003. Of this decrease in gross profit, $7.3 million is due to the fair value accounting of our commodity derivative instruments under SFAS 133 combined with the volatility of commodity prices which resulted in a $2.1 million increase in cost of goods sold in fiscal 2004 compared to a $5.2 million reduction in cost of goods sold in fiscal 2003. In addition, depreciation expense increased $3.9 million. Excluding the impact of these factors, higher global commodity costs and lower domestic sales volume were offset by our pricing strategy and manufacturing efficiencies in both the United States and Europe.

     Promotion and distribution. Promotion and distribution expenses in fiscal 2004 decreased 1.4% to $56.8 million from $57.6 million in fiscal 2003. As a percentage of net sales, promotion and distribution expenses decreased to 5.4% in fiscal 2004 from 5.7% in fiscal 2003 primarily due to lower distribution expenses associated with the closure of a U.S. distribution facility.

     Selling, general and administrative. Selling, general and administrative expenses in fiscal 2004 decreased 0.3%, or $0.2 million. Excluding the foreign currency exchange rate impact and the 53rd week, selling, general and administrative expenses increased 2.4%, or $1.3 million from fiscal 2003. This increase is primarily due to variable compensation incentives paid to employees that are tied to our business performance, partially offset by lower sales and marketing expenses.

     Other operating expenses. Other operating expenses of $7.0 million in fiscal 2004 include $7.3 million of restructuring costs, $0.6 million of income from litigation settlements and $0.3 million of transaction costs. See the section below on fiscal 2003, as restated, compared to fiscal 2002 results and Note 14 to our accompanying audited consolidated financial statements included herein.

     Interest expense, net. Interest expense in fiscal 2004 increased 26.7% to $72.8 million from $57.5 million in fiscal 2003. Excluding the foreign currency exchange rate impact and the 53rd week, interest expense increased 28.8%, or $16.2 million primarily due to $15.4 million of accretion and dividends in fiscal 2004 relating to our senior preferred stock. See Notes 2 and 3 in the accompanying audited consolidated financial statements included herein.

     Debt extinguishment. Debt extinguishment of $4.1 million in fiscal 2004 related to the write-off of unamortized debt issuance costs in connection with the November 2004 refinancing of our senior credit facility. See the section below on fiscal 2003, as restated, compared to fiscal 2002 results.

     Income tax expense. We recognized income tax expense of $5.1 million in fiscal 2004 compared to $25.0 million in fiscal 2003. We recognized increases in the valuation allowance against deferred tax assets of $15.8 million in fiscal 2004 and $39.0 million in fiscal 2003. The overall effective tax rate in these periods differs from the expected combined U.S. federal and state rate of 38.9% due to the increases in the valuation allowance recognized during these periods and foreign taxes. See Note 15 in the accompanying audited consolidated financial statements included herein.

Fiscal 2003, as Restated, Compared to Fiscal 2002

     Net sales. Net sales in fiscal 2003 increased 14.3% to $1,013.9 million from $887.3 million in fiscal 2002. The fiscal 2003 sales increase was primarily due to sales volume growth and favorable currency exchange rate, primarily between the U.S. dollar and Euro. Fiscal 2003 sales volume growth also benefited from an extra week in fiscal 2003 compared to fiscal 2002. Excluding only the foreign currency exchange rate impact, net sales increased 9.5%; whereas, excluding only the benefit of the extra week of sales in fiscal 2003, net sales increased 12.6%. Excluding both the positive impact of the foreign currency exchange rate and the extra week, net sales increased 7.8%. The increase in sales volume is primarily attributable to the impact of a full year of Meow Mix and Ol’ Roy Meaty Chunks ‘N Gravy volume in fiscal 2003 compared to a partial year of this volume for fiscal 2002.

     Gross profit. Gross profit in fiscal 2003 decreased 12.7%, or $23.6 million, to $162.3 million from $185.9 million in fiscal 2002. Excluding the foreign currency exchange rate impact and the 53rd week in fiscal 2003, gross profit decreased $35.0 million, or 18.8%, from fiscal 2002 to fiscal 2003. This decrease was primarily due to higher commodity costs, which increased as a percentage of net sales to 48.8% in fiscal 2003 from 44.1% in fiscal 2002. In addition, other cost of goods sold increased as a percentage of net sales to 35.2% in fiscal 2003 from 34.9% in fiscal 2002 primarily due to higher natural gas costs. The impact of these higher costs on gross profit was partially offset by the increase in our sales volume in fiscal 2003. Due to the volatility of commodity prices, gross profit increased $0.3 million under SFAS 133 fair value accounting of our commodity derivative instruments, which resulted in a $5.2 million reduction in our cost of goods sold in fiscal 2003 compared to a $4.9 million reduction in our cost of goods sold in fiscal 2002.

     Promotion and distribution. Promotion and distribution expenses in fiscal 2003 increased 9.9% to $57.6 million from $52.4 million in fiscal 2002. As a percentage of net sales, promotion and distribution expenses decreased to 5.7% in fiscal 2003 from 5.9% in fiscal 2002 primarily due to the product mix of our new business.

     Selling, general and administrative. Selling, general and administrative expenses in fiscal 2003 increased 6.8% to $52.0 million from $48.7 million in fiscal 2002. Excluding the foreign currency exchange rate impact in fiscal

2003, selling, general and administrative expenses were consistent with fiscal 2002.

     Other operating expenses. Other operating expenses of $7.2 million in fiscal 2003 include asset impairments of $5.3 million related to the building and certain equipment of our manufacturing facility in Vrä, Denmark and $2.4 million related to the divestiture of our 51% interest in Crona, partially offset by net positive revisions to estimates of previously accrued restructuring costs of $0.5 million. Other operating expenses of $1.4 million in fiscal 2002 are transaction costs consisting of $0.8 million related to our postponed senior note offering that was subsequently completed in February 2003 and $0.6 million for an abandoned strategic initiative. See Note 14 in the accompanying audited consolidated financial statements included herein.

     Interest expense, net. Interest expense in fiscal 2003 decreased 7.9% to $57.5 million from $62.4 million in fiscal 2002. This decrease was primarily due to the elimination of the excess leverage fee accrual under our senior credit facility and a decrease in interest rates associated with our floating rate debt, partially offset by a higher interest rate on the portion of our long-term debt refinanced in February 2003. See Note 2 to our accompanying audited consolidated financial statements included herein.

     Debt extinguishments. Debt extinguishments of $4.4 million in fiscal 2003 consisted of $4.1 million related to our refinancing in February 2003 and $0.3 million related to the write-off of a pro-rata portion of unamortized debt issuance costs for an optional prepayment on our senior credit facility in the third quarter of fiscal 2003. See Notes 2 and 8 to our accompanying audited consolidated financial statements included herein.

     Income tax expense. We recognized income tax expense of $25.0 million in fiscal 2003 compared to $1.8 million in fiscal 2002. We recognized increases in the valuation allowance against deferred tax assets during these periods of $39.0 million in fiscal 2003 and $0.6 million in fiscal 2002. Due to the magnitude of our operating losses in fiscal 2003, coupled with the variability of our historical earnings, we determined that we no longer met the “more likely than not” recoverability criteria necessary to recognize our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the increases in the valuation allowance described above and foreign taxes. See Note 15 to our accompanying audited consolidated financial statements included herein.

Liquidity and Capital Resources

General

     We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and the issuance of other indebtedness. We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt.

     We believe that cash flows generated from our business, together with available cash balances and future borrowings, will be sufficient in the near term to enable us to make interest and required principal payments on our debt and to provide us with the necessary liquidity for operational and capital requirements in our current operating environment. However, we have significant debt and redemption obligations that mature in 2007. See the section on annual maturities of long-term debt below. We may be required to refinance rather than repay all or a portion of the principal amount of these obligations as they mature. We believe that offerings of additional debt securities are possible, or other sources of capital are available, if the need arises, although any such capital may not be available on terms acceptable to us or at all.

     As of the end of fiscal 2004, our principal sources of liquidity consisted of working capital of $54.0 million, including cash of $28.8 million, and $29.7 million of availability out of a total availability of $35.0 million under our revolving credit facility.

     Although we believe that future borrowings under our revolving credit facility will be available to fund our liquidity needs, availability of these funds is subject to our satisfaction of certain customary terms and conditions, including our ability to satisfy the financial covenants in our senior credit facility. As discussed below, we have experienced difficulty in the past generating sufficient operating revenues and cash flows to satisfy financial covenants associated with our previous senior credit facility and were required to negotiate amendments and obtain waivers from our lenders. We may experience difficulty in the future satisfying the financial covenants in our new senior credit facility and, absent an amendment or waiver from our lenders, it could result in an event of default under the senior credit facility and permit a majority of the lenders to accelerate outstanding debt under the senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes. In that event, we may not have sufficient liquidity to make interest and required principal payments on our debt and to fund operational and capital requirements. See the section above on financial covenant compliance.

     We believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and at the same time fund any planned expansion, cost reduction projects and customer requirements for fiscal 2005. We anticipate that our capital expenditures for fiscal 2005 will approximate $25 million to $30 million, with approximately $10 million to $12 million required to maintain our current business and the remainder available for any facility expansions, cost reduction projects and customer requirements. Our capital expenditures in fiscal 2004 were $18.9 million.

     We may be required to refinance all or a portion of the principal amount of our outstanding obligations, including those that mature in 2007, on or prior to maturity or a mandatory redemption date. We may not have sufficient capital available to us for any future acquisitions, joint ventures or similar transactions. If the need arises, we believe that offerings of additional debt securities are possible, or other sources of capital are available. However, any such capital may not be available on terms acceptable terms to us or at all. Moreover, our ability to borrow is limited by our senior credit facility, including compliance with the financial covenants therein, and the limitations on the incurrence of additional indebtedness in the indentures governing our senior notes and senior subordinated notes.

Statement of Cash Flows Review

     Net cash provided by our operating activities in fiscal 2002, 2003 and 2004 was $78.8 million, $55.7 million and $21.3 million, respectively. Operating cash flows in fiscal 2003 were lower than fiscal 2002 primarily due to significantly higher commodity costs, partially offset by higher sales volumes and unusually favorable working capital from improved payment terms with certain customers in fiscal 2003. Operating cash flows in fiscal 2004 were lower than fiscal 2003 primarily due to unusually favorable payment terms with certain customers in fiscal 2003.

     Net cash used in our investing activities in fiscal 2002, 2003 and 2004 was $25.9 million, $30.2 million and $20.1 million, respectively. Capital expenditures in these years were $24.3 million, $28.1 million and $18.9 million, respectively. Capital expenditures in fiscal 2003 were higher than both fiscal 2002 and 2004 primarily due to our manufacturing facility expansion in Carat, Austria.

     Net cash used in our financing activities in fiscal 2002, 2003 and 2004 was $51.7 million, $4.6 million and $1.8 million, respectively. In fiscal 2002, we made scheduled principal payments on our senior credit facility, refinanced certain debt in Europe and paid transaction fees and expenses associated with an amendment to our senior credit facility. In fiscal 2003, we issued our senior notes and used the proceeds to repay a portion of our senior credit facility and to repay the shareholder loan in full, including accrued interest. We paid transaction fees and expenses associated with our senior note offering and concurrent amendments to our senior credit facility. In addition, we made an optional prepayment on our senior credit facility in fiscal 2003. In fiscal 2004, we refinanced our senior credit facility as well as debt in Europe repaying in full each of the previous facilities. We paid transaction fees and expenses associated with a first quarter amendment to our previous senior credit facility and the refinancing.

Senior Credit Facility

     In November 2004, we refinanced our previous senior credit facility by entering into a new senior credit facility with a syndicate of institutional investors, as lenders, and Credit Suisse First Boston, as administrative agent. The new senior credit facility provides for total commitments of $230.0 million, consisting of a $195.0 million term loan facility and a $35.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of stand-by letters of credit. We used $180.5 million of the proceeds to fully repay our previous senior credit facility and $5.9 million to pay related fees and expenses of the new senior credit facility. The refinancing improved our capital structure by replacing our previous senior credit facility, portions of which were scheduled to mature in fiscal 2005, as well as lowering our debt service costs and increasing our liquidity.

     The following is a summary of certain provisions of the new senior credit facility we entered into on November 5, 2004.

     The facilities. As of the end of fiscal 2004, our senior credit facility provided for total commitments of $230.0 million, consisting of:

•	a $195.0 million term loan facility, of which $0.5 million has been repaid as of the end of fiscal 2004, and

•	a $35.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of stand-by letters of credit.

     Interest rates. The term loan facility bears interest, at our option, of adjusted LIBOR plus 4.00%, or ABR, as defined in the senior credit facility agreement, plus 3.00%. The revolving credit facility bears interest, at our option, at adjusted LIBOR plus 4.50% or ABR plus 3.50%.

     Maturity. All loans under the senior credit facility mature on the earlier of November 5, 2009 or 91 days prior to the maturity of our senior subordinated notes due May 15, 2007 (as may be amended, extended or renewed), unless terminated sooner upon an event of default.

     Prepayments. We are required to make annual principal payments calculated as 1% of $195.0 million, payable in equal quarterly installments of each year. The loans under our senior credit facility may be prepaid and commitments may be reduced. Optional prepayments of the term loan facility may not be reborrowed.

     Covenants. Our senior credit facility contains financial and other covenants that we believe are usual and customary for a secured credit agreement. The financial covenants include the following requirements:

•	Minimum Consolidated EBITDA. Our consolidated EBITDA, as defined in the senior credit facility, for any period of four consecutive fiscal quarters ending with any fiscal quarter set forth below must exceed the following amounts (in thousands):

Fiscal quarter ending on or nearest to	Amount
December 31, 2004	$70,000
March 31, 2005	72,500
June 30, 2005	75,000
September 30, 2005	80,000
December 31, 2005	80,000
March 31, 2006 and thereafter	85,000

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

•	Consolidated Senior Secured Leverage. Our consolidated senior secured debt ratio, as defined in the senior credit facility, as of the last day of any period of four consecutive fiscal quarters ending with the fiscal quarter set forth below must not exceed ratios as set forth below:

Fiscal quarter ending on or nearest to	Ratio
December 31, 2004 and March 31, 2005	2.75:1.00
June 30, 2005 and September 30, 2005	2.50:1.00
December 31, 2005 through June 30, 2007	2.25:1.00
September 30, 2007 and each fiscal quarter thereafter	2.00:1.00

Consolidated senior secured debt is the outstanding principal balance as of any day of the loans under the senior credit facility. Our consolidated senior secured debt ratio is the ratio of consolidated senior secured debt to consolidated EBITDA for each respective period.

•	Capital Expenditures. Capital expenditures must not exceed $25.0 million for fiscal 2004 and $30.0 million for each fiscal year thereafter, subject to certain exceptions.

     We have experienced difficulty in the past satisfying financial covenants in our previous senior credit facility, and negotiated amendments and obtained waivers for fiscal 2000, 2001 and 2003 due to covenant non-compliance. Our ability to satisfy the covenants contained in our new senior credit facility is determined based on our cash flows, outstanding senior secured debt and capital expenditures. We may experience difficulty satisfying these covenants in the future. If we are unable to negotiate an amendment or secure a waiver from our lenders for any potential default, it could result in an event of default under the senior credit facility and permit a majority of the lenders to accelerate outstanding debt under the senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes. We were in compliance with the financial covenants in our senior credit facility as of the end of fiscal 2004.

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

     Events of default. Our senior credit facility contains default provisions that we believe are customary for facilities and transactions of this type, including default provisions relating to:

•	our failure to pay principal or interest when and as due or any other amount under our senior credit facility within three days after such amount becomes due;

•	representations or warranties being inaccurate in any material respect when made;

•	cross-default to certain other indebtedness and agreements including our senior notes and senior subordinated notes;

•	bankruptcy or insolvency;

•	actual invalidity, or invalidity asserted by us, of any security document;

•	material judgments;

•	certain ERISA events; and

•	change of control or ownership.

Liquidity

     As of the end of fiscal 2004, we had $29.7 million of remaining availability under the revolving credit facility out of a total availability of $35.0 million. Availability of funds under the revolving credit facility is subject to our satisfaction of certain terms and conditions, including our ability to satisfy the financial covenants in our senior credit facility. See the section above on covenants. We may be required to refinance all or a portion of the principal amount of our outstanding obligations on or prior to maturity or a mandatory redemption date. We believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required capital for fiscal 2005 and beyond.

     Any future acquisitions, joint ventures or similar transactions will likely require additional capital and we may not have such capital available to us on commercially reasonable terms, on terms acceptable to us, or at all. Our business may not generate sufficient cash flows or future borrowings may not be available in an amount sufficient to enable us to make required principal and interest payments on our debt, including our senior notes and senior subordinated notes, or to fund our other liquidity needs. In addition, our business may not generate sufficient operating results and cash flows to allow us to comply with the financial covenants in our senior credit facility. In the event of a default under the senior credit facility, absent an amendment or a waiver from our lenders, a majority of our lenders could accelerate outstanding debt under the senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. In that event, we may not have sufficient liquidity to make required principal and interest payments on our debt and to fund operational and capital requirements.

Annual Maturities of Long-Term Debt

     A summary of the annual maturities of our long-term debt as of the end of fiscal 2004 follows (in thousands):

		Maturities by fiscal year
							2010 and
	Final maturity	2005	2006	2007	2008	2009	thereafter	Total
Term loan facility	February 13, 2007	$1,950	$1,950	$190,613	$—	$—	$—	$194,513
Senior notes	March 1, 2010	—	—	—	—	—	211,144	211,144
Senior subordinated notes	May 15, 2007	—	—	149,147	—	—	—	149,147
Other	Various	1,723	1,770	2,213	2,361	2,514	18,378	28,959

		3,673	3,720	341,973	2,361	2,514	229,522	583,763

Senior preferred stock	September 30, 2007	—	—	106,421	—	—	—	106,421

Total		$3,673	$3,720	$448,394	$2,361	$2,514	$229,522	$690,184

Contractual Obligations

     A summary of the maturities of our contractual obligations and other commercial obligations as of the end of fiscal 2004 follows (in thousands):

	Payments due by period
				2010 and
	2005	2006-2007	2008-2009	thereafter	Total
Contractual obligations:
Long-term debt	$3,673	$452,114	$4,875	$229,522	$690,184
Operating leases	5,203	5,442	3,654	3,299	17,598

Total	$8,876	$457,556	$8,529	$232,821	$707,782

	Payments due by period
				2010 and
	2005	2006-2007	2008-2009	thereafter	Total
Other commercial obligations:
Lines of credit	$8,869	$—	$—	$—	$8,869
Standby letters of credit	5,262	—	—	—	5,262

Total	$14,131	$—	$—	$—	$14,131

Commitments and Contingencies

     We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements; however, these requirements may change in the future, which may cause us to incur material costs to comply with these requirements or in connection with the effect of these matters on our business. See the section on environmental and safety matters in Item 1.

      In 1996 and 1997, we entered into partial guarantees of certain third-party loans made to 11 employees in connection with their purchase of our parent’s common stock under our parent’s 1996 and 1997 Management Stock Purchase Plans. We guaranteed to cover up to a maximum of $0.3 million of such loans in the event one or more of the employees defaulted in their loan repayment. None of the individuals who received such loans currently serve as one of our executive officers.

Inflation and Changes in Prices

     Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass through increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, changes in international demand, trading activity in the commodity markets, as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. Our results of operations have been exposed to volatility in the commodity and natural gas markets in the past. As mentioned previously, we have cost-sharing arrangements with certain of our domestic customers to reduce the impact of volatile commodity costs; however, these arrangements only reduce our exposure to such volatility in the future and are subject to change.

     In the event of any increases in raw materials, packaging and natural gas costs, we may be required to seek increased selling prices for our products to avoid margin deterioration. For instance, because of the increases in our raw material costs during fiscal 2003 and 2004, we implemented a broad price increase in January 2004 and additional price increases in the second quarter of fiscal 2004 for most of our domestic products. We cannot provide any assurances as to the timing or extent of our ability to implement future selling price increases in the event of increased raw materials, packaging or natural gas costs or of whether any selling price increases implemented by us may affect future sales volumes to our customers.

Critical Accounting Policies

     Accounts receivable allowances. As of the end of fiscal 2003 and 2004, our gross accounts receivable were $94.2 million and $116.3 million, respectively. We had valuation allowances for doubtful accounts and outstanding deductions with customers of $2.0 million and $2.7 million as of the end of fiscal 2003 and 2004, respectively. We estimate the allowances by applying a recovery percentage based on historical collection experience. We accrue additional allowances based on a specific identification review for amounts deemed to be at risk. Receivables are written off against the allowances at the point in which an amount is deemed uncollectible by us. We may revise our allowances against accounts receivable as we receive more information or as we assess other factors impacting the realizability of our accounts receivable.

     Inventories allowance. As of the end of fiscal 2003 and 2004, our gross inventories were $73.0 million and $71.2 million, respectively. We had allowances, primarily for obsolescence of packaging inventories, of $4.4 million and $2.9 million as of the end of fiscal 2003 and 2004, respectively. We estimate our allowances against inventories based on a specific identification review of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. We may revise our allowance against inventories as we receive more information on this matter or as we assess other factors impacting the realizability of our inventories.

     Deferred tax assets. As of the end of fiscal 2003 and 2004, our federal net operating loss, or NOL, carryforwards were $117.4 million and $142.2 million and our foreign NOL carryforwards were $2.2 million and $0.9 million, respectively. Our gross deferred tax assets, including federal, foreign, state and local NOL carryforwards, were $68.8 million and $79.0 million as of the end of fiscal 2003 and 2004, respectively, and our gross deferred tax liabilities were $55.8 million and $54.8 million, respectively. We assess the realizability of our deferred tax assets based on our ability to generate sufficient taxable income during the periods in which our deferred tax assets may be utilized. This assessment incorporates a determination of whether it is “more likely than not” that we will realize the benefit of our existing deferred tax assets in future periods. When we determine that we do not meet this probability criteria, we recognize a valuation allowance that takes into consideration tax planning strategies, historical and projected earnings, and the expected future reversal of taxable temporary differences.

     Primarily due to the magnitude of our operating losses in fiscal 2003 and 2004 and the variability of our historical earnings, we do not believe that we currently meet the “more likely than not” recoverability criteria necessary to recognize our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. Our consolidated valuation allowance was $39.6 million and $55.4 million as of the end of fiscal 2003 and 2004, respectively. During fiscal 2003 and 2004, we recognized increases in the valuation allowance against our U.S. federal and state deferred tax assets of $31.7 million and $14.5 million, respectively. We recognized increases in the valuation allowance against our foreign deferred tax assets of $7.3 million and $1.3 million in fiscal 2003 and 2004, respectively. The $1.3 million increase in foreign valuation allowance in fiscal 2004 includes a $6.3 million reduction to previously recorded valuation allowance due to the elimination of a deferred tax asset from a tax law change in one of the foreign jurisdictions in which we operate. We currently expect that future years’ deferred income tax expense (benefit) will include deferred tax expense approximating the growth in our deferred tax liabilities related to amortization of goodwill for tax purposes.

     Goodwill and trademarks. At the end of fiscal 2003 and 2004, our goodwill and trademarks were $380.4 million and $390.5 million, respectively. The $10.1 million increase is primarily due to the impact of foreign currency exchange rate fluctuations. We test the carrying value of our goodwill and trademarks for impairment annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions, if available. If the estimated fair value of goodwill or trademarks of either our domestic or European reporting unit is less than the carrying value, an impairment loss will be recognized. In the fourth quarters of fiscal 2003 and 2004, we performed our annual assessments of impairment and determined no impairment was evident at either assessment date.

Recently Issued Accounting Pronouncements

     See Note 1 to our accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements and the expected dates of adoption, if applicable, and the potential impact on our results of operations and financial condition.

ITEM 7A — Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

     Commodity price risk. We are exposed to market risk related to changes in commodity prices. We may seek to manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading.

     Although we may seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and may in the future. Moreover, the use of futures contracts also reduces our ability to take advantage of short term reductions in raw material prices. If one or more of our competitors is able to reduce their manufacturing costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our selling prices or face a decline in net sales, either of which could have a material adverse effect on our business, results of operations and financial condition.

     Our commodity derivative instruments are measured at fair value under SFAS 133 in our accompanying audited consolidated financial statements included herein. Our results of operations for particular periods have been adversely affected in the past under SFAS 133 fair value accounting of our commodity derivative instruments due to the volatility in commodity prices and, similarly, our results of operations may be adversely affected in the future by SFAS 133 accounting.

     As of the end of fiscal 2004, we had open commodity contracts with a fair value gain of $0.2 million. Based upon an analysis we completed at the end of fiscal 2004 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $0.3 million.

     Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically enter into interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our floating rate debt, which totaled $194.5 million at the end of fiscal 2004. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. At the end of fiscal 2004, we had no outstanding interest rate swap or cap contracts.

     Our results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase in the interest rates on our floating rate debt as of the end of fiscal 2004, interest expense would have increased by approximately $1.9 million for fiscal 2004. In addition, such a change would have resulted in a decrease of approximately $13.2 million in the fair value of our fixed rate debt at the end of fiscal 2004. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and the possible adverse effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

     Foreign currency exchange risk. We have foreign currency exposure relating to the translation of the financial statements of our foreign operations into U.S. dollars. Our functional currencies, other than the U.S. dollar, include the Euro, Danish Krona and British Pound Sterling. We also funded a portion of our fiscal 2000 acquisition of Arovit with Euro-denominated debt designated as a hedge of our net investment in Europe. The cumulative translation adjustment for the net investment in our European operations is recognized in accumulated other comprehensive income in the accompanying audited consolidated financial statements included herein. At the end of fiscal 2004, we had a cumulative translation gain of $67.7 million, which includes a $19.2 million cumulative loss for the translation of our Euro-denominated debt to U.S. dollars through the final repayment date.

     We also have foreign currency exposure, to a lesser extent, relating to transacting business in countries with foreign currencies other than our functional currencies. From time to time, we may enter into foreign currency options or forward contracts for the purchase or sale of a foreign currency to mitigate the risk from foreign currency exchange rate fluctuations in those transactions and translations. As of the end of fiscal 2004, we had no outstanding foreign currency contracts.

ITEM 8 — Financial Statements and Supplementary Data

     Reference is made to the information beginning on page F-1, which is filed as a part of this Annual Report on Form 10-K.

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A — Controls and Procedures

      Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      During the preparation of this Form 10-K, the Audit Committee of our board of directors determined that, following a review of our accounting practices for realized foreign currency transaction losses and the computation of interest expense, and in consultation with management and our independent registered public accounting firm, the restatement of our previously issued fiscal 2003 consolidated financial statements was necessary. The restatement resulted in a decrease in the fiscal 2003 net loss from $54.4 million to $45.3 million. This $9.1 million reduction resulted from the reversal of previously recognized transaction losses of $7.7 million related to the cumulative translation of our Euro-denominated debt and the correction of an error in our interest expense calculation of $1.4 million. We are including restated consolidated financial statements and related notes and disclosures thereto for fiscal 2003 to correct these errors.

      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we performed an evaluation of the design and operation of our disclosure controls and procedures in effect as of January 1, 2005. Based on that evaluation and because of the restatement described above, our chief executive officer and chief financial officer concluded that, as of January 1, 2005, such disclosure controls and procedures were not effective to ensure that material information relating to the company, including our consolidated subsidiaries, was accumulated and communicated to our management and made known to our chief executive officer and chief financial officer.

      We determined that the accounting errors relating to the transaction losses associated with our Euro-denominated debt resulted from an incorrect interpretation of relevant accounting literature relating to these non-routine transactions. We also determined that the accounting errors relating to the interest expense calculation resulted from an incorrect formula used to calculate interest expense. Accordingly, we have taken the following steps:

1)	All non-routine transactions will be reviewed by a designated member of our finance department who shall have the requisite expertise to research and interpret relevant accounting literature. The analysis and conclusion regarding the proper accounting treatment and financial statement disclosure of the transaction will be documented in a memorandum that must be approved by our chief financial officer.

2)	The formula used to calculate interest expense has been corrected, and a formal review of the computation and the related accrual has been implemented.

      Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. However, we have implemented the changes noted above in the first quarter of fiscal 2005, which we believe will improve our internal controls over financial reporting.

ITEM 9B — Other Information

      None.

PART III

ITEM 10 — Directors and Executive Officers of the Registrant

     The following table sets forth the names, ages and titles of the current directors and executive officers of Doane and Doane Pet Care Enterprises, Inc. Pursuant to an investors’ agreement, our board of directors and the board of directors of Doane Pet Care Enterprises, Inc. each consist of at least seven members. Except as indicated below, each of the members of the board of directors of Doane named below also serves on the board of directors of Doane Pet Care Enterprises, Inc. Officers serve at the discretion of the boards of directors. In addition, the board of directors of Doane has approved the addition of two board members designated by a majority of holders of our senior preferred stock. See the sections on the investors’ agreement in Item 13 and employment and retirement agreements in Item 11.

Name	Age	Position

George B. Kelly	55	Chairman of the Board

Douglas J. Cahill (1)	45	Chief Executive Officer, President and Director

Philip K. Woodlief (1)	51	Vice President, Finance and Chief Financial Officer

David L. Horton	44	Vice President and General Manager, North American Operations

Joseph J. Meyers	43	Vice President, Supply Chain, Quality and Chief Information Officer

Kenneth H. Koch	49	Vice President, Doane Europe

Richard A. Hannasch	51	Vice President, Co-Manufacturing and Specialty

Edward H. D’Alelio (2)	52	Director

Jerry W. Finney, Jr.	36	Director

Mathew J. Lori	41	Director

Terry R. Peets	60	Director

Stephen C. Sherrill	52	Director

Paul E. Suckow (2)	57	Director

Jeffrey C. Walker	49	Director

(1)	These executive officers hold the same positions at Doane and Doane Pet Care Enterprises, Inc.

(2)	Does not serve on the board of directors of Doane Pet Care Enterprises, Inc.

     Set forth below is a brief description of the business experience of the directors and executive officers of Doane and Doane Pet Care Enterprises, Inc. Each of the directors of Doane Pet Care Enterprises, Inc. is elected to serve a three-year term. The terms of Messrs. Kelly, Finney and Walker expire in 2005. The terms of Messrs. Sherrill and Peets expire in 2006. The terms of Messrs. Cahill and Lori have expired but they continue to serve as directors pending the annual meeting of the shareholders of Doane Pet Care Enterprises, Inc. The directors of Doane are elected at each annual meeting to serve for the ensuing year.

     George B. Kelly has served as Chairman of the Board of Doane Pet Care Enterprises, Inc. since June 1995 and Chairman of the Board of Doane since October 1995. Mr. Kelly is Chairman of The CapStreet Group, LLC (formerly known as Summit Capital Group, LLC and Summit Capital, Inc., and is a director of Jackson Products, Inc., FS Strategies, Switch & Data Facilities Company, Inc., Susser Holdings and other privately held companies.

     Douglas J. Cahill became Chief Operating Officer of Doane and Doane Pet Care Enterprises, Inc. in September 1997, began serving as President of Doane and Doane Pet Care Enterprises, Inc. in January 1998 and began serving as Chief Executive Officer of Doane and Doane Pet Care Enterprises, Inc. in July 1998. He has been a director of Doane and Doane Pet Care Enterprises, Inc. since December 1998 and currently serves as the Chairman of the Pet

Food Institute. Prior to joining us, Mr. Cahill served as President of Olin Corporation’s Winchester Division, Corporate Vice President of Olin Corporation and held various other positions with Olin Corporation from July 1984 through September 1997.

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

     David L. Horton joined Doane in December 1997, began serving as Vice President and General Manager of North American Operations in June 2001, served as Vice President, Manufacturing, Engineering, and Quality from August 1999 to June 2001, Vice President Manufacturing and Engineering from January 1999 to August 1999 and Vice President, Fulfillment from December 1997 to January 1999. Prior to joining us, Mr. Horton served as Vice President of Manufacturing and Engineering for Olin Corporation’s Winchester Division and held various other positions with Olin Corporation from January 1984 to November 1997.

     Joseph J. Meyers joined Doane as our Chief Information Officer in August 1998 and has continued in such role to the present. In addition, he began serving as Vice President Supply Chain, Quality in June 2001 and served as Vice President, Fulfillment from August 1999 to June 2001. Prior to joining us, Mr. Meyers held various information technology positions at Realtime Consulting, PricewaterhouseCoopers LLP and Olin Corporation from 1992 to 1998.

     Richard A. Hannasch joined Doane in October 1996, began serving as Vice President, Co-Manufacturing and Specialty in March 2000, served as Vice President, Business Integration from August 1999 to March 2000, Vice President, Fulfillment from January 1999 to August 1999, Vice President, Strategic Planning from June 1998 to January 1999 and Vice President, Marketing from November 1997 to January 1999. Prior to joining us, Mr. Hannasch served as Director, Business Development for Ralston Purina Company’s International Division and held various other positions at Ralston Purina Company from December 1978 to October 1996.

     Kenneth H. Koch joined Doane in November 2003 as Vice President, Doane Europe and in July 2004 was made an executive officer. Prior to joining us, Mr. Koch was the President and Chief Executive Officer, and a director of Inrange Technologies Corporation, a Nasdaq listed manufacturer of high speed switching optical networking and data extension and connectivity products, from July 2002 through the company’s sale in May 2003. He previously served as Vice President and General Counsel of Inrange Technologies from July 2000 until becoming its President. Before joining Inrange Technologies, Mr. Koch was Vice President and General Counsel of Insilco Corporation, a diversified consumer and industrial products manufacturing company, from 1993 through 1999.

     Edward H. D’Alelio became a director of Doane in November 2002. Mr. D’Alelio currently serves as an Executive in Residence at the College of Management of the University of Massachusetts. From 1989 to 2002, Mr. D’Alelio was a Managing Director of Putnam Investments, where he also served as the Chief Investment Officer of the Taxable Fixed Income Area.

     Jerry W. Finney, Jr. became a director of Doane and Doane Pet Care Enterprises, Inc. in August 2001. He is a director of the Mergers & Acquisitions Group of Credit Suisse First Boston LLC. Mr. Finney was formerly a director of Credit Suisse First Boston Private Equity, Inc., which includes DLJ Merchant Banking Partners, L.P. until July 2004. In November 2000, Credit Suisse Group acquired Donaldson, Lufkin & Jenrette, Inc. Prior to the acquisition, Mr. Finney was a principal of Credit Suisse First Boston Equity Partners, L.P. since May 2000. Previously, he was a member of the Mergers & Acquisitions Group of Credit Suisse First Boston LLC from 1995 to 2000.

     Mathew J. Lori became a director of Doane and Doane Pet Care Enterprises, Inc. in March 2001 and is a partner of JPMorgan Partners, LLC, the private equity investment arm of J.P. Morgan Chase & Co.  Mr. Lori joined JPMorgan Partners in 1993 after completing his M.B.A. from Kellogg Graduate School of Management at Northwestern University. Prior to receiving his M.B.A., he worked in the Corporate Finance Group at Ernst & Young in Toronto. Mr. Lori focuses on management buyouts and growth equity investments for media, industrial, and consumer product companies. He currently serves as a director of Ascend Media, Arbinet-the exchange and Berry Plastics Corporation.

     Terry R. Peets became a director of Doane and Doane Pet Care Enterprises, Inc. in October 2001. Mr. Peets is a consultant to JPMorgan Partners, LLC. Over the past 25 years, Mr. Peets has served as Executive Vice President of Vons Grocery Company, Executive Vice President of Ralph’s Grocery Company, and President and CEO of PIA Merchandising, Inc. He has an M.B.A. from the Graduate School of Management at Pepperdine University. He currently serves as the Chairman of the Board and a director of World Kitchens, Inc., and is a director of Pinnacle Food Corporation, PSC Scanning Inc., Ruiz Foods Inc. and Berry Plastics Corporation.

     Stephen C. Sherrill became a director of Doane and Doane Pet Care Enterprises, Inc. in August 1998. He has been a Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc. since its formation in 1995. Bruckmann, Rosser, Sherrill & Co., Inc. is the management company for Bruckmann, Rosser, Sherrill & Co., L.P. Mr. Sherrill previously served as a director of Windy Hill. Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 to 1994. Previously, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison. He has a B.A. from Yale University and a J.D. from Columbia Law School. Mr. Sherrill is a director of B & G Foods, Inc., Lazy Days RV Center, Inc., Remington Arms Company, Inc., MWI Veterinary Supply, Inc., Eurofresh, Inc. and Seroyal, Inc.

     Paul E. Suckow became a director of Doane in November 2002. Mr. Suckow has been an adjunct professor of economics and finance at Villanova University since 1999. Prior to his teaching career, he spent 25 years in the investment management industry, retiring in 1999. Mr. Suckow held positions as Executive Vice President, Chief Investment Officer-Fixed Income at Delaware Investment Advisers, Inc. and Executive Vice President, Director of Fixed Income Securities at Oppenheimer Management Corporation. He is a director of Ascent Assurance, Inc. and Prandium, Inc.

     Jeffrey C. Walker became a director of Doane and Doane Pet Care Enterprises, Inc. in April 1996. Mr. Walker is the Managing Partner of JPMorgan Partners, LLC and a Vice Chairman of JPMorgan Chase & Co. Before founding JPMorgan Partners, LLC in 1984, Mr. Walker worked in the Investment Banking and Finance Divisions of Chemical Bank. His previous experience includes the Audit and Consulting Divisions of Arthur Young & Co. He has a B.S. from the University of Virginia, an M.B.A. from Harvard Business School, is a Certified Public Accountant and a Certified Management Accountant. He currently serves as a director of Pliant Corporation, Axis Capital Holdings Limited, 1-800-Flowers.com Inc., the Big Apple Circus, House of Blues, MetoKote, Metroplex, The Thomas Jefferson Foundation (Monticello), NY Film Society, Morgan Library, The Foundation Board of the McIntire School of the University of Virginia, and NPower NY.

     Messrs. Kelly and Walker serve on our Compensation Committee and there is currently a vacancy on such committee as a result of the resignation by Lawrence S. Benjamin from the board of directors of Doane and Doane Pet Care Enterprises on February 1, 2005. Messrs. Peets, Sherrill and Walker serve on our Audit Committee. Mr. Peets is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K and is “independent” as that term is defined in Sections 303.01(B)(2)(a) and (3) of the New York Stock Exchange’s listing standards.

Code of Ethics

     We have adopted a code of ethics which contains the ethical principles by which our chief executive officer, chief financial officer, controller and principal accounting officer, assistant controller, finance director, purchasing director, treasurer and assistant treasurer are expected to conduct themselves when carrying out their duties and responsibilities. A copy of our code of ethics is available without charge upon oral or written request by contacting us at Doane Pet Care Company, 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027, attention human resources department, telephone (615) 373-7774.

ITEM 11 — Executive Compensation

Summary Compensation Table

     The following table sets forth information with respect to the Chief Executive Officer of Doane and the other four most highly compensated individuals serving as executive officers in fiscal 2004 who earned $100,000 or more in combined salary and bonus during such year (collectively, the Named Executive Officers):

						Long-term
						compensation
						awards of
						securities
		Annual compensation (1)				underlying
Name and principal	Fiscal			Other annual		options/SARS
position at Doane	year	Salary	Bonus (2)	compensation		(#)	All other compensation
Douglas J. Cahill	2004	$437,500	$742,500	$—		—	$347,255	(3)(4)(5)(6)(7)
President and Chief	2003	400,000	—	—		100,000	206,350	(3)(4)(5)(6)(7)
Executive Officer	2002	400,000	479,982	—		—	207,506	(3)(4)(5)(6)
Philip K. Woodlief	2004	268,750	226,875	—		—	114,649	(3)(4)(5)(6)(7)
Vice President, Finance and	2003	250,000	—	—		70,000	66,112	(3)(4)(5)(6)(7)
Chief Financial Officer	2002	225,000	134,995	—		—	61,139	(3)(4)(5)(6)
David L. Horton	2004	268,750	226,875	—		—	112,656	(3)(4)(5)(6)(7)
Vice President and General Manager,	2003	250,000	—	—		70,000	61,569	(3)(4)(5)(6)(7)
North American Operations	2002	225,000	134,995	—		—	62,973	(3)(4)(5)(6)
Joseph J. Meyers	2004	242,500	137,500	—		20,000	70,450	(3)(4)(5)(6)
Vice President, Supply Chain, Quality	2003	220,000	—	—		50,000	54,251	(3)(4)(5)(6)
and Chief Information Officer	2002	200,000	119,995	—		—	57,052	(3)(4)(5)(6)
Kenneth H. Koch (8)	2004	250,000	137,500	102,510	(9)	100,000	1,349	(3)(4)(5)
Vice President, Doane Europe	2003	24,000	—	4,723	(9)	—	—

(1)	Amounts exclude perquisites and other personal benefits that did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2)	Annual bonus for the Named Executive Officers is calculated by multiplying their respective target bonus amounts times a factor that is determined according to the achievement of a company performance incentive target and the achievement of individual performance incentive targets. The company performance target and the individual performance targets are weighted 60% and 40%, respectively. Actual company and individual performance can result in the actual bonus being less than or greater than the target bonus. The target bonus for Mr. Cahill is 150% of his annual base salary amount, which is currently $450,000, and the target bonuses for each of Messrs. Woodlief and Horton are 75% and Messrs. Meyers and Koch are 50% of their annual base salary amounts, which are $275,000, $275,000, $250,000 and $250,000, respectively. Bonus payments for fiscal 2004 and 2002 were 110% and 120%, respectively, of the incentive target. The bonus payments for fiscal 2004 were paid contemporaneously with the filing of this Form 10‑K. No bonus payments were made in 2003.

(3)	Amounts include a company match under the Doane Pet Care Retirement Savings Plan as follows: Mr. Cahill — $5,500 in 2002, $2,769 in 2003 and $6,150 in 2004; Mr. Woodlief — $2,969 in 2002, $6,000 in 2003 and $7,650 in 2004; Mr. Horton — $4,803 in 2002, $1,950 in 2003 and $6,150 in 2004; Mr. Meyers — $5,144 in 2002, $2,331 in 2002 and $6,016 in 2004; and Mr. Koch — $865 in 2004.

(4)	Amounts include term life insurance premiums as follows: Mr. Cahill — $192 in 2002 and 2003, and $216 in 2004; Mr. Woodlief — $106 in 2002, $120 in 2003 and $132 in 2004; Mr. Horton — $106 in 2002, $120 in 2003 and $132 in 2004; Mr. Meyers — $94 in 2002, $106 in 2003 and $120 in 2004; and Mr. Koch — $30 in 2004.

(5)	Amounts include disability insurance premiums in 2002, 2003 and 2004 of $1,814, except for Mr. Koch which includes $454 in 2004.

(6)	Amounts include retention bonuses paid as follows: Mr. Cahill — $200,000 in 2002 and 2003 and $337,500 in 2004; Mr. Woodlief — $56,250 in 2002 and 2003 and $103,125 in 2004; Mr. Horton — $56,250 in 2002 and 2003 and $103,125 in 2004; and Mr. Meyers — $50,000 in 2002 and 2003 and $62,500 in 2004.

(7)	Amounts include supplemental long-term disability premiums as follows: Mr. Cahill — $1,575 in 2003 and 2004; Mr. Woodlief — $1,928 in 2003 and 2004; and Mr. Horton — $1,435 in 2003 and 2004.

(8)	Mr. Koch was hired in November 2003 as Vice President, Doane Europe, and in July 2004, was made an executive officer.

(9)	Amounts include reimbursement for the payment of taxes of $58,517, a housing allowance of $33,356 and a car allowance of $10,687.

Employment and Retirement Agreements

     We entered into employment agreements with Messrs. Cahill and Horton effective January 1, 1998, Mr. Meyers effective August 17, 1998, Mr. Woodlief effective February 15, 1999 and Mr. Koch effective August 31, 2004, all of which renew annually. The terms of their employment agreements are substantially similar except for salary and bonus amounts, and except for a Europe housing allowance provided to Mr. Koch. The agreements are subject to early termination for cause without severance. The employment agreements for Messrs. Woodlief, Horton, Meyers and Koch provide (1) that terminations without cause entitle the executive to receive severance payments equal to two years base salary and bonus and (2) for a two-year non-competition agreement commencing upon termination for any reason. The employment agreement for Mr. Cahill contains similar provisions for severance and non-competition, but with a term of three years.

     Each of the Named Executive Officers was awarded a retention bonus in an amount equal to their annual bonus target amount. One-half of the bonus was paid in January 2005 and the other one-half will be paid on June 30, 2005 if the officer is still employed by us.

Compensation of Directors

     Terry R. Peets serves as an independent director of Doane and Doane Pet Care Enterprises, Inc. Pursuant to an agreement entered into at the time of his appointment, Mr. Peets is paid a $1,500 per month retainer fee and $2,000 for each board of directors meeting he attends. In addition, Mr. Peets was granted stock options covering 20,000 shares under the 1999 Stock Incentive Plan in each of fiscal years 2001 and 2003. These options have a time-vesting schedule pursuant to which one-third of the stock options will vest after each of the first three years following the grant date. Edward H. D’Alelio and Paul E. Suckow serve as independent directors of Doane. Mr. D’Alelio and Mr. Suckow are paid $2,000 for each board of directors meeting they attend. In fiscal 2004, Messrs. Peets, D’Alelio and Suckow earned $26,000, $6,000 and $6,000, respectively. We also paid $16,000 to Lawrence S. Benjamin, who served as an independent director of Doane and Doane Pet Care Enterprises, Inc. in fiscal 2004. He resigned from this position effective February 1, 2005. No compensation was paid by us to our other directors.

Stock Option Plans

     Certain employees of Doane are covered under two stock-based employee compensation plans of our parent, the 1996 Stock Option Plan and the 1999 Stock Incentive Plan. Under these plans, each stock option granted allows for the purchase of one share of our parent’s Class A Common Stock upon vesting and expires ten years from the date of grant. In connection with the adoption of the 1999 Stock Incentive Plan, no new grants can be made under the 1996 Stock Option Plan. In fiscal 2001, our parent approved the repricing of certain vested and unvested stock options under the 1996 Stock Option Plan and the 1999 Stock Incentive Plan. All eligible stock options with an exercise price exceeding $2.50 per share were given a new exercise price of $2.50 per share and the vesting period was restarted. The repricing involved a surrender of 1,516,300 eligible stock options in exchange for the granting of new stock options covering an equivalent number of shares at $2.50 per share. All of the repriced stock options are accounted for as fixed plan awards.

     Substantially all of the grants have a time-vesting schedule pursuant to which 50% of an individual’s stock options will vest two years after the grant date, 25% will vest after the third year, and the remaining 25% will vest after the fourth year. Generally, all stock options vest upon a change of control of our parent. Under the 1996 Stock Option Plan, options covering 242,200 shares had been granted and were outstanding at the end of fiscal 2004. All options under this plan were exercisable at the end of fiscal 2004. Under the 1999 Stock Incentive Plan, 4,200,000 shares are authorized for issuance. Options granted during fiscal 2002, 2003 and 2004 were 20,000, 725,000 and 135,000, respectively, under this plan. At the end of fiscal 2004, options covering 3,496,950 shares had been granted and were outstanding, and 2,061,684 shares were exercisable, under the 1999 Stock Incentive Plan.

Stock Option Grants

     The following table sets forth certain information on options granted in fiscal 2004 under the 1999 Stock Incentive Plan to the Named Executive Officers:

	Individual grants				Potential	Potential
					realizable	realizable
					value at	value at
					assumed 5%	assumed 10%
	Number of	% of total			annual rate	annual rate
	securities	options			of stock price	of stock price
	underlying	granted to	Exercise		appreciation	appreciation
	options	employees in	price per	Expiration	for option	for option
Name	granted	fiscal 2004	share	date	term	term
Joseph J. Meyers	20,000	14.8%	$2.57	2014	$—	$11,887
Kenneth H. Koch	100,000	74.1%	2.57	2014	—	59,437

Stock Option Exercises

     The following table sets forth certain information on exercises of stock options in fiscal 2004 by the Named Executive Officers and the number of shares underlying unexercised stock options held by such officers as of the end of fiscal 2004:

	Number of		Number of shares underlying		Value of shares underlying in-the-
	shares		unexercised options		money unexercised options
	acquired on
Name	exercise	Value realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas J. Cahill	—	$—	675,150	325,050	$—	$—
Philip K. Woodlief	—	—	180,900	130,300	—	—
David L. Horton	—	—	210,900	140,300	—	—
Joseph J. Meyers	—	—	165,900	125,300	—	—
Kenneth H. Koch	—	—	—	100,000	—	—

     Since the fair value of our parent’s Class A Common Stock was less than $2.50 per share as of the end of fiscal 2004, no in-the-money unexercised options existed at that date.

Compensation Committee Interlocks and Insider Participation

     Messrs. Kelly, Walker and Benjamin served on our Compensation Committee in fiscal 2004. Mr. Benjamin resigned from the board of directors and compensation committee as of February 1, 2005. There is currently a vacancy on the compensation committee.

Other Compensatory Arrangements

     401(k) plans. We currently have two active 401(k) plans. On January 1, 2000, we adopted the Doane Pet Care Retirement Savings Plan, which was formed through the merger of two predecessor plans. The merged plan was amended and restated and is intended to be a qualified plan under the Internal Revenue Code. The plan provides coverage for eligible employees and permits employee contributions from 1% to 60% of pre-tax earnings, subject to annual dollar limits set by the IRS. We match 50% of the first 6% of the participant’s contribution with a provision for other contributions at the board of directors’ discretion. Employer contributions are vested 25% per year for each of the first four years of an employee’s service. Thereafter, all employer contributions are fully vested.

     The Doane Pet Care Savings and Investment Plan — Union Plan covers eligible union employees at the Joplin, Missouri and Muscatine, Iowa plants. This plan is intended to be a qualified plan under the Internal Revenue Code and permits employee contributions between 1% and 60% of pre-tax earnings, subject to annual dollar limits set by the IRS.

     Non-qualified salary continuation agreements. Doane has entered into agreements with all of the Named Executive Officers to provide benefits to those employees or their beneficiaries upon retirement at age 65, or on or after age 55 and with 10 years of service with Doane. If the employee remains employed until age 65, the employee or the employee’s beneficiary will receive an annual retirement benefit payable for 10 years as set forth in the agreement. The annual benefit is calculated at four times the employee's annual base salary at the time the agreement is entered into divided by ten. If the employee terminates employment before age 65 but after age 55 and with 10 years of service with Doane, the employee’s retirement benefit will be reduced in accordance with percentages specified in the agreement, depending upon the employee’s age at retirement ranging from 100% at age 65 to 55.8% at age 55. Assuming the Named Executive Officers remain employed with Doane until age 65, they will receive the following annual amounts for ten years: Mr. Cahill — $160,000; Mr. Woodlief — $90,000; Mr. Horton — $90,000; Mr. Meyers — $80,000 and Mr. Koch — $100,000. Under the terms of the agreements, each employee may, with the consent of Doane, elect to receive the benefit in a lump-sum payment equal to the actuarial equivalent of the installment payments discounted at a 6% interest rate.

     The salary continuation agreements also include a death benefit such that, in the event of an employee’s death, the beneficiary would receive an annual death benefit over the longer of 10 years or the number of years from the year of death to the year in which the participant would have reached age 65. The death benefit is comprised of payments to the beneficiary equal to the employee’s annual base salary, at the time the agreement is entered into, in the first year after death and one half of such amount for each year thereafter.

     At the board’s discretion, the agreement may be amended to reflect any increase in an employee’s annual base salary.

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     All of our issued and outstanding shares of common stock are held by Doane Pet Care Enterprises, Inc. As of March 15, 2005, we had 1,200,000 shares of senior preferred stock issued and outstanding, 200,000 of which were held by J.P. Morgan Partners (BHCA), L.P. and one of its affiliates and 1,000,000 of which were held by qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933. The following table sets forth certain information regarding the beneficial ownership of Doane Pet Care Enterprises, Inc.’s common stock as of March 15, 2005 by:

•	each director of Doane;

•	each Named Executive Officer;

•	each person who is known by us to own beneficially more than 5% of the common stock of Doane Pet Care Enterprises, Inc.;

•	all parties to the investors’ agreement as a group; and

•	all directors and executive officers as a group.

     Unless otherwise indicated, each person has sole voting and dispositive power over the shares indicated as owned by that person. Certain of Doane Pet Care Enterprises, Inc.’s principal stockholders are parties to the investors’ agreement. See the section on the investors’ agreement in Item 13.

	Number of shares
Name of beneficial owner (1)	owned beneficially	Percent of class (2)

J.P. Morgan Partners (BHCA), L.P. (3)	9,682,246	34.9
Bruckmann, Rosser, Sherrill & Co., L.P. (4)	6,162,868	26.1
DLJ Merchant Banking Partners, L.P. (5)	4,866,356	19.0
Equus II Inc.	1,943,598	9.2
Summit Capital, Inc. (6)	1,892,769	9.0
Laura Hawkins Mansur (7)	1,781,000	8.5
Bob L. Robinson (8)	1,181,546	5.6
PNC Capital Corp. (9)	1,111,304	5.2
Jeffrey C. Walker (3)	9,682,246	34.9
Stephen C. Sherrill (4)	6,162,868	26.1
Jerry W. Finney, Jr. (5)	4,866,356	19.0
George B. Kelly (6)	1,892,769	9.0
Mathew J. Lori (10)	9,682,246	34.9
Edward H. D’Alelio (11)	—	*
Paul E. Suckow (11)	—	*
Terry R. Peets (12)	26,666	*
Douglas J. Cahill (12)	920,712	4.2
Philip K. Woodlief (12)	208,681	1.0
David L. Horton (12)	258,681	1.2
Joseph J. Meyers (12)	165,900	*
Kenneth H. Koch	—	*
All parties to the investors’ agreement as a group	33,872,653	95.7
All executive officers and directors as a group (14 persons)	24,424,822	67.2

*	Represents less than one percent.

(1)	The address of J.P. Morgan Partners (BHCA), L.P. and Messrs. Walker and Lori is 1221 Avenue of the Americas, New York, New York 10020. The address of Bruckmann, Rosser, Sherrill & Co., L.P. and Mr. Sherrill is 126 East 56th Street, New York, New York 10022. The address of DLJ Merchant Banking Partners, L.P. is 11 Madison Avenue, 16th Floor, New York, New York 10010. The address of Mr. Finney is 11 Madison Avenue, 22nd Floor, New York, New York 10010. The address of Equus II Inc. is 2929 Allen Parkway, Suite 2500, Houston, Texas 77019. The address of Summit Capital, Inc. and Mr. Kelly is 600 Travis, Suite 6110, Houston, Texas 77002. The address of Mrs. Mansur is 5602 Indian Circle, Houston, Texas 77056. The address of Mr. Robinson is 8591 SE Highway 166, Baxter Springs, Kansas 66713. The address of PNC Capital Corp. is 249 5th Avenue, 8th Floor, Pittsburgh, Pennsylvania 15222. The address of Mr. Peets is 327 Coral Avenue, Balboa Island, Newport Beach, California 92662. The address of Messrs. Cahill, Woodlief, Horton and Meyers is 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027. The address of Mr. Koch is Harston Mill, Harston, Cambridge, CB2 5NH, United Kingdom. The address of Mr. D’Alelio is 7 Ringbolt Road, Hingham, Massachusetts 02043. The address of Mr. Suckow is 1219 Denbigh Lane, Radnor, Pennsylvania 19087.

(2)	In accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934, the calculation of this percentage for each beneficial owner assumes that such owner’s securities that are subject to options, warrants, rights or conversion privileges are outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such beneficial owner, but the securities of all other persons that are subject to options, warrants, rights or conversion privileges are not deemed to be outstanding.

(3)	Amount represents shares held by J.P. Morgan Partners (BHCA), L.P. and related parties. Of the 9,682,246 shares indicated as owned by J.P. Morgan Partners (BHCA), L.P., (i) 428,000 represent shares of Class A Common Stock; (ii) 2,560,093 represent shares of Class B Common Stock, 222,093 of which are held by J.P. Morgan Partners (23A SBIC), L.P. (“23A SBIC”); and (iii) 6,694,153 are shares issuable within 60 days upon exercise of warrants. Mr. Walker, a director of Doane, serves as President of JPMP Capital Corp., the general partner of JPMP Master Fund Manager, L.P., the general partner of J.P. Morgan Partners (BHCA), L.P., and he is also a limited partner of JPMP Master Fund Manager, L.P. As such, Mr. Walker may be deemed to beneficially own the shares indicated as owned by J.P. Morgan Partners (BHCA), L.P. The actual pro rata portion of such beneficial ownership that may be deemed attributable to Mr. Walker is not readily determinable because it is subject to several variables, including the internal rate of return and vesting within J.P. Morgan Partners (BHCA), L.P. and within JPMP Master Fund Manager, L.P. Mr. Walker disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 to the extent it exceeds his pecuniary interest in them, if any.

The shares owned by 23A SBIC may be deemed attributable to Mr. Walker because he is the President of J.P. Morgan Partners (23A SBIC Manager), Inc. (“23A SBIC Manager”), which is the general partner of 23A SBIC, and he is also a limited partner of JPMP Master Fund Manager, L.P., the sole limited partner of 23A SBIC. The actual pro rata portion of such beneficial ownership that may be deemed attributable to Mr. Walker is not readily determinable because it is subject to several variables, including the internal rate of return and vesting within 23A SBIC and within JPMP Master Fund Manager, L.P. Mr. Walker disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 to the extent it exceeds his pecuniary interest therein.

(4)	Amount includes shares held by Bruckmann, Rosser, Sherrill & Co., L.P. and certain other entities and individuals affiliated with it. Of the 6,162,868 shares indicated as owned by Bruckmann, Rosser, Sherrill & Co., L.P., (i) 3,585,822 represent shares of Class A Common Stock and (ii) 2,577,046 are shares issuable within 60 days upon exercise of warrants. Of the shares indicated as owned by Bruckmann, Rosser, Sherrill & Co., L.P., (i) 60,617 shares of Class A Common Stock and (ii) 44,042 shares issuable within 60 days upon exercise of warrants are owned individually by Mr. Sherrill, a director of Doane. Mr. Sherrill may be deemed to beneficially own 5,924,484 shares beneficially owned by Bruckmann, Rosser, Sherrill & Co., L.P. and certain other entities and individuals affiliated with it. Mr. Sherrill disclaims beneficial ownership of 238,384 of such shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934.

(5)	Amount represents shares held by DLJ Merchant Banking Partners, L.P. and related entities. Of the 4,866,356 shares held by DLJ Merchant Banking Partners, L.P., (i) 351,428 represent shares of Class A common stock and (ii) 4,514,928 are shares issuable within 60 days upon the exercise of warrants. Of the shares indicated, 150,494 shares, 80,135 shares, 34,918 shares, 46,556 shares, 34,917 shares and 4,408 shares are held by DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ ESC II, L.P., DLJ First ESC L.P., DLJ Merchant Banking Funding, Inc. and DLJ Offshore Partners, C.V., respectively. Of the warrants indicated, warrants to purchase 2,126,748 shares, 950,960 shares, 524,444 shares, 857,640 and 55,136 shares are held by DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ First ESC L.P., DLJ Merchant Banking Funding, Inc., and DLJ Offshore Partners, C.V., respectively. In November 2000, Credit Suisse Group acquired Donaldson, Lufkin & Jenrette, Inc. DLJ Merchant Banking Partners, L.P. is a limited partnership, the general partner of which is DLJ Merchant Banking, Inc., an indirect affiliate of Credit Suisse First Boston LLC and Credit Suisse Group. Mr. Finney is a director of Doane and serves as a director of Credit Suisse First Boston LLC and as such may be deemed to beneficially own the shares indicated as owned by DLJ Merchant Banking Partners, L.P. and related entities. Mr. Finney disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934.

(6)	Amount represents shares held by Summit Capital, Inc. Summit/DPC Partners, L.P. was dissolved in 2001 and all of the shares it held were distributed to its partners, including Summit Capital, Inc. Mr. Kelly, a director of Doane, is Chairman of the Board and a stockholder of Summit Capital, Inc. Mr. Kelly may be deemed to beneficially own the shares indicated. Mr. Kelly disclaims beneficial ownership of 24,006 shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934.

(7)	Of the shares indicated as owned by Mrs. Mansur, 634,500 are held by the estate of Walid Mansur, 846,500 are owned by Mrs. Mansur and 300,000 are held in trust for their children.

(8)	Of the shares indicated as owned by Mr. Robinson, 264,566 are held in Mr. Robinson’s name, 560,000 are held in a limited partnership of which Mr. Robinson is the Managing Partner, 150,371 are held in trust for Mr. Robinson, 150,371 are held in trust for Mr. Robinson’s wife, Jeanine L. Robinson, and 56,238 are held in Mrs. Robinson’s name.

(9)	Amount represents shares held by PNC Capital Corp. and related entities. Of the 1,111,304 shares indicated as owned by PNC Capital Corp., (i) 711,384 represent shares of Class A Common Stock; and (ii) 399,920 are shares issuable within 60 days upon the exercise of warrants.

(10)	Amount represents shares held by J.P. Morgan Partners (BHCA), L.P. and related parties. Of the 9,682,246 shares indicated as owned by J.P. Morgan Partners (BHCA), L.P., (i) 428,000 represent shares of Class A Common Stock; (ii) 2,560,093 represent shares of Class B Common Stock, 222,093 of which are held by J.P. Morgan Partners (23A SBIC), L.P. (“23A SBIC”); and (iii) 6,694,153 are shares issuable within 60 days upon exercise of warrants. Mr. Lori, a director of Doane, serves as a Managing Director of JPMP Capital Corp., the general partner of JPMP Master Fund Manager, L.P., the general partner of J.P. Morgan Partners (BHCA), L.P., and he is also a limited partner of JPMP Master Fund Manager, L.P. As such, Mr. Lori may be deemed to beneficially own the shares indicated as owned by J.P. Morgan Partners (BHCA), L.P. The actual pro rata portion of such beneficial ownership that may be deemed attributable to Mr. Lori is not readily determinable because it is subject to several variables, including the internal rate of return and vesting within J.P. Morgan Partners (BHCA), L.P. and within JPMP Master Fund Manager, L.P. Mr. Lori disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 to the extent it exceeds his pecuniary interest in them, if any.

The shares owned by 23A SBIC may be deemed attributable to Mr. Lori because he is a Managing Director of J.P. Morgan Partners (23A SBIC Manager), Inc. ("23A SBIC Manager"), which is the general partner of 23A SBIC, and he is also a limited partner of JPMP Master Fund Manager, L.P., the sole limited partner of 23A SBIC. The actual pro rata portion of such beneficial ownership that may be deemed attributable to Mr. Lori is not readily determinable because it is subject to several variables, including the internal rate of return and vesting within 23A SBIC and within JPMP Master Fund Manager, L.P. Mr. Lori disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 to the extent it exceeds the pecuniary interest therein.

(11)	These directors serve only on our board of directors, and not on the board of directors of Doane Pet Care Enterprises, Inc.

(12)	Amounts include shares which are issuable within 60 days upon exercise of warrants as follows:, Mr. Cahill— 45,562 and Mr. Woodlief—22,781. In addition, amounts include options which are exerciseable within 60 days as follows: Mr. Cahill – 675,150; Mr. Woodlief – 180,900; Mr. Horton – 210,900; Mr. Meyers – 165,900; and Mr. Peets – 26,666.

Equity Compensation Plans

     Neither we nor our subsidiaries or affiliates have any compensation plans or individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or services. The compensation plans under which the equity securities of our parent are authorized for issuance are discussed above.

ITEM 13 — Certain Relationships and Related Transactions

Investors’ Agreement

     Doane Pet Care Enterprises, Inc., Doane, Summit Capital, Inc., J.P. Morgan Partners (BHCA), L.P. and an affiliate thereof, DLJ Merchant Banking Partners, L.P. and certain of its affiliates, Bruckmann, Rosser, Sherrill & Co., L.P. (1) and certain affiliated entities and individuals, all of the former stockholders of Windy Hill and certain other stockholders of Doane are parties to a second amended and restated investors’ agreement.

     The investors’ agreement contains provisions concerning our governance and the governance of Doane Pet Care Enterprises, Inc., restrictions on the transferability of our securities and those of Doane Pet Care Enterprises, Inc. and registration rights for such securities. The governance provisions of the investors’ agreement provide that the board of directors of Doane and Doane Pet Care Enterprises, Inc. each consist of at least seven members. The investors’ agreement provides that if at any time the number of shares of common stock (which, for the purposes of the investors’ agreement, includes warrants on an as-if-exercised basis) of Doane Pet Care Enterprises, Inc. owned of record by:

•	J.P. Morgan Partners (BHCA), L.P. is 5% or more, then it will have the right to designate two individuals as directors.

•	DLJ Merchant Banking Partners, L.P. is 5% or more, then it will have the right to designate one individual as director.

•	the former investors in Summit/DPC Partners, L.P. (including after its dissolution and the distribution of its shares) is 50% or more of the number of shares of common stock of Doane Pet Care Enterprises, Inc. it owned as of August 3, 1998, then Summit Capital, Inc. will have the right to designate one individual as director.

•	the Windy Hill investors is 50% or more of the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned by them as of August 3, 1998, then Bruckmann, Rosser, Sherrill & Co., L.P. will have the right to designate one individual as director.

     Additionally, one designee as director is required to be the Chief Executive Officer of Doane Pet Care Enterprises, Inc. and one is required to be an independent director designated by a majority of the board of directors.

(1)	Affiliates of Credit Suisse First Boston own, in the aggregate, an approximate 12% non-voting interest in Bruckmann, Rosser, Sherrill & Co., L.P.

Transactions with Related Parties

     J.P. Morgan Partners (BHCA), L.P., or JPMP, and one of its affiliates own shares of our senior preferred stock and shares of common stock and warrants of Doane Pet Care Enterprises, Inc. JPMP is a party to the investors’ agreement and, in accordance with that agreement, designated Messrs. Walker and Lori to the boards of directors of Doane and Doane Pet Care Enterprises, Inc. JPMP is an affiliate of JP Morgan Chase Bank (JPM). JPM and its affiliates received payments of fees for various investment banking and commercial banking services, as described below, that were provided to Doane and Doane Pet Care Enterprises, Inc. Such fees totaled $0.5 million, $2.1 million and $0.5 million in fiscal 2002, 2003 and 2004, respectively.

     DLJ Merchant Banking Partners, L.P., or DLJMBP, and certain of its affiliates own shares of common stock and warrants of Doane Pet Care Enterprises, Inc.. DLJMBP and certain affiliates are parties to the investors’ agreement and, in accordance with that agreement, designated Mr. Finney to the boards of directors of Doane and Doane Pet Care Enterprises, Inc. DLJMBP is an affiliate of Credit Suisse First Boston LLC or CSFB. CSFB and its affiliates received payments of fees for various investment banking and commercial banking services, as described below, that were provided to Doane and Doane Pet Care Enterprises, Inc. Such fees totaled $3.3 million and $5.2 million in fiscal 2003 and 2004, respectively. No fees were paid to CSFB in fiscal 2002.

     CSFB and an affiliate of JPM were joint book-running managers in our offering of 9 3/4% senior notes. JPMP and related persons were holders of $16.9 million of promissory notes under a shareholder loan that was fully repaid with a portion of the net proceeds from the sale of the 9 3/4% senior notes. JPM served as the administrative agent and a lender under our previous senior credit facility. An affiliate of CSFB was the syndication agent and a lender under our previous senior credit facility. An affiliate of CSFB is the sole administrative agent, collateral agent, book-runner and lead arranger under our new senior credit facility.

     In addition to promissory notes under the shareholder loan that were held by JPMP and related persons, as discussed above, affiliates of other persons known to us to beneficially own more than 5% of the common stock of Doane Pet Care Enterprises, Inc. and their affiliates also held promissory notes. Bruckmann, Rosser, Sherrill & Co., L.P. received $7.5 million, Summit Capital Inc. received $2.3 million and PNC Capital Corp. received $1.2 million of the net proceeds from the sale of the 9 3/4% senior notes. Additionally, certain of our executive officers each received $0.1 million from the repayment of their promissory notes under the shareholder loan in connection with the sale of the 9 3/4% senior notes.

ITEM 14 — Principal Accountant Fees and Services

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual consolidated financial statements for 2003 and 2004, and fees billed for other services rendered by KPMG LLP.

	2003	2004
Audit fees	$815,600	$744,000
Audit related fees (1)	52,800	38,000
Tax fees (2)	350,800	241,500
All other fees	—	—

Total fees (3)	$1,219,200	$1,023,500

(1)	Audit related fees consisted principally of fees for audits of financial statements of certain employee benefit plans, due diligence services and consultation on accounting matters.

(2)	Tax fees consisted of fees for tax consultation and tax compliance services.

(3)	Total fees include some amounts in foreign currencies that have been translated to U.S. dollars as of the date such fees were approved.

PART IV

ITEM 15 — Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

The following financial statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning at page F-1 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of the end of fiscal 2003 restated and 2004

•	Consolidated Statements of Operations for fiscal 2002, 2003 restated and 2004

•	Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for fiscal 2002, 2003 restated and 2004

•	Consolidated Statements of Cash Flows for fiscal 2002, 2003 restated and 2004

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto in this Annual Report on Form 10-K.

(3)	Exhibits

The following exhibits are filed as part of this report:

Exhibit
number		Description

3.1	—	Certificate of Incorporation of Doane Pet Care Company (incorporated by reference to Exhibit 3.1 to Doane Pet Care Company’s Registration Statement on Form S-1, Reg. No. 33-98110 (the “Form S-1”))

3.2	—	Certificate of Designations, Preferences and Rights of 14.25% Senior Exchangeable Preferred Stock due 2007 dated October 4, 1995 (incorporated by reference to Exhibit 3.2 to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended December 29, 2001 (the “2001 Form 10-K”))

3.3	—	Certificate of Amendment to Certificate of Incorporation of Doane Pet Care Company dated February 4, 1998 (incorporated by reference to Exhibit 3.1 to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”))

3.4	—	Certificate of Amendment of Certificate of Incorporation of Doane Pet Care Company dated November 10, 1998 (incorporated by reference to Exhibit 3.4 to the 2001 Form 10-K)

3.5	—	Certificate of Amendment of Certificate of Designations, Preferences and Rights of 14.25% Senior Exchangeable Preferred Stock due 2007 dated November 11, 1998 (incorporated by reference to Exhibit 3.5 to the 2001 Form 10-K)

3.6	—	Amended and Restated Bylaws of Doane Pet Care Company (incorporated by reference to Exhibit 3.6 to the 2001 Form 10-K)

Exhibit
number		Description

4.1	—	Indenture dated November 12, 1998 between Doane Pet Care Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 of Doane Pet Care Enterprises, Inc.’s Registration Statement on Form S-1, Reg. No. 333-61027 (“Enterprises’ Form S-1”))

4.2	—	Registration Agreement among Doane Pet Care Company, Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. dated November 12, 1998 (incorporated by reference to Exhibit 4.2 to Doane Pet Care Company’s Registration Statement on Form S-4, Reg. No. 333-70759 (the “Form S-4”))

4.3	—	Indenture dated February 28, 2003 between Doane Pet Care Company and Wilmington Trust Company ( incorporated by reference to Exhibit 4.3 to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended December 28, 2002 (the “2002 Form 10-K”))

4.4	—	Registration Rights Agreement dated as of February 28, 2003 between Doane Pet Care Company, DPC Investment Corp., Doane/Windy Hill Joint Venture L.L.C., Credit Suisse First Boston LLP and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to the 2002 Form 10-K)

9.1	—	Second Amended and Restated Investors’ Agreement dated as of March 26, 2001 among Doane Pet Care Company, Doane Pet Care Enterprises, Inc., Summit Capital Inc., Summit/DPC Partners Inc., J. P. Morgan Partners (BHCA), L.P., Baseball Partners, DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ First ESC, L.P., Bruckmann, Rosser, Sherrill & Co., L.P., PNC Capital Corp., and certain other persons named therein (incorporated by reference to Exhibit 9.1 to Doane Pet Care Company’s Annual Report on Form 10-K/A for the year ended December 30, 2000 (the “2000 Form 10-K/A”))

†10.1	—	Employment Agreement dated January 1, 1998, between Doane Pet Care Company and Douglas J. Cahill (incorporated by reference to Exhibit 10.3 to the 1997 Form 10-K)

†10.2	—	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Douglas J. Cahill (incorporated by reference to Exhibit 10.2 to Doane Pet Care Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004)

†10.3	—	Employment Agreement dated February 15, 1999, between Doane Pet Care Company and Philip K. Woodlief (incorporated by reference to Exhibit 10.14 to Enterprises’ Form S-1)

†10.4	—	First Amendment to Employment Agreement dated as of January 1, 2001, between Doane Pet Care Company and Philip K. Woodlief (incorporated by reference to Exhibit 10.4 to the 2000 Form 10-K/A)

†10.5	—	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Philip K. Woodlief (incorporated by reference to Exhibit 10.5 to Doane Pet Care Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004)

†10.6	—	Employment Agreement dated January 1, 1998, between Doane Pet Care Company and David L. Horton (incorporated by reference to Exhibit 10.6 to the Form S-4).

†10.7	—	First Amendment to Employment Agreement dated as of January 1, 2001, between Doane Pet Care Company and David L. Horton (incorporated by reference to Exhibit 10.6 to the 2000 Form 10-K/A)

†10.8	—	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and
David L. Horton (incorporated by reference to Exhibit 10.3 to Doane Pet Care Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004)

†10.9	—	Employment Agreement dated August 17, 1998 between Doane Pet Care Company and Joseph J. Meyers (incorporated by reference to Exhibit 10.7 to the 2000 Form 10-K/A)

†10.10	—	First Amendment to Employment Agreement dated as of January 1, 2001, between Doane Pet Care Company and Joseph J. Meyers (incorporated by reference to Exhibit 10.8 to the 2000 Form 10-K/A)

†10.11	—	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Joseph J. Meyers (incorporated by reference to Exhibit 10.4 to Doane Pet Care Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004)

Exhibit
number		Description

†*10.12	—	Employment Agreement dated August 31, 2004, between Doane Pet Care Company and Kenneth H. Koch

†*10.13	—	Form of Non-Qualified Salary Continuation Agreement for the Named Executive Officers

†10.14	—	Doane Pet Care Enterprises Inc.’s, 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

†10.15	—	First Amendment to Doane Pet Care Enterprises, Inc.’s 1996 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K)

†10.16	—	Second Amendment to Doane Pet Care Enterprises, Inc.’s, 1996 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K)

†10.17	—	Doane Pet Care Enterprises, Inc.’s 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Doane Pet Care Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

10.18	—	Credit Agreement dated as of November 5, 2004 among Doane Pet Care Company, as borrower, Doane Pet Care Enterprises, Inc., as guarantor, Credit Suisse First Boston, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Doane Pet Care Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004)

10.19	—	Loan and Warrant Agreement dated as of March 26, 2001 among Doane Pet Care Enterprises, Inc., Doane Pet Care Company and each of the lenders named therein (incorporated by reference to Exhibit 10.15 to the 2000 Form 10-K/A)

*21.1	—	List of Subsidiaries of Doane Pet Care Company

*23.1	—	Consent of Independent Registered Public Accounting Firm

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†	Management contracts or compensatory plans or arrangements.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to our security holder as of the date hereof. We do not expect to furnish our security holder with an annual shareholder’s report or proxy soliciting material subsequent to the filing of this Form 10-K.

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

Date: April 1, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE B. KELLY	Chairman of the Board and Director	March 31, 2005
George B. Kelly

/s/ DOUGLAS J. CAHILL	Chief Executive Officer, President and	March 31, 2005
Douglas J. Cahill	Director (Principal Executive Officer)

/s/ PHILIP K. WOODLIEF	Vice President, Finance and Chief Financial Officer	March 31, 2005
Philip K. Woodlief	(Principal Financial Officer)

/s/ STEPHEN P. HAVALA	Corporate Controller and Principal Accounting Officer	March 31, 2005
Stephen P. Havala

/s/ EDWARD H. D’ALELIO	Director	March 31, 2005
Edward H. D’Alelio

/s/ JERRY W. FINNEY, JR.	Director	March 31, 2005
Jerry W. Finney, Jr.

/s/ MATHEW J. LORI	Director	March 31, 2005
Mathew J. Lori

/s/ TERRY R. PEETS	Director	March 31, 2005
Terry R. Peets

/s/ STEPHEN C. SHERRILL	Director	March 31, 2005
Stephen C. Sherrill

/s/ PAUL E. SUCKOW	Director	March 31, 2005
Paul E. Suckow

/s/ JEFFREY C. WALKER	Director	March 31, 2005
Jeffrey C. Walker

DOANE PET CARE COMPANY AND SUBSIDIARIES

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Doane Pet Care Company:

We have audited the accompanying consolidated balance sheets of Doane Pet Care Company and subsidiaries as of January 3, 2004 and January 1, 2005 and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss) and cash flows for each of the fiscal years in the three-year period ended January 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Doane Pet Care Company and subsidiaries as of January 3, 2004 and January 1, 2005 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 1, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2003 consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, effective January 4, 2004, the Company adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

/s/ KPMG LLP

Nashville, Tennessee
March 30, 2005

DOANE PET CARE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	End of fiscal
	2003 restated	2004
ASSETS

Current assets:
Cash and cash equivalents	$29,293	$28,847
Accounts receivable, net	91,569	112,445
Inventories, net	68,619	68,321
Deferred tax assets	1,898	2,414
Prepaid expenses and other current assets	14,390	7,038

Total current assets	205,769	219,065

Property, plant and equipment, net	266,457	258,070
Goodwill	318,656	327,954
Trademarks	61,762	62,517
Other assets	33,270	34,300

Total assets	$885,914	$901,906

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$13,185	$3,673
Accounts payable	100,512	102,149
Accrued liabilities	50,368	59,239

Total current liabilities	164,065	165,061

Long-term debt:
Long term debt, excluding current maturities	560,861	580,090
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized 1,200,000 shares issued and outstanding, $110,942 current redemption value	—	106,421

Total long-term debt	560,861	686,511

Deferred tax liabilities	28,524	33,641
Other long-term liabilities	8,863	9,567

Total liabilities	762,313	894,780

Senior Preferred Stock (Redeemable), 3,000,000 shares authorized 1,200,000 shares issued and outstanding, $97,801 current redemption value	91,052	—

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in-capital	115,674	115,674
Accumulated other comprehensive income	42,481	62,650
Accumulated deficit	(125,606)	(171,198)

Total stockholder’s equity	32,549	7,126

Total liabilities and stockholder’s equity	$885,914	$901,906

See accompanying notes to consolidated financial statements.

DOANE PET CARE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal
	2002	2003 restated	2004
Net sales	$887,333	$1,013,865	$1,051,241
Cost of goods sold	701,418	851,578	896,191

Gross profit	185,915	162,287	155,050

Operating expenses:
Promotion and distribution	52,445	57,616	56,805
Selling, general and administrative	48,712	52,015	51,861
Amortization	4,583	4,989	4,313
Other operating expenses	1,447	7,227	6,978

Income from operations	78,728	40,440	35,093

Interest expense, net	62,395	57,494	72,841
Debt extinguishments	—	4,438	4,137
Other income, net	(724)	(1,156)	(1,417)

Income (loss) before income taxes	17,057	(20,336)	(40,468)

Income tax expense	1,786	25,039	5,124

Net income (loss)	15,271	(45,375)	(45,592)

Senior preferred stock dividends and accretion	(11,878)	(13,502)	—

Net income (loss) available to common shares	$3,393	$(58,877)	$(45,592)

See accompanying notes to consolidated financial statements.

DOANE PET CARE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share amounts)

			Additional	Accumulated other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total

Balances at the end of fiscal 2001	1,000	$—	$115,655	$(7,607)	$(70,122)	$37,926

Comprehensive income:
Net income	—	—	—	—	15,271	15,271
Foreign currency translation	—	—	—	22,792	—	22,792
Unrealized loss, net of deferred tax benefit of $313	—	—	—	(43)	—	(43)
Increase in minimum pension liability, net of deferred tax benefit of $3,556	—	—	—	(5,584)	—	(5,584)

Total comprehensive income						32,436

Senior preferred stock dividends	—	—	—	—	(10,801)	(10,801)
Senior preferred stock accretion	—	—	—	—	(1,077)	(1,077)
Parent capital contribution	—	—	19	—	—	19

Balances at the end of fiscal 2002	1,000	—	115,674	9,558	(66,729)	58,503

Comprehensive loss restated:
Net loss	—	—	—	—	(45,375)	(45,375)
Foreign currency translation	—	—	—	31,021	—	31,021
Reclassification of realized loss, net of deferred tax benefit of $849	—	—	—	1,333	—	1,333
Decrease in minimum pension liability, net of deferred tax expense of $362	—	—	—	569	—	569

Total comprehensive loss						(12,452)

Senior preferred stock dividends	—	—	—	—	(12,425)	(12,425)
Senior preferred stock accretion	—	—	—	—	(1,077)	(1,077)

Balances at the end of fiscal 2003 restated	1,000	—	115,674	42,481	(125,606)	32,549

Comprehensive loss:
Net loss	—	—	—	—	(45,592)	(45,592)
Foreign currency translation	—	—	—	20,243	—	20,243
Increase in minimum pension liability, net of deferred tax benefit of $45	—	—	—	(74)	—	(74)

Total comprehensive loss						(25,423)

Balances at the end of fiscal 2004	1,000	$—	$115,674	$62,650	$(171,198)	$7,126

See accompanying notes to consolidated financial statements.

DOANE PET CARE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal
	2002	2003 restated	2004
Cash flows from operating activities:
Net income (loss)	$15,271	$(45,375)	$(45,592)
Items not requiring (providing) cash:
Depreciation	26,586	31,178	35,049
Amortization	5,578	5,983	5,307
Deferred tax expense	1,258	23,644	4,415
Non-cash interest expense	15,058	4,906	20,229
Equity in joint ventures	(705)	(616)	(969)
Debt extinguishments	—	4,438	4,137
Asset impairments	—	7,727	215
Other non-cash charges (income), net	2,352	(372)	447
Changes in current assets and liabilities:
Accounts receivable, net	(2,669)	45,653	(15,632)
Inventories, net	(5,587)	(1,323)	2,790
Prepaid expenses and other current assets	(1,632)	(5,310)	5,675
Accounts payable	25,541	(1,462)	(2,342)
Accrued liabilities	(2,278)	(13,408)	7,558

Net cash provided by operating activities	78,773	55,663	21,287

Cash flows from investing activities:
Capital expenditures	(24,348)	(28,062)	(18,856)
Proceeds from sale of assets	1,766	1,378	865
Other, net	(3,320)	(3,501)	(2,063)

Net cash used in investing activities	(25,902)	(30,185)	(20,054)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreement	(23,000)	1,000	(16,000)
Proceeds from issuance of long-term debt	9,738	210,444	208,078
Principal payments on long-term debt	(36,172)	(208,255)	(185,526)
Payments for debt issuance costs	(2,316)	(7,761)	(8,381)
Parent capital contribution	19	—	—

Net cash used in financing activities	(51,731)	(4,572)	(1,829)
Effect of exchange rate changes on cash and cash equivalents	424	791	150

Increase (decrease) in cash and cash equivalents	1,564	21,697	(446)
Cash and cash equivalents, beginning of year	6,032	7,596	$29,293

Cash and cash equivalents, end of year	$7,596	$29,293	$28,847

See accompanying notes to consolidated financial statements.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Nature of Business

     Doane Pet Care Company, or the Company, is a wholly-owned subsidiary of Doane Pet Care Enterprises, Inc., or Parent. The Company is a leading global provider of pet food, primarily private label, with 28 manufacturing facilities in the United States and Europe. The Company manufactures pet food products predominately for dogs and cats, including dry, wet, semi-moist, soft dry, soft treats and dog biscuits. The Company categorizes its sales into three product areas consisting of private label, co-manufacturing and regional brands. The Company also operates a machine shop and a structural steel fabrication plant that sells to third parties and supports the Company’s facilities.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company also has investments in companies that are not majority-owned and have been included in the consolidated financial statements of the Company using the equity method of accounting. The Company’s share of the profit or loss of these unconsolidated subsidiaries is recognized in other income, net, in the statements of operations and the related increase or decrease in the investment in these unconsolidated subsidiaries is recognized in the consolidated balance sheets of the Company. As of the end of fiscal 2004, the Company’s unconsolidated subsidiaries included 50% joint venture investments in two companies, Doane International Pet Products, LLC and Effeffe S.p.A. The Company’s only majority-owned subsidiary, Crona, was divested in fiscal 2004.

     Certain consolidated and unconsolidated subsidiaries of the Company have calendar year-end fiscal years and quarters. Any intervening events between the period ends of the Company and its subsidiaries would be disclosed to the extent they have a material impact on the Company’s results of operations or financial condition.

52-53 Week Fiscal Year

     The Company’s fiscal years end on the Saturday nearest to the end of December and its quarters end on the Saturday nearest to the end of the respective calendar month. Fiscal 2002, 2003 and 2004 ended on December 28, 2002, January 3, 2004 and January 1, 2005, respectively. Fiscal 2002 and 2004 were each 52-week years and fiscal 2003 was a 53-week year. The fourth quarter of fiscal 2003 included the extra week occurring in that year.

Reclassifications

     Certain fiscal 2002 and 2003 amounts have been reclassified to conform with the fiscal 2004 presentation.

Use of Estimates

     In conformity with accounting principles generally accepted in the United States, preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements; and therefore, actual results could ultimately differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include all liquid investments with original maturities of three months or less.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable

     Accounts receivable, principally consisting of trade accounts receivable, are stated at net realizable value through recording valuation allowances for doubtful accounts and outstanding deductions with customers. In addition, the Company reduces accounts receivable for cash discounts offered to its customers. The Company estimates the allowances by applying a recovery percentage based on historical collection experience. The Company accrues additional allowances based on a specific identification review for amounts deemed to be at risk. Receivables are written off against the allowances at the point in which an amount is deemed uncollectible by the Company. See Note 19 and 24.

Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method and consists of raw material, packaging, labor and overhead expenses. Inventories are stated net of valuation allowances primarily for obsolescence of packaging inventories. The Company estimates its allowances against inventories based on a specific identification review for obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. See Note 4.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost or the fair value determined as of the date of acquisition for property, plant and equipment acquired in a purchase business combination. The Company expenses repair and maintenance costs as incurred and expenditures that significantly increase useful lives of existing property, plant and equipment are capitalized. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of 20 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment. See Note 5.

Goodwill and Trademarks

     Goodwill has been recorded under the purchase accounting method as the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company’s only intangible assets with indefinite useful lives other than goodwill are its trademarks. Trademarks are stated at cost or the fair value determined as of the date of acquisition for trademarks acquired in a purchase business combination. Goodwill and trademarks are not amortized.

Other Assets

     Other assets include: (1) intangible assets with estimable useful lives; (2) debt issuance costs; (3) investments in joint ventures; and (4) other miscellaneous long-term assets. Intangible assets with estimable useful lives are amortized using the straight-line method over 3 to 30 years. The Company amortizes debt issuance costs into interest expense over the life of each related indebtedness. See Note 6.

Impairment

     The Company tests the carrying value of goodwill and trademarks for impairment annually and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions, if available. If the estimated fair value of goodwill or trademarks of either the Company’s domestic or European reporting unit is less than the carrying value, an impairment loss will be recognized. Upon adoption of SFAS 142, Goodwill and Other Intangible Assets, or SFAS 142, in the first quarter of fiscal 2002, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, including trademarks and other intangible assets having estimable useful lives which resulted in no impact on its consolidated financial statements. In the second quarter of fiscal 2002, the Company completed the required transitional impairment tests of its goodwill and trademarks and,

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

based on the results of the tests, determined no impairment to the carrying values of these assets existed as of the beginning of fiscal 2002. In the fourth quarters of fiscal 2002, 2003 and 2004, the Company performed its required annual assessment for impairment of goodwill and trademarks and determined no impairment was evident at the assessment dates.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Long-lived assets principally consist of property, plant and equipment and intangible assets with estimable useful lives. Long-lived assets to be disposed of by sale are measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. An impairment loss would be recognized to the extent that the carrying amount of an asset exceeds its fair value.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities. The differences are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of any change in tax rates is recognized in the period that includes the enactment date. The Company assesses the likelihood that net deferred tax assets will be realized in future periods and records a valuation allowance against its net deferred tax assets accordingly. See Note 15.

Revenue Recognition

     The Company recognizes revenue when products are shipped, the customer takes ownership and assumes risk of loss, collection of the related account receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales are comprised of gross sales less cash discounts, deductions and volume incentive rebates. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or that are damaged.

Cost of Goods Sold

     Cost of goods sold consist of expenses incurred directly in the manufacturing of the Company’s products sold. These costs include raw materials, packaging, labor, overhead, intercompany freight and depreciation expense related to assets used in production.

Promotion and Distribution

     Promotion expenses primarily consist of allowances offered by the Company to its customers for providing certain goods and services, such as advertising, coupons, gift certificates or free products and services. Distribution expenses include outbound freight costs, brokerage fees and warehousing expenses. In fiscal 2002, 2003 and 2004, promotion expenses were $18.7 million, $17.8 million and $15.9 million, respectively, and distribution expenses were $33.7 million, $39.8 million and $40.9 million, respectively.

Comprehensive Income (Loss)

     Comprehensive income (loss) includes: (1) net income (loss); (2) foreign currency translation, including the changes in fair value of the Company’s Euro-denominated debt, which was retired in fiscal 2004; (3) changes in the fair value of derivative instruments designated as cash flow hedges; and (4) changes in the minimum pension liability.

     In fiscal 2004, the Company repaid the remainder of its Euro-denominated debt designated as a hedge of its net investment in Europe. The Company will continue to defer the cumulative gains and losses associated with this debt until its European operations are sold or substantially liquidated. As of the end of fiscal 2003 and 2004, the

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company had cumulative translation losses associated with this debt of $18.0 million and $19.2 million, respectively, in accumulated other comprehensive income in the consolidated balance sheets. In fiscal 2002, 2003 and 2004, the Company recognized losses of $10.7 million, $8.3 million and $1.2 million, respectively, in accumulated other comprehensive income. See Note 2.

Foreign Currency Translation and Transactions

     The Company’s foreign operations have functional currencies in the Euro, Danish Krona and British Pound Sterling. The Company translates to U.S. dollars its foreign assets and liabilities using the exchange rates in effect at the period end dates for its balance sheets and its results of foreign operations using the average exchange rates during the periods covered in its statements of operations. The cumulative translation adjustment for the Company’s net investment in foreign operations has been recognized in accumulated other comprehensive income in the consolidated balance sheets. The Company also sells its products in countries with foreign currencies other than its functional currencies. The foreign currency gains and losses associated with these transactions are recognized in the consolidated statements of operations as incurred.

Financial Instruments

     The carrying value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value due to the relatively short maturity of such instruments. The Company determines the fair value of its long-term debt based on market value, if the debt is traded, or otherwise by using alternative fair value methods. The carrying value of the Company’s derivative financial instruments is recorded at fair value. See Note 9.

Commodity Derivative Instruments

     The Company is exposed to market risk related to changes in commodity prices. The Company may seek to manage its commodity price risk associated with market fluctuations by using derivative instruments for portions of its corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. During the term of the contract, the Company balances positions daily with cash payments to or from the exchanges. At the termination of a contract, the Company has the ability to settle financially or by exchange for the physical commodity, in which case, the Company would deliver the contract against the acquisition of the physical commodity. The Company’s policy does not permit speculative commodity trading. The fair value of the Company’s open commodity derivative instruments at each period end is recognized in prepaid expenses and other current assets and accrued liabilities in the consolidated balance sheets. Changes in the fair value of these instruments are included in cost of goods sold in the consolidated statements of operations as incurred. Upon maturity, sale or other termination, gains and losses associated with these instruments are also recognized in cost of goods sold. See Note 9.

Interest Rate Swap and Cap Contracts

     The Company is exposed to market risk related to changes in interest rates. The Company periodically enters into interest rate swap and cap contracts to limit its exposure to the interest rate risk associated with its floating rate debt. The Company’s policy does not permit speculative trading related to its debt. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contracts. The fair value of the Company’s open interest rate swap and cap contracts at each period end is recognized in prepaid expenses and other current assets and accrued liabilities in the consolidated balance sheets. The Company has designated its interest rate swap and cap contracts as cash flow hedges; and therefore, recognizes the changes in fair value of these instruments in accumulated other comprehensive income, net of deferred taxes, in the consolidated balance sheets until they are realized, at which point, they are recognized in interest expense, net, in the consolidated statements of operations. Upon maturity, sale or other termination, gains and losses associated with these instruments are also recognized in interest expense, net. The Company had no open interest rate swap or cap contracts at the end of fiscal 2003 and 2004.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency Derivative Instruments

     The Company has foreign currency exposure related to the translation of the financial statements of its foreign operations into U.S. dollars and related to transacting business in countries with foreign currencies other than its functional currencies. The Company’s functional currencies, other than the U.S. dollar, include the Euro, Danish Krona and British Pound Sterling. The Company periodically enters into foreign currency options and forward contracts to seek to manage its exposure to exchange rate fluctuations on foreign currency translations and transactions. The Company’s policy does not permit speculative trading related to foreign currency. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contracts. The fair value of the Company’s open foreign currency derivative instruments at each period end is recognized in prepaid expenses and other current assets and accrued liabilities in the consolidated balance sheets. Changes in the fair value of foreign currency contracts that have been designated as cash flow hedges are recognized in accumulated other comprehensive income, net of deferred taxes, until they are realized, at which point, they are recognized in other income, net, in the consolidated statements of operations. The changes in fair value of foreign currency contracts that qualify for fair value hedging treatment are recognized in other income, net, as incurred. Upon maturity, sale or other termination, gains and losses associated with these instruments are also recognized in other income, net. The Company had no open foreign currency derivative instruments at the end of fiscal 2003 and 2004.

Stock-Based Employee Compensation

     Certain employees of the Company are covered under two stock-based employee compensation plans of the Company’s Parent, the 1996 Stock Option Plan and the 1999 Stock Incentive Plan. Under these plans, each stock option granted allows for the purchase of one share of Parent’s Class A Common Stock upon vesting and expires ten years from the date of grant. Substantially all of the grants have a time-vesting schedule pursuant to which 50% of an individual’s stock options will vest two years after the grant date, 25% will vest after the third year, and the remaining 25% will vest after the fourth year. Compensation expense is recognized over the vesting period of the underlying stock options.

     The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Under the intrinsic value method, no compensation expense was recognized in fiscal 2002, 2003 or 2004. While the fair value of Parent’s Class A Common Stock was greater than the exercise price at the end of fiscal 2002, the resulting compensation expense for fiscal 2002 was minimal. The fair value of Parent’s Class A Common Stock at the end of fiscal 2003 and 2004 was less than the exercise price of options granted in those years resulting in no compensation expense for fiscal 2003 or 2004.

     Pro forma information for net income (loss) and net income (loss) available to common shares determined as if the Company accounted for its employee stock options under the minimum fair value method is required by SFAS 123 and follows (in thousands):

	Fiscal
	2002	2003 restated	2004
Net income (loss), as reported	$15,271	$(45,375)	$(45,592)
Less: Stock based employee compensation expense determined based on the fair value method for all awards, net of income tax benefit	(128)	(8)	(6)

Pro forma net income (loss)	$15,143	$(45,383)	$(45,598)

Net income (loss) available to common shares, as reported	$3,393	$(58,877)	$(45,592)

Pro forma net income (loss) available to common shares	$3,265	$(58,885)	$(45,598)

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income (loss) and net income (loss) available to common shares for future years.

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123 – Revised. SFAS 123 – Revised replaces SFAS 123 and supercedes SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure – An Amendment of FASB Statement No. 123 and APB Opinion No. 25. SFAS 123 – Revised eliminates the alternative to use the intrinsic value method of accounting under APB 25 previously allowed under SFAS 123 and requires entities to recognize the cost of services received in exchange for awards of equity instruments, or compensation cost, based on the fair value of those awards at the grant date. SFAS 123 – Revised is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 for all awards granted after the effective date and for all awards modified, repurchased or cancelled after that date. In the opinion of management, the Company meets the nonpublic entity criteria under SFAS 123 – Revised. Accordingly, upon adoption, the grant-date fair value of awards of equity share options and similar instruments is to be calculated using the historical volatility of an appropriate industry sector index rather than expected volatility of the Company’s share price. The Company will evaluate the impact on its results of operations and financial position upon the adoption of SFAS 123 - Revised.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, or SFAS 151, which amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires those items to be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 with earlier application permitted for such costs incurred after the date this statement was issued. The Company will evaluate the impact on its results of operations and financial position upon the adoption of SFAS 151.

(2) Restatement of Fiscal 2003 Consolidated Financial Statements

     On March 4, 2005, the Audit Committee of the Board of Directors determined that, following a review of the Company’s accounting practices for realized foreign currency transaction losses and the computation of interest expense, and in consultation with management and its independent registered public accounting firm, the restatement of its previously issued 2003 consolidated financial statements was necessary. The restatement resulted in a decrease of fiscal 2003 net loss by $9.1 million, or from $54.4 million to $45.3 million. The $9.1 million reduction was a result of the reversal of previously recognized transaction losses of $7.7 million related to the cumulative translation of our Euro-denominated debt and the correction of a cumulative error in our interest expense calculation of $1.4 million. The restatement did not affect the Company’s compliance with any covenants under its senior credit facility or other debt instruments.

     In fiscal 2000, the Company incurred Euro-denominated debt in connection with its acquisition of A/S Arovit Petfood. The Company recorded the foreign currency translation losses as realized transaction losses associated with payments on the Euro debt in its consolidated statement of operations. During the fiscal 2004 year end review, the Audit Committee of the Board of Directors, in consultation with management and the Company’s independent registered public accounting firm, determined that such practice was not in accordance with SFAS No. 52, Foreign Currency Translation, or SFAS 52. Under SFAS 52, realized losses on the translation of the Company’s Euro debt, which was designated as an economic hedge against its European net assets, should have been deferred as a component of accumulated other comprehensive income until its European operations are sold or substantially liquidated. As such, the restatement resulted from the reversal of $7.7 million of previously recognized transaction losses in its consolidated statement of operations, thereby reinstating the loss as a reduction in accumulated other comprehensive income as of the end of fiscal 2003.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     During the fiscal 2004 year end review, the Company also discovered an error in its interest expense calculation. The restatement to correct this error resulted in a reduction of previously reported fiscal 2003 interest expense from $58.9 million to $57.5 million, or $1.4 million.

     The adjustments made in fiscal 2003 relating to previously recognized foreign currency translation losses and the computation of interest expense included cumulative errors through fiscal 2002 of $0.8 million and $0.7 million, respectively, which have been recognized in the Company’s 2003 restated financial statements as adjustments to the first quarter of fiscal 2003. These adjustments have not been recorded in prior periods due to management’s conclusion that these cumulative errors through fiscal 2002, and the correction of the cumulative errors in fiscal 2003, were not material to any of the periods impacted.

     A summary of the adjustments to correct these errors and the effect of the restatement on previously issued consolidated financial statements as of the end of and for fiscal 2003 follows (in thousands):

	End of fiscal 2003
	Previously reported	Adjustment	Restated
Consolidated balance sheet:
Total assets	$885,914	$—	$885,914
Accrued liabilities	51,719	(1,351)	50,368
Total current liabilities	165,416	(1,351)	164,065
Total liabilities	763,664	(1,351)	762,313
Accumulated other comprehensive income	50,185	(7,704)	42,481
Accumulated deficit	(134,661)	9,055	(125,606)
Total stockholder’s equity	31,198	1,351	32,549

	End of fiscal 2003
	Previously reported	Adjustment	Restated
Consolidated statement of operations:
Net sales	$1,013,865	$—	$1,013,865
Gross profit	162,287	—	162,287
Income from operations	40,440	—	40,440
Interest expense, net	58,845	(1,351)	57,494
Debt extinguishments	12,142	(7,704)	4,438
Loss before income taxes	(29,391)	9,055	(20,336)
Net loss	(54,430)	9,055	(45,375)
Net loss available to common shares	(67,932)	9,055	(58,877)

	End of and for fiscal 2003
	Previously reported	Adjustment	Restated
Consolidated statement of stockholder’s equity and comprehensive income (loss):
Net loss	$(54,430)	$9,055	$(45,375)
Foreign currency translation	38,725	(7,704)	31,021
Total comprehensive loss	(13,803)	1,351	(12,452)
Total stockholder’s equity	31,198	1,351	32,549

	End of fiscal 2003
	Previously reported	Adjustment	Restated
Consolidated statement of cash flows:
Net loss	$(54,430)	$9,055	$(45,375)
Debt extinguishments	12,142	(7,704)	4,438
Changes in accrued liabilities	(12,057)	(1,351)	(13,408)
Net cash provided by operating activities	55,663	—	50,663
Net cash used in investing activities	(30,185)	—	(30,185)
Net cash used in financing activities	(4,572)	—	(4,572)

(3) Change in Accounting Principle

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150. SFAS 150 requires companies to classify as liabilities those financial instruments that meet the definition of mandatorily redeemable, as defined in SFAS 150. SFAS 150 was effective for the first fiscal period beginning after December 15, 2003 for nonpublic entities. The Company adopted SFAS

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

150 as of the beginning of fiscal 2004 and, as a result, reclassified its Senior Preferred Stock (Redeemable), or senior preferred stock, to long-term debt in its consolidated balance sheet at the adoption date and recognized the related accretion and dividends beginning in fiscal 2004 as interest expense in its consolidated statements of operations. Prior to the adoption of SFAS 150, the Company recognized its senior preferred stock as a separate component of its consolidated balance sheets between the liabilities and equity sections and recognized the related accretion and dividends as a direct component of accumulated deficit. See Note 8.

(4) Inventories

     A summary of inventories follows (in thousands):

	End of fiscal
	2003	2004
Raw materials	$15,508	$16,041
Packaging materials	23,237	20,564
Finished goods	34,235	34,573

	72,980	71,178
Less: Allowances	(4,361)	(2,857)

Total	$68,619	$68,321

(5) Property, Plant and Equipment

     A summary of property, plant and equipment follows (in thousands):

	End of fiscal
	2003	2004
Land	$11,415	$11,601
Buildings and improvements	100,661	104,778
Machinery and equipment	292,682	320,097
Construction-in-progress	13,333	6,727

	418,091	443,203
Less: Accumulated depreciation	(151,634)	(185,133)

Total	$266,457	$258,070

(6) Other Assets

     A summary of other assets follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	End of fiscal
	2003	2004
Intangible assets with estimable useful lives	$17,383	$15,375
Debt issuance costs	11,971	12,394
Investments in joint ventures	3,464	4,649
Other	452	1,882

Total	$33,270	$34,300

     The gross carrying value and accumulated amortization of intangible assets with estimable useful lives follows (in thousands):

	End of fiscal
	2003		2004
	Gross	Accumulated	Gross	Accumulated
	carrying value	amortization	carrying value	amortization
Plate costs	$16,473	$11,497	$18,535	$14,085
Software	9,526	7,233	9,733	8,972
Customer lists	4,134	505	4,505	701
Non-compete agreements and other contracts	8,657	2,227	9,432	3,088
Other	678	623	150	134

Total	$39,468	$22,085	$42,355	$26,980

     A summary of the expected amortization expense as of the end of fiscal 2004 for each of the next five succeeding fiscal years follows (in thousands):

Expected
Fiscal years ending	amortization
2005	$3,868
2006	2,326
2007	1,504
2008	968
2009	870

(7) Accrued Liabilities

     A summary of accrued liabilities follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	End of fiscal
	2003 restated	2004
Rebates and promotions	$15,033	$20,838
Compensation	12,790	17,407
Interest	11,240	11,237
Taxes	2,398	3,167
Restructuring	1,154	722
Other	7,753	5,868

Total	$50,368	$59,239

(8) Long-Term Debt and Liquidity

     A summary of long-term debt follows (in thousands):

	End of fiscal
	2003	2004
Revolving credit facility	$16,000	$—
Term loan facilities	169,322	194,513
Senior notes	210,779	211,144
Senior subordinated notes	148,789	149,147
Industrial development revenue bonds	14,482	14,493
Debt of foreign subsidiaries	14,674	14,466

	574,046	583,763

Less: Current maturities	(13,185)	(3,673)

	560,861	580,090
Senior preferred stock	—	106,421

Total	$560,861	$686,511

Senior Credit Facility

     On November 5, 2004, the Company refinanced its previous senior credit facility by entering into a new senior credit facility with a syndicate of institutional investors, as lenders, and Credit Suisse First Boston, an affiliate of the Company, as administrative agent. The new senior credit facility provides for total commitments of $230.0 million, consisting of a $195.0 million term loan facility, or the Term Loan Facility, and a $35.0 million revolving credit facility, or the Revolving Credit Facility, with a $20.0 million sub-limit for issuance of stand-by letters of credit. The Term Loan Facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.00%, or ABR, as defined in the new senior credit facility agreement, plus 3.00%. The Revolving Credit Facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.50%, or ABR plus 3.50%. Under the new senior credit facility, the Company is required to make principal payments calculated as 1% of $195.0 million, payable each year in equal quarterly installments. The remaining principal balance is due at final maturity on the earlier of November 5, 2009 or 91 days prior to the maturity of the senior subordinated notes due May 15, 2007 (as may be refinanced, extended, or renewed), unless terminated sooner upon an event of default.

     The Company had no borrowings outstanding under its revolving credit facility and $5.3 million of stand-by letters of credit outstanding, resulting in $29.7 million of availability out of a total availability of $35.0 million under its revolving credit facility as of the end of fiscal 2004.

     The Company and its restricted domestic subsidiaries are required to guarantee amounts outstanding under the senior credit facility. The indebtedness incurred pursuant to the senior credit facility is secured by a first priority lien on substantially all of the material assets of the Company and its restricted domestic subsidiaries. The senior credit facility contains certain financial and other covenants usual and customary for a secured credit agreement.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In connection with the November 2004 refinancing, the Company fully repaid its previous senior credit facility and as a result, incurred a pre-tax loss from debt extinguishment of $4.1 million in the fourth quarter of fiscal 2004 for the write-off of unamortized debt issuance costs associated with the Company’s previous senior credit facility and related amendments.

     The Company’s previous senior credit facility was initially entered into in May 2000 with a syndicate of banks and other institutional investors, as lenders, and JPMorgan Chase Bank, as administrative agent. The previous senior credit facility was amended in March 2001, March 2002, February 2003 and March 2004. All loans of the previous senior credit facility under the most recent amendment in March 2004 bore interest at the higher of the Euro dollar rate plus 5.25%, or the prime rate of the administrative agent plus 4.25%. The Company’s final amendment to the previous senior credit facility was completed effective March 9, 2004 and included provisions to (1) extend the maturity of the Revolving Credit Facility from March 31, 2005 to December 29, 2005; (2) permanently reduce the borrowing capacity under the Revolving Credit Facility from $60.0 million to $50.0 million; (3) waive non-compliance with certain financial covenants at the end of fiscal 2003; (4) simplify the financial covenants to include only minimum consolidated EBITDA, maximum senior secured leverage and capital expenditure limits; and (5) increase the interest rate margin to 5.00% as of March 9, 2004, 5.25% as of September 30, 2004 and 6.25% as of March 31, 2005.

     The Company incurred a pre-tax loss from debt extinguishment of $4.4 million in fiscal 2003. Of this amount,$4.1 million related to the repayments and amendments to the previous senior credit facility that occurred concurrent with the issuance of the 9 3/4% senior notes and full repayment of promissory notes under a shareholder loan. See the senior notes section below. The remaining $0.3 million related to the write-off of a pro-rata portion of unamortized debt issuance costs for a $15.0 million optional prepayment made by the Company on the previous senior credit facility subsequent to the February 2003 amendment.

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

     The Company has experienced difficulty in the past satisfying financial covenants in its previous senior credit facility, negotiated amendments and obtained waivers for fiscal 2000, 2001 and 2003 due to covenant non-compliance. The Company’s ability to satisfy the covenants in its new senior credit facility is determined based on the Company’s cash flows, senior secured debt and capital expenditures, as defined by the senior credit facility. The Company may experience difficulty satisfying these covenants in the future. If the Company is unable to negotiate an amendment or secure a waiver from its lenders for any potential default, it could result in an event of default under the senior credit facility and permit a majority of the lenders to accelerate outstanding debt under the senior credit facility, terminate the Company’s revolving credit commitment and seize the cash in the Company’s operating accounts. Such acceleration would result in cross-defaults under the Company’s senior notes and senior subordinated notes. The Company was in compliance with the financial covenants in its senior credit facility as of the end of fiscal 2004.

Senior Notes

     On February 28, 2003, the Company issued $213.0 million in aggregate principal amount of 9 3/4% Senior Notes due March 1, 2010, or senior notes, with interest payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2003. The senior notes were issued at a discount of 98.8% of par that is being amortized as interest expense over the term of the notes. The senior notes are general unsecured obligations and are subordinated in right of payment to all senior indebtedness and senior in right of payment to any current or future indebtedness of the Company that, by its terms, is subordinated to the senior notes. The payments of obligations of each subsidiary guarantor are subordinated to the payment of senior indebtedness of such subsidiary guarantor. The senior notes have certain covenants that have restrictions on dividends, distributions, indebtedness, affiliate transactions and lines of business.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company may redeem the senior notes at any time on or after March 1, 2007, in whole or in part, at the option of the Company, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

Years beginning
March 1,	Percentage
2007	105.375%
2008	102.688%
2009 and thereafter	100.000%

     At any time prior to March 1, 2007, the senior notes may also be redeemed in whole, but not in part, at the option of the Company upon the occurrence of a Change in Control (as defined in the Note Indenture) at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Note Indenture) and the accrued and unpaid interest, if any, to the date of redemption. Upon a Change in Control, holders of the senior notes may require the Company to purchase all or a portion of the senior notes at a purchase price equal to 101% of their principal amount plus accrued interest, if any. Before March 1, 2007, up to 35% of the senior notes may also be redeemed at the option of the Company with the proceeds of one or more equity offerings of its Parent’s common stock at a purchase price equal to 110.75% of the principal amount plus accrued and unpaid interest, if any. In connection with certain asset dispositions, the Company may be required to use the proceeds from those asset dispositions to make an offer to repurchase the senior notes at 100% of their principal amount plus accrued and unpaid interest, if any, if the proceeds are not otherwise used to repay senior secured indebtedness or to repay indebtedness under the senior credit facility or to invest in assets related to the Company’s business.

Senior Subordinated Notes

     On November 12, 1998, the Company issued $150.0 million in aggregate principal amount of 9 3/4% Senior Subordinated Notes due May 15, 2007, or senior subordinated notes, with interest payable semi-annually on May 15 and November 15 of each year. The senior subordinated notes were issued at a discount of 98.0% of par that is being amortized as interest expense over the term of the notes. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all senior indebtedness and senior in right of payment to any current or future indebtedness of the Company that, by its terms, is subordinated to the senior subordinated notes. The payment of obligations of each subsidiary guarantor are subordinated to the payment of senior indebtedness of such subsidiary guarantor. The senior subordinated notes have certain covenants that have restrictions on dividends, distributions, indebtedness, affiliate transactions and lines of business.

     The Company may redeem the senior subordinated notes at any time, in whole or in part, at the option of the Company, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

Years beginning
May 15,	Percentage
2004	101.625%
2005 and thereafter	100.000%

Senior Preferred Stock (Redeemable)

     The Company has senior preferred stock consisting of 3,000,000 shares authorized and 1,200,000 shares issued and outstanding with an initial liquidation preference of $25 per share, or $30.0 million for all shares. The senior preferred stock was recorded on the date of issuance, or October 5, 1995, at the net proceeds of $17.1 million after deducting $12.9 million paid to the Company for 1,354,478 warrants of Parent, which were issued in connection with the senior preferred stock. Pursuant to SFAS 150, as of the beginning of fiscal 2004, the senior preferred stock was reclassified to long-term debt in the Company’s accompanying consolidated balance sheet and the related

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accretion and dividends for fiscal 2004 were recognized as interest expense in the accompanying consolidated statement of operations. See Note 3.

     The excess of the initial liquidation preference over the initial carrying value is being accreted quarterly over a 12-year period that ends September 30, 2007. Dividends on the senior preferred stock are accrued quarterly at the rate of 14.25% per annum on the most recent quarterly liquidation value of each share. The Company has not paid dividends in cash or additional shares of senior preferred stock since the issuance date. Cumulative dividends that have not been paid as of the end of fiscal 2003 and 2004 were $65.1 million and $79.4 million, respectively, and are included in the carrying amount of the senior preferred stock in the accompanying consolidated balance sheets. As of the end of fiscal 2003 and 2004, the cumulative accretion to redemption value of the senior preferred stock was $8.9 million and $9.9 million, respectively. In fiscal 2002, 2003 and 2004, the Company accrued dividends of $10.8 million, $12.4 million and $14.3 million, respectively, and recognized accretion of $1.1 million, in each of those fiscal years.

     The Company may redeem the senior preferred stock, in whole or in part at its option, at redemption prices per share, as determined by applying the percentage of liquidation value in effect at the time to the amount subject to redemption, or the carrying value and remaining accretion. The percentage of liquidation value is determined as follows:

Years beginning September 30,	Percentage of liquidation value
2004	101.425%
2005	100.000%
2006 through September 30, 2007	100.000%

     Under the Certificate of Designations, Preferences and Rights for the Company’s senior preferred stock, or the senior preferred stock certificate, the Company shall redeem all outstanding shares of senior preferred stock on September 30, 2007 at 100% of the liquidation value at this date, together with accrued and unpaid dividends. As of the end of fiscal 2004, the Company had outstanding $110.9 million of current redemption value, excluding future dividends, for its senior preferred stock assuming a scheduled redemption date of September 30, 2007. In the event of a Change of Control, as defined in the senior preferred stock certificate, the holders of senior preferred stock have the right to require the Company to redeem such senior preferred stock, in whole or in part, at a price equal to 101% of liquidation value at the Change of Control date, together with accrued and unpaid dividends.

     The senior preferred stock certificate provides that, in the event the Company is unable or shall fail to discharge its obligation to redeem all outstanding shares of its senior preferred stock upon a Change of Control or upon reaching September 30, 2007, the dividend rate shall increase by 0.25% at each quarter or portion thereof following this date until all outstanding shares have been redeemed, provided that the aggregate increase in the dividend rate shall not exceed 3%.

     The terms of the senior preferred stock certificate prohibit (1) the payment of dividends on securities ranking on parity with or junior to the senior preferred stock; and (2) redemption, repurchase or acquisition of any junior securities, with certain exceptions, in each case, unless full cumulative dividends have been paid on the senior preferred stock. Payments to preferred stockholders are currently prohibited under the Company’s senior credit facility.

     Holders of the senior preferred stock have limited voting rights customary for preferred stock and the right to elect two directors to the Company’s board of directors upon certain events such as the Company failing to declare and pay dividends on any six consecutive dividend payment dates.

Industrial Development Revenue Bonds

     On March 12, 1997, the Company issued $6.0 million of 7.25% Ottawa County Finance Authority Industrial

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Development Revenue Bonds, or the Miami Bonds. The Miami Bonds are subject to mandatory redemption, under certain circumstances, prior to maturity at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, in varying principal amounts on June 1 of each year from 2007 through 2017. The Miami Bonds are senior secured obligations of the Company and effectively rank senior to the Company’s unsecured debt to the extent of the value of the assets that serve as collateral and otherwise rank on a parity in right of payment with all other senior indebtedness of the Company.

     On July 24, 1998, the Company issued $9.0 million of 6.25% Oklahoma Development Finance Authority Industrial Development Revenue Bonds, Series 1998, or the Clinton Bonds, through the Oklahoma Development Finance Authority. The Clinton Bonds are subject to mandatory redemption prior to maturity, under certain circumstances, at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, in varying principal amounts on July 15 of each year from 2018 through 2023. The Clinton Bonds are senior secured obligations of the Company and effectively rank senior to the Company’s unsecured debt to the extent of the value of the assets that serve as collateral and otherwise rank on a parity in right of payment with all other senior indebtedness of the Company. On July 24, 1998, the Clinton Bonds were purchased by the Company’s wholly-owned subsidiary, DPC Investment Corp., which sold the bonds on May 6, 1999 at a net price of $8.7 million.

Debt of Foreign Subsidiaries

     On June 17, 2004, the Company refinanced its previous FIH (Finansierings Instituttet for Industri og Handvaerk A/S, a Danish lender) loans, denominated in Euro (€), and the majority of its Danish Krona, or DKK, denominated debt by entering into a new FIH loan, denominated in Euro. As of the end of fiscal 2004, the outstanding balance on the new FIH loan was €10.5 million ($14.3 million assuming a Euro to U.S. dollar exchange rate of 1.3604). The new FIH loan has a fixed interest rate of 5.05% for the life of the loan. Principal payments on the new FIH loan are due quarterly through the final maturity in 2012.

     The Company’s previous Euro-denominated FIH loans had an outstanding balance of €7.8 million ($9.8 million assuming a Euro to U.S. dollar exchange rate of 1.2495) and an interest rate of 5.4% as of the end of fiscal 2003. The Company’s previous DKK-denominated loans had an outstanding balance of DKK 28.7 million ($4.8 million assuming a DKK to U.S. dollar exchange rate of 5.9579) as of the end of fiscal 2003 and had interest rates ranging from 4.14% to 7.80% through maturity.

Annual Maturities of Long-Term Debt

     A summary of the annual maturities of long-term debt as of the end of fiscal 2004 follows (in thousands):

		Maturities by fiscal year
							2010 and
	Final maturity	2005	2006	2007	2008	2009	thereafter	Total
Term loan facility	February 13, 2007	$1,950	$1,950	$190,613	$—	$—	$—	$194,513
Senior notes	March 1, 2010	—	—	—	—	—	211,144	211,144
Senior subordinated notes	May 15, 2007	—	—	149,147	—	—	—	149,147
Other	Various	1,723	1,770	2,213	2,361	2,514	18,378	28,959

		$3,673	$3,720	$341,973	$2,361	$2,514	$229,522	$583,763
Senior preferred stock	September 30, 2007	—	—	106,421	—	—	—	106,421

Total		$3,673	$3,720	$448,394	$2,361	$2,514	$229,522	$690,184

(9) Fair Value of Financial Instruments

     A summary of the estimated fair value of financial instruments, other than current assets and liabilities, follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	End of fiscal
	2003		2004
	Book value	Estimated fair value	Book value	Estimated fair value
Long-term debt:
Revolving credit facility	$16,000	$16,000	$—	$—
Term loan facilities	169,322	169,766	194,513	197,431
Senior notes	210,779	219,210	211,144	225,924
Senior subordinated notes	148,789	133,910	149,147	146,910
Senior preferred stock	—	—	106,421	106,421
Other	29,156	29,156	28,959	28,959

Total	$574,046	$568,042	$690,184	$705,645

Commodity derivative instruments asset (liability):	$1,395	$1,395	$232	$232

     The fair value of long-term debt was determined based on the traded market price, where available, on the date closest to the Company’s fiscal year end. The Company considers the carrying value of its Revolving Credit Facility and other long-term debt to approximate fair value.

(10) Common Stock and Warrants of Parent

     Parent’s common stock consists of two classes, Class A Common Stock and Class B Common Stock. The Class A and Class B Common Stock are identical except the Class B Common Stock has no voting rights. The Class B Common Stock is convertible into shares of Class A Common Stock at any time at the option of the holder thereof. Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record on all matters submitted to a vote of stockholders. The holders of Class A Common Stock do not have cumulative voting rights in the election of members to the Parent’s board of directors. The holders of Common Stock have no preemptive, subscription, redemptive or conversion rights, except that holders of Class B Common Stock may at their option, convert their shares into Class A Common Stock.

     Parent issued warrants of Class A Common Stock in connection with the Company’s issuance of senior preferred stock in 1995 and a shareholder loan of the Company in 2001 that has been subsequently repaid. The holders of these warrants have the right to pay an exercise price of $0.01 for each warrant and within 60 days of making such payment to receive one share of Class A Common Stock for each warrant exercised. The warrants are considered exercisable upon issuance as no vesting period exists. As of the end of fiscal 2004, 14,384,519 warrants of Parent were outstanding and unexercised.

(11) Stock Option Plan of Parent

      Certain employees of the Company are covered under two stock-based employee compensation plans of the Company’s Parent, the 1996 Stock Option Plan and the 1999 Stock Incentive Plan. Under these plans, each stock option granted allows for the purchase of one share of Parent’s Class A Common Stock upon vesting and expires ten years from the date of grant. In connection with the adoption of the 1999 Stock Incentive Plan, no new grants can be made under the 1996 Stock Option Plan. Substantially all grants have a time-vesting schedule pursuant to which 50% of an individual’s stock options vest two years after the grant date, 25% will vest after the third year, and the remaining 25% will vest after the fourth year.

      In fiscal 2001, Parent approved the repricing of certain vested and unvested stock options under the 1996 Stock Option Plan and the 1999 Stock Incentive Plan. All eligible stock options that had an exercise price exceeding $2.50 per share were given a new exercise price of $2.50 per share and the vesting period was restarted. The repricing involved a surrender of 1,516,300 eligible stock options in exchange for the granting of new stock options covering an equivalent number of shares at $2.50 per share. The repricing triggered a new measurement date for the awards. Stock options that have been granted subsequent to the repricing in fiscal 2001 have been issued at an exercise price of $2.57 per share and are accounted for as fixed plan awards.

      A summary of the activity associated with the stock option plans follows:

	Number of	Weighted-average
	options	exercise price
Outstanding at end of fiscal 2001	3,876,627	$2.50
Granted	20,000	2.50
Exercised	(7,595)	2.50
Forfeited	(85,032)	2.50

Outstanding at end of fiscal 2002	3,804,000	2.50
Granted	725,000	2.57
Exercised	—	—
Forfeited	(333,650)	2.50

Outstanding at end of fiscal 2003	4,195,350	2.51
Granted	135,000	2.57
Exercised	—	—
Forfeited	(591,200)	2.51

Outstanding at end of fiscal 2004	3,739,150	2.51

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      Under the 1999 Stock Incentive Plan, 4,200,000 shares are authorized for issuance. At the end of fiscal 2002, 2003 and 2004, Parent had a total number of options exercisable of 352,862, 1,956,273 and 2,303,884, respectively, under its stock option plans. The weighted-average exercise price of options exercisable was $2.50 in each of fiscal 2002, 2003 and 2004. At the end of fiscal 2004, Parent had 2,969,150 options outstanding at an exercise price of $2.50 and a weighted-average remaining contractual life of seven years, and 770,000 options outstanding at an exercise price of $2.57 and a weighted-average remaining contractual life of nine years under its stock option plans.

      The Company and its Parent have elected to continue to follow APB 25, as permitted by SFAS 123, to account for fixed stock awards granted to employees. Using the intrinsic value method, the Company did not recognize any compensation expense in fiscal 2002, 2003 or 2004 related to stock options. Under SFAS 123, the Company has the option to use the minimum fair value method, which requires the use of option valuation models, to determine compensation expense related to its stock awards granted to employees or is otherwise required to make pro forma disclosures on the impact of using this method on net income (loss) and net income (loss) available to common shares. See the section on stock-based compensation in Note 1. To determine the required pro forma disclosures, the Company uses the Black-Scholes Option Pricing Model to estimate the fair value of its employee stock options. In addition, the Company used the assumptions of a weighted-average risk-free rate of return of 3.6%, 4.2%, and 4.3% for fiscal 2002, 2003, and 2004, respectively, an expected life for options outstanding of ten years, and zero volatility. These assumptions yielded a fair value per share for options granted of $0.83 for fiscal 2002 and a minimal amount for each of fiscal 2003 and 2004.

(12) Accumulated Other Comprehensive Income (Loss)

     A summary of accumulated other comprehensive income (loss) follows (in thousands):

	Foreign		Unrealized and	Accumulated other
	currency	Minimum pension	realized gains	comprehensive
	translation	liability, net	(losses), net	income (loss)
Balances at end of fiscal 2001	$(6,317)	$—	$(1,290)	$(7,607)
Other comprehensive income (loss)	22,792	(5,584)	(43)	17,165

Balances at end of fiscal 2002	16,475	(5,584)	(1,333)	9,558
Other comprehensive income restated	31,021	569	1,333	32,923

Balances at end of fiscal 2003 restated	47,496	(5,015)	—	42,481
Other comprehensive income (loss)	20,243	(74)	—	20,169

Balances at end of fiscal 2004	$67,739	$(5,089)	$—	$62,650

(13)	Operating Leases

     The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions, including usual and customary renewal and fair value purchase options. A summary of the future annual minimum lease payments required under these lease commitments as of the end of the fiscal 2004 follows (in thousands):

Minimum
Years ending	annual payments
2005	$5,203
2006	3,076
2007	2,366
2008	2,237
2009	1,417
2010 and thereafter	3,299

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Rent expense was $6.0 million, $7.2 million and $6.4 million in fiscal 2002, 2003 and 2004, respectively.

(14) Other Operating Expenses

     A summary of other operating expenses follows (in thousands):

	Fiscal
	2002	2003	2004
Other operating expenses:
Transaction and other costs	$1,447	$—	$333
Litigation settlements	—	—	(612)

Restructuring costs:
Plant closure costs	—	—	3,820
Severance	—	—	3,157
Asset impairments	—	7,727	215
Revisions to estimates	—	(500)	65

Total restructuring costs	—	7,227	7,257

Total other operating expenses	$1,447	$7,227	$6,978

Transaction and Other Costs

     Fiscal 2002 transaction and other costs included $0.8 million related to the write-off of costs for the Company’s postponed senior note offering, which was subsequently completed, and $0.6 million of expenses related to an abandoned strategic initiative.

Litigation Settlements

     Fiscal 2004 litigation settlements included $0.6 million of income from an arbitration award and $0.7 million of proceeds received from a lawsuit settlement, partially offset by $0.7 million paid by the Company to a former vendor as settlement costs.

Restructuring Costs

     Fiscal 2003 restructuring costs consisted of $5.3 million related to the Company’s European restructuring plan, $2.4 million related to a divestiture and $0.5 million of net positive revisions to estimates of previously accrued restructuring costs. In December 2003, the Company finalized plans to consolidate its wet pet food operations in Vrä, Denmark into its facility in Esbjerg, Denmark and its recently expanded facility in Carat, Austria during fiscal 2004. As a result, the Company recorded asset impairments of $5.3 million for the building and certain equipment from the Vrä, Denmark facility to be disposed of or sold. In January 2004, the Company divested its 51% interest in Crona, which owns a manufacturing facility in Tver, Russia, and recorded asset impairments of $2.4 million in the fourth quarter of fiscal 2003 based on an evaluation of the net assets of this facility. The Company’s net positive revisions to estimates of previously accrued restructuring costs primarily related to plant closures in prior years.

     Fiscal 2004 restructuring costs consisted of $7.0 million related to the Company’s European restructuring plan and $0.3 million related to domestic plant closures. In fiscal 2004, the Company expanded its European restructuring plan to include the reorganization of certain European subsidiaries to more efficiently manage its foreign operations and reduce selling, general and administrative expenses. The Company recorded $3.2 million of severance costs, $2.5 million of installation costs for transferred equipment from the Vra, Denmark facility and $1.3 million of costs for manufacturing inefficiencies during the transition period. The Company completed its European

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

restructuring plan in the fourth quarter of fiscal 2004. In addition, the Company had impairment of $0.2 million primarily related to machinery and equipment at a U.S. distribution facility that was closed during fiscal 2004 and net revisions to estimates of previously accrued restructuring costs of $0.1 million primarily related to plant closures in prior years.

     A summary of the activity for the Company’s accrued restructuring costs for fiscal 2002, 2003 and 2004 follows (in thousands):

Balance at end of fiscal 2001	$4,784
Cash payments and other	(2,032)

Balance at end of fiscal 2002	2,752
Revisions to estimates	(500)
Cash payments and other	(1,098)

Balance at end of fiscal 2003	1,154
Plant closure costs	3,820
Severance	3,157
Revisions to estimates	65
Cash payments and other	(7,474)

Balance at end of fiscal 2004	$722

     The future expected payout of the Company’s accrued restructuring costs, primarily for severance, as of the end of fiscal 2004 follows (in thousands):

Fiscal years ending
2005	$655
2006	67

Total	$722

(15) Income Taxes

     The restatement of the Company’s previously issued fiscal 2003 consolidated financial statements resulted in no net impact to income tax expense in its fiscal 2003 consolidated statements of operations and no net impact to the net deferred tax assets in its consolidated balance sheet as of the end of fiscal 2003. The additional pre-tax income of $9.1 million due to the restatement decreased the Company’s U.S. federal NOL carryforwards by $9.1 million and resulted in a decrease in the deferred tax asset arising from those NOL carryforwards of $3.5 million, which was fully offset by a $3.5 million reduction in the Company’s U.S. valuation allowance.

     A summary of income tax expense (benefit) follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fiscal
	2002	2003 restated	2004
Current:
Federal	$(625)	$—	$—
State and local	—	—	—
Foreign	1,153	1,395	709

Net current tax expense	528	1,395	709

Deferred:
Federal	2,603	19,740	3,453
State and local	363	3,600	630
Foreign	(1,708)	304	332

Net deferred tax expense	1,258	23,644	4,415

Total income tax expense	$1,786	$25,039	$5,124

     A summary of income (loss) before income taxes by domestic and foreign source follows (in thousands):

	Fiscal
	2002	2003 restated	2004
Domestic	$22,404	$(2,211)	$(19,095)
Foreign	(5,347)	(18,125)	(21,373)

Total	$17,057	$(20,336)	$(40,468)

     Income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 35% to pre-tax income (loss) as follows (in thousands):

	Fiscal
	2002	2003 restated	2004
Computed “expected” federal tax expense (benefit)	$5,970	$(7,118)	$(14,164)
State and local tax expense	236	2,340	409
Foreign tax expense (benefit)	(4,462)	1,271	382
Senior preferred stock	—	—	5,379
Meals and entertainment, and other	42	84	59
Change in valuation allowance	—	28,462	13,059

Total	$1,786	$25,039	$5,124

     A summary of the income tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	End of fiscal
	2003 restated	2004
Current deferred tax assets (liabilities):
Accounts receivable	$683	$652
Inventories	1,255	1,795
Accrued liabilities and other allowances	2,860	5,203
Valuation allowance	(2,900)	(5,236)

Net current deferred tax assets	$1,898	$2,414

Noncurrent deferred tax assets (liabilities):
Net operating loss carryforwards	$46,020	$55,653
Property, plant and equipment	(24,393)	(22,721)
Goodwill and other assets	(22,747)	(26,634)
Accumulated other comprehensive income	3,194	3,240
Foreign assets	14,257	11,761
Foreign liabilities	(8,676)	(5,400)
Other	499	662
Valuation allowance	(36,678)	(50,202)

Net noncurrent deferred tax liabilities	(28,524)	(33,641)

Total net deferred tax liabilities	$(26,626)	$(31,227)

      At the end of fiscal 2004, the Company had current U.S. federal and state income tax receivables totaling $0.7 million and a current foreign income tax payable of $0.8 million. The Company’s gross deferred tax assets, including federal, foreign, state and local net operating loss, or NOL, carryforwards, were $68.8 million and $79.0 million as of the end of fiscal 2003 and 2004, respectively, and its gross deferred tax liabilities were $55.8 million and $54.8 million, respectively. As of the end of fiscal 2003 and 2004, the Company’s federal NOL carryforwards were $117.4 million and $142.2 million, respectively, and its foreign NOL carryforwards were $2.2 million and $0.9 million, respectively. The Company’s federal and state NOL carryforwards as of the end of fiscal 2004 resulted in deferred tax assets of $55.7 million, which are available to offset future taxable income through 2024. The Company’s foreign NOL carryforwards as of the end of fiscal 2004 resulted in deferred tax assets of $0.3 million.

     In assessing the realizability of the Company’s deferred tax assets, management determines whether it is more likely than not that some portion or all existing deferred tax assets will not be realized in future periods. If management concludes in the future that it is more likely than not the Company will not generate sufficient future taxable income to realize a tax benefit for the deductible temporary differences, the deferred tax assets would be reduced by a valuation allowance to the amount that is more likely than not to be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     Primarily due to the magnitude of operating losses in fiscal 2003 and 2004 and the variability of historical earnings, management has determined the Company no longer meets the “more likely than not” recoverability criteria necessary to recognize deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. The Company’s consolidated valuation allowance against its domestic and foreign deferred tax assets was $39.6 million and $55.4 million as of the end of fiscal 2003 and 2004, respectively. During fiscal 2003 and 2004, the Company recognized increases in the valuation allowance of $31.7 million and $14.5 million, respectively, against its U.S. federal and state deferred tax assets. The Company recognized increases in the valuation allowance against its foreign deferred tax assets of $7.3 million and $1.3 million in fiscal 2003 and 2004, respectively. The $1.3 million increase in foreign valuation allowance in fiscal 2004 includes a $6.3 million reduction of a previously recorded valuation allowance due to the elimination of a deferred tax asset from a tax law change in one of the foreign jurisdictions in which the Company operates.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Cumulative undistributed earnings of the Company’s foreign operations were $18.2 million and $19.1 million as of the end of fiscal 2003 and 2004, respectively. These earnings are considered indefinitely reinvested and, accordingly, no deferred taxes have been recognized. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. Determination of the amount of unrecognized deferred tax liability is not practical because of complexities in tax laws and assumptions associated with its calculation.

     In December 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, or FSP 109-2. The American Jobs Creation Act of 2004, or the Act, creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain dividends from foreign subsidiaries. Due to limitations of the deduction and uncertainty on how to interpret the numerous provisions in the Act, FSP 109-2 allows companies to delay decisions regarding its plan for reinvestment or repatriation of foreign earnings. As such, the Company has not decided on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States.

(16) Employee Benefit Plans

Pension and Postretirement Plans

     The Company has a defined benefit, non-contributory inactive pension plan which was frozen on May 28, 1998. As a result, future benefits no longer accumulate and the Company no longer incurs service cost related to the plan. The Company’s funding policy for this inactive plan is to make the minimum annual contribution required by applicable regulations. The Company’s only active pension plan covered 42 union employees at one of its facilities as of the end of fiscal 2004. The Company also has a postretirement healthcare plan that provides medical coverage for eligible retirees and their dependents. The Company pays benefits under this plan when due and does not fund its plan obligations as they accrue; therefore, there are no plan assets. The Company uses a December 31 measurement date for its pension and postretirement plans.

     A summary of the benefit obligations and funded status for the Company’s pension and postretirement plans follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Pension benefits		Postretirement benefits
	2003	2004	2003	2004
Change in benefit obligation:
Benefit obligation, beginning of year	$16,485	$17,262	$5,038	$5,014
Service cost	29	34	19	11
Interest cost	1,072	1,049	313	259
Plan participants’ contributions	—	—	168	182
Benefits paid	(1,273)	(1,247)	(605)	(424)
Actuarial loss	848	1,078	225	385
Amendments	101	30	(144)	(1,410)

Benefit obligation, end of year	17,262	18,206	5,014	4,017

Change in plan assets:
Fair value of plan assets, beginning of year	15,406	16,562	—	—
Employer contributions	140	83	437	242
Plan participants’ contributions	—	—	168	182
Actual return on plan assets	2,289	1,625	—	—
Benefits paid	(1,273)	(1,247)	(605)	(424)

Fair value of plan assets, end of year	16,562	17,023	—	—

Funded status	(700)	(1,183)	(5,014)	(4,017)
Unrecognized net loss	8,209	8,328	1,662	1,905
Unrecognized prior service cost	173	192	(383)	(1,605)
Unrecognized transition obligation	53	49	—	—

Net amount recognized	$7,735	$7,386	$(3,735)	$(3,717)

     The Company uses alternative methods to amortize unrecognized prior service cost and unrecognized net (gain) loss associated with its pension and postretirement plans. Under the pension plans, unrecognized prior service cost is amortized using the straight-line method and unrecognized net (gain) loss is amortized over the average remaining life of active participants to the extent that this average exceeds 10% of the greater of the benefit obligation or the fair value of the plans’ assets. Under the postretirement plan, unrecognized prior service cost and unrecognized net (gain) loss are amortized using the straight-line method.

     A summary of the amounts recognized in the accompanying consolidated balance sheets follows (in thousands):

	Pension benefits		Postretirement benefits
	2003	2004	2003	2004
Accrued benefit costs	$(700)	$(1,183)	$(3,735)	$(3,717)
Intangible asset	226	241	—	—
Accumulated other comprehensive loss	8,209	8,328	—	—

Net amount recognized	$7,735	$7,386	$(3,735)	$(3,717)

     A summary of the pension plans’ benefit obligation in excess of the fair value of plan assets as of the end of the year follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Pension benefits
	2003	2004
Projected benefit obligation	$17,262	$18,206
Accumulated benefit obligation	17,262	18,206
Fair value of plan assets	16,562	17,023

     A summary of the weighted-average assumptions used to determine benefit obligations as of the end of the year follows:

	Pension benefits		Postretirement benefits
	2003	2004	2003	2004
Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A

     A summary of the net periodic (benefit) cost follows (in thousands):

	Pension benefits			Postretirement benefits
	2002	2003	2004	2002	2003	2004
Service cost	$20	$29	$34	$15	$19	11
Interest cost	1,104	1,072	1,049	308	313	259
Expected return on plan assets	(1,494)	(1,246)	(1,336)	—	—	—
Recognition of actuarial loss	291	736	670	—	—	—
Amortization	9	13	15	(10)	26	(46)

Net periodic (benefit) cost	$(70)	$604	$432	$313	$358	$224

Increase (decrease) in minimum pension liability included in other comprehensive income	$9,140	$(931)	$119	N/A	N/A	N/A

     A summary of the weighted-average assumptions used by the Company to determine net periodic (benefit) cost follows:

	Pension benefits			Postretirement benefits
	2002	2003	2004	2002	2003	2004
Discount rate	7.60%	6.75%	6.25%	7.60%	6.75%	6.25%
Expected long-term rate of return on plan assets	8.45%	8.42%	8.41%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

     The Company’s weighted-average asset allocations by asset category for its pension plans as of the end of the year follows:

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Target asset	Percentage of plan assets
	allocation	2003	2004

Asset categories:
Equity securities	40-70%	65%	69%
Debt securities	25-40%	34%	30%
Other	0-5%	1%	1%

Total		100%	100%

     The expected long-term rate of return for the Company’s pension plan assets is based on current expected long-term inflation and historical rates of return on equities and fixed income securities, taking into account the investment policy under the plan. The expected long-term rate of return is weighted based on the target allocation for each asset category. Equity securities are expected to return between 10% and 11% and debt securities are expected to return between 4% and 7%. The Company expects its pension plan asset managers will provide a premium of approximately 0.5% to 1.0% per annum to the respective market benchmark indices.

     The Company’s investment policy related to its pension plans is to provide for growth of capital with a moderate level of volatility by investing in accordance with the target asset allocations stated above. The Company reviews its investment policy, including its target asset allocations, on a semi-annual basis to determine whether any changes in market conditions or amendments to its pension plans require a revision to its investment policy.

     A summary of the healthcare cost trend rate assumptions used by the Company to determine postretirement benefit obligations as of the end of the year follows:

	2003	2004

Healthcare cost trend rate assumed for next year	12.50%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2008	2008

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Company’s postretirement plan. A one percentage point change in assumed healthcare cost trend rates would have the following impact (in thousands):

	2002		2003		2004
	One percentage point		One percentage point		One percentage point
	Increase	Decrease	Increase	Decrease	Increase	Decrease

Impact on service and interest costs	$34	$(29)	$36	$(30)	$23	$(20)
Impact on postretirement benefit obligation	430	(371)	530	(443)	364	(317)

     The Company expects to contribute $0.1 million to its active pension plan and $0.3 million to its postretirement plan in fiscal 2005. In addition, the Company expects that employee contributions to its postretirement plan will approximate $0.2 million in fiscal 2005.

     The estimated future benefit payments reflecting future service as of the end of 2004 for the Company’s pension and postretirement plans follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension	Postretirement
Years ending	benefits	benefits

2005	$1,175	$316
2006	1,160	331
2007	1,138	345
2008	1,116	361
2009	1,110	361
2010 - 2014	5,514	1,651

Defined Contribution Plans

     The Company has a defined contribution plan called the Doane Pet Care Retirement Savings Plan which was adopted on January 1, 2000 and was formed through the merger of two predecessor plans. The merged plan was amended and restated and is intended to be a qualified plan under the Internal Revenue Code. The plan provides coverage for eligible employees and permits employee contributions from 1% to 60% of pre-tax earnings, subject to annual dollar limits set by the IRS. The Company matches 50% of the first 6% of the employee contribution with a provision for other contributions at the discretion of the board of directors of the Company. Participant vesting for the employer’s matching contributions are 25% per year for each of the first four years of an employee’s service. Thereafter, all employer contributions are fully vested. The Company contributed $1.0 million to the Doane Pet Care Retirement Savings Plan in each of fiscal 2002, 2003 and 2004.

     The Company also has a plan called the Doane Pet Care Savings and Investment Plan — Union Plan which was adopted on June 1, 1998 and covers eligible union employees at the Joplin, Missouri and Muscatine, Iowa facilities. This plan is intended to be a qualified retirement plan under the Internal Revenue Code. The plan permits employee contributions between 1% and 60% of pre-tax earnings, subject to annual dollar limits set by the IRS, and provides for a variety of investment options. The Company does not contribute to this plan.

(17)	Salary Continuation and Deferred Compensation Agreements

     The Company has salary continuation agreements with 19 persons as of the end of fiscal 2004. Under these agreements, participants who reach age 55 and have 10 years of service with the Company begin vesting in their benefits, which are payable in 10 equal annual installments after retirement. The salary continuation agreements also include a death benefit such that in the event of a participant’s death, the beneficiary would receive an annual death benefit over the longer of 10 years or the number of years from the year of death to the year in which the participant would have reached age 65. In addition, the Company has a deferred compensation agreement with a former employee that provides for payments over 10 consecutive years, of which four years and two months remain as of the end of fiscal 2004. The Company had an expected future liability equal to the present value of future payments under its salary continuation and deferred compensation agreement of $2.6 million and $2.5 million as of the end of fiscal 2003 and 2004, respectively, which is recognized in other long-term liabilities in the accompanying consolidated balance sheets.

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Segment Data

     The Company has manufacturing and distribution facilities in two distinct geographical markets, North America and Europe. Its operations in both of these markets have similar manufacturing and distribution processes, products, services and customer types as well as similar economic characteristics. Long-lived assets of the Company are attributed to individual countries on the basis of where these assets are domiciled. The Company’s net sales are attributed to individual countries on the basis of where its products are manufactured. A summary of long-lived assets and net sales by geographical segment follows (in thousands):

	End of fiscal
	2003	2004

Long-lived assets:
North America:
United States	$424,477	$415,073

Europe:
Denmark	181,753	188,309
Spain	33,472	38,354
United Kingdom	7,173	6,805

Total Europe	222,398	233,468

Total long-lived assets	$646,875	$648,541

	Fiscal
	2002	2003	2004

Net sales:
North America:
United States	$692,237	$758,459	$763,226

Europe:
Denmark	151,354	201,827	207,946
Spain	33,676	38,897	61,593
United Kingdom	10,066	14,682	18,476

Total Europe	195,096	255,406	288,015

Total net sales	$887,333	$1,013,865	$1,051,241

     See Note 25 for condensed financial statements of the Company’s guarantor subsidiaries, which comprise its North American geographical segment and non-guarantor subsidiaries, which comprise its European geographical segment.

(19) Major Customer

     In fiscal 2002, 2003 and 2004, the same customer accounted for 44%, 42% and 43%, respectively, of the Company’s net sales in the accompanying consolidated statements of operations. The Company does not have a long-term contract with this customer. Trade accounts receivable with this customer were 24% and 35% of consolidated accounts receivable, net, in the accompanying consolidated balance sheets as of the end of fiscal 2003 and 2004, respectively. The loss of this customer, or a significant decrease or change in business with this customer, would have a material adverse impact on the Company’s financial position, results of operations and liquidity.

(20) Supplemental Cash Flow Information

     Supplemental cash flow information for fiscal 2002, 2003 and 2004 follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal
	2002	2003	2004

Cash paid during the year:
Interest	$48,226	$55,584	$52,630
Income taxes	236	1,447	985

Schedule of non-cash investing and financing activities:
Unrealized gain (loss) on interest rate derivatives	2,347	(2,182)	—
Unrealized gain (loss) on foreign currency derivatives	625	—	—
Foreign currency translation on Euro-denominated debt designated as hedge of net investment in Europe	(11,553)	(7,491)	(1,215)

(21) Related Party Transactions

     J.P. Morgan Partners (BHCA), L.P., or JPMP, and one of its affiliates own shares of senior preferred stock of the Company and common stock and warrants of Parent. JPMP is a party to the investors’ agreement, and in accordance with that agreement, designated two individuals to the boards of directors of the Company and Parent. JPMP is an affiliate of JP Morgan Chase Bank (JPM). JPM and its affiliates have received payments of fees for various investment banking and commercial banking services, as described below, that were provided to the Company and Parent. Such fees totaled $0.5 million, $2.1 million and $0.5 million in fiscal 2002, 2003 and 2004, respectively.

     DLJ Merchant Banking Partners, L.P., or DLJMBP, and certain of its affiliates own shares of common stock and warrants of Parent. DLJMBP and certain affiliates are parties to the investors’ agreement, and in accordance with that agreement, designated one individual to the boards of directors of the Company and Parent. DLJMBP is an affiliate of Credit Suisse First Boston LLC., or CSFB. CSFB and its affiliates have received payments of fees for various investment banking and commercial banking services, as described below, that were provided to the Company and Parent. Such fees totaled $3.3 million and $5.2 million in fiscal 2003 and 2004, respectively. No fees were paid to CSFB in fiscal 2002.

     CSFB and an affiliate of JPM were joint book-running managers in the Company’s offering of 9 3/4% senior notes. Affiliates of JPMP were holders of $16.9 million of promissory notes under a shareholder loan that were fully repaid with a portion of the net proceeds from the sale of the 9 3/4% senior notes. JPM served as the administrative agent and a lender under the Company’s previous senior credit facility. An affiliate of CSFB was the syndication agent and a lender under the previous senior credit facility. An affiliate of CSFB is the sole administrative agent, book-runner and lead arranger under the Company’s new senior credit facility.

     In addition to promissory notes under the shareholder loan that were held by JPMP and related persons, as discussed above, affiliates of other persons known to the Company to beneficially own more than 5% of the common stock of Parent also held promissory notes under the shareholder loan. Bruckmann, Rosser, Sherrill & Co., L.P. received $7.5 million, Summit Capital Inc. received $2.3 million and PNC Capital Corp. received $1.2 million of the net proceeds from the sale of the 9 3/4% senior notes. In addition, certain executive officers of the Company each received $0.1 million from the repayment of their promissory notes under the shareholder loan in connection with the sale of the 9 3/4% senior notes.

(22) Commitments and Contingencies

     The Company is a party, in the ordinary course of business, to claims and litigation. In management’s opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

operations or cash flows of the Company.

     In the first quarter of fiscal 2005, the Company received $3.2 million related to litigation settlements. The Company will recognize this income as other operating income in its consolidated financial statements for the first quarter of fiscal 2005.

(23) Quarterly Financial Data (Unaudited)

     A summary of quarterly results for fiscal 2003 and 2004 and a reconciliation of the previously reported and restated amounts for fiscal 2003 follows (in thousands):

	First quarter fiscal 2003
	Previously
	reported	Adjustment	Restated

Net sales	$259,949	$—	$259,949
Gross profit	45,360	—	45,360
Net loss	(7,874)	7,823	(51)
Net loss available to common shares	(11,089)	7,823	(3,266)

	Second quarter fiscal 2003
	Previously
	reported	Adjustment	Restated

Net sales	$234,476	$—	$234,476
Gross profit	38,509	—	38,509
Net loss	(3,404)	190	(3,214)
Net loss available to common shares	(6,723)	190	(6,533)

	Third quarter fiscal 2003
	Previously
	reported	Adjustment	Restated

Net sales	$243,810	$—	$243,810
Gross profit	36,840	—	36,840
Net loss	(10,636)	898	(9,738)
Net loss available to common shares	(14,064)	898	(13,166)

	Fourth quarter fiscal 2003
	Previously
	reported	Adjustment	Restated

Net sales	$275,630	$—	$275,630
Gross profit	41,578	—	41,578
Net loss	(32,516)	144	(32,372)
Net loss available to common shares	(36,056)	144	(35,912)

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2004
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Net sales	$270,880	$258,338	$250,977	$271,046
Gross profit	40,818	33,137	32,812	48,283
Net loss	(7,807)	(17,737)	(15,225)	(4,823)
Net loss available to common shares	(7,807)	(17,737)	(15,225)	(4,823)

(24) Other Supplemental Information

      A summary of activity in the Company’s valuation allowances for accounts receivable follows (in thousands):

	Beginning
Fiscal	balances	Provisions	Write-offs	Ending balances

2002	$7,604	$4,251	$(7,830)	$4,025
2003	4,025	3,655	(5,642)	2,038
2004	2,038	3,033	(2,329)	2,742

(25) Financial Information Related to Guarantor Subsidiaries

      The Company’s guarantor subsidiaries are wholly-owned domestic subsidiaries who have jointly and severally guaranteed on a full and unconditional basis all of the Company’s senior notes and senior subordinated notes. The guarantor subsidiaries are minor subsidiaries of the Company’s domestic operations that have no material operations of their own; and therefore, no separate information for these subsidiaries is presented. The financial information presented below in the guarantor columns is substantially that of the Company, excluding its European operations. The financial information presented below in the non-guarantor columns consist of the Company’s non-guarantor subsidiaries, which are its wholly-owned European subsidiaries. See Note 8.

      Condensed consolidated financial information follows (in thousands, except share and par value amounts):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET

	End of fiscal 2003 restated
		Non-	Intercompany
	Guarantor	guarantor	eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$25,939	$3,354	$—	$29,293
Accounts receivable, net	35,639	55,930	—	91,569
Inventories, net	43,616	25,003	—	68,619
Deferred tax assets	1,898	—	—	1,898
Prepaid expenses and other current assets	10,727	3,663	—	14,390

Total current assets	117,819	87,950	—	205,769
Property, plant and equipment, net	156,697	109,760	—	266,457
Goodwill	214,437	104,219	—	318,656
Trademarks	53,343	8,419	—	61,762
Other assets	241,749	12,396	(220,875)	33,270

Total assets	$784,045	$322,744	$(220,875)	$885,914

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$8,952	$4,233	$—	$13,185
Accounts payable	52,006	48,506	—	100,512
Accrued liabilities	38,570	11,798	—	50,368

Total current liabilities	99,528	64,537	—	164,065
Long-term debt, excluding current maturities	550,420	165,251	(154,810)	560,861
Deferred tax liabilities	26,161	2,363	—	28,524
Other long-term liabilities	8,863	—	—	8,863

Total liabilities	684,972	232,151	(154,810)	762,313

Senior Preferred Stock (Redeemable), 3,000,000 shares authorized, 1,200,000 shares issued and outstanding, $97,801 current redemption value	91,052	—	—	91,052

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	67,040	(67,040)	115,674
Accumulated other comprehensive income (loss)	(23,266)	64,772	975	42,481
Accumulated deficit	(84,387)	(41,219)	—	(125,606)

Total stockholder’s equity	8,021	90,593	(66,065)	32,549

Total liabilities and stockholder’s equity	$784,045	$322,744	$(220,875)	$885,914

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET

	End of fiscal 2004
		Non-	Intercompany
	Guarantor	guarantor	eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$24,963	$3,884	$—	$28,847
Accounts receivable, net	48,660	63,785	—	112,445
Inventories, net	39,406	28,915	—	68,321
Deferred tax assets	2,414	—	—	2,414
Prepaid expenses and other current assets	6,128	910	—	7,038

Total current assets	121,571	97,494	—	219,065
Property, plant and equipment, net	147,293	110,777	—	258,070
Goodwill	214,437	113,517	—	327,954
Trademarks	53,343	9,174	—	62,517
Other assets	267,224	14,436	(247,360)	34,300

Total assets	$803,868	$345,398	$(247,360)	$901,906

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$1,950	$1,723	$—	$3,673
Accounts payable	52,131	50,018	—	102,149
Accrued liabilities	46,623	12,616	—	59,239

Total current liabilities	100,704	64,357	—	165,061

Long-term debt, excluding current maturities	567,347	165,574	(152,831)	580,090
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized, 1,200,000 shares issued and outstanding, $110,942 current redemption value	106,421	—	—	106,421

Total long-term debt	673,768	165,574	(152,831)	686,511

Deferred tax liabilities	30,714	2,927	—	33,641
Other long-term liabilities	9,567	—	—	9,567

Total liabilities	814,753	232,858	(152,831)	894,780

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	95,861	(95,861)	115,674
Accumulated other comprehensive income (loss)	(24,555)	85,873	1,332	62,650
Accumulated deficit	(102,004)	(69,194)	—	(171,198)

Total stockholder’s equity	(10,885)	112,540	(94,529)	7,126

Total liabilities and stockholder’s equity	$803,868	$345,398	$(247,360)	$901,906

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal 2002
		Non-
	Guarantor	guarantor	Consolidated

Net sales	$692,237	$195,096	$887,333
Cost of goods sold	556,967	144,451	701,418

Gross profit	135,270	50,645	185,915
Operating expenses:
Promotion and distribution	31,493	20,952	52,445
Selling, general and administrative	34,609	14,103	48,712
Amortization	3,903	680	4,583
Other operating expenses	1,447	—	1,447

Income from operations	63,818	14,910	78,728
Interest expense, net	42,558	19,837	62,395
Other expense (income), net	(1,144)	420	(724)

Income (loss) before income taxes	22,404	(5,347)	17,057
Income tax expense (benefit)	2,341	(555)	1,786

Net income (loss)	20,063	(4,792)	15,271
Senior preferred stock dividends and accretion	(11,878)	—	(11,878)

Net income (loss) available to common shares	$8,185	$(4,792)	$3,393

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal 2003 restated
		Non-
	Guarantor	guarantor	Consolidated

Net sales	$758,459	$255,406	$1,013,865
Cost of goods sold	653,367	198,211	851,578

Gross profit	105,092	57,195	162,287
Operating expenses:
Promotion and distribution	29,642	27,974	57,616
Selling, general and administrative	35,074	16,941	52,015
Amortization	4,229	760	4,989
Other operating expenses	(500)	7,727	7,227

Income from operations	36,647	3,793	40,440
Interest expense, net	35,748	21,746	57,494
Debt extinguishments	4,438	—	4,438
Other expense (income), net	(1,328)	172	(1,156)

Loss before income taxes	(2,211)	(18,125)	(20,336)
Income tax expense	23,340	1,699	25,039

Net loss	(25,551)	(19,824)	(45,375)
Senior preferred stock dividends and accretion	(13,502)	—	(13,502)

Net loss available to common shares	$(39,053)	$(19,824)	$(58,877)

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal 2004
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$763,226	$288,015	$1,051,241
Cost of goods sold	667,231	228,960	896,191

Gross profit	95,995	59,055	155,050
Operating expenses:
Promotion and distribution	25,878	30,927	56,805
Selling, general and administrative	35,839	16,022	51,861
Amortization	3,487	826	4,313
Other operating expenses	17	6,961	6,978

Income from operations	30,774	4,319	35,093
Interest expense, net	47,830	25,011	72,841
Debt extinguishment	4,137	—	4,137
Other expense (income), net	(2,098)	681	(1,417)

Loss before income taxes	(19,095)	(21,373)	(40,468)
Income tax expense	4,083	1,041	5,124

Net loss	$(23,178)	$(22,414)	$(45,592)

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal 2002
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net income (loss)	$20,063	$(4,792)	$15,271
Items not requiring (providing) cash:
Depreciation and amortization	20,202	11,962	32,164
Deferred tax expense (benefit)	2,966	(1,708)	1,258
Other non-cash charges (income), net	16,740	(35)	16,705
Changes in current assets and liabilities	(1,089)	14,464	13,375

Net cash provided by operating activities	58,882	19,891	78,773

Cash flows from investing activities:
Capital expenditures	(14,858)	(9,490)	(24,348)
Proceeds from sale of assets	314	1,452	1,766
Other, net	2,502	(5,822)	(3,320)

Net cash used in investing activities	(12,042)	(13,860)	(25,902)

Cash flows from financing activities:
Net repayments under revolving credit agreement	(23,000)	—	(23,000)
Proceeds from issuance of long-term debt	—	9,738	9,738
Principal payments on long-term debt	(23,436)	(12,736)	(36,172)
Payments for debt issuance costs	(2,316)	—	(2,316)
Parent capital contribution	19	—	19

Net cash used in financing activities	(48,733)	(2,998)	(51,731)

Effect of exchange rate changes on cash and cash equivalents	—	424	424

Increase (decrease) in cash and cash equivalents	(1,893)	3,457	1,564
Cash and cash equivalents, beginning of year	1,950	4,082	6,032

Cash and cash equivalents, end of year	$57	$7,539	$7,596

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal 2003 restated
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(25,551)	$(19,824)	$(45,375)
Items not requiring (providing) cash:
Depreciation and amortization	22,607	14,554	37,161
Deferred tax expense	23,340	304	23,644
Debt extinguishments	4,438	—	4,438
Asset impairments	—	7,727	7,727
Other non-cash charges (income), net	4,633	(715)	3,918
Changes in current assets and liabilities	8,244	15,906	24,150

Net cash provided by operating activities	37,711	17,952	55,663

Cash flows from investing activities:
Capital expenditures	(15,653)	(12,409)	(28,062)
Proceeds from sale of assets	1,150	228	1,378
Other, net	3,083	(6,584)	(3,501)

Net cash used in investing activities	(11,420)	(18,765)	(30,185)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	1,000	—	1,000
Proceeds from issuance of long-term debt	210,444	—	210,444
Principal payments on long-term debt	(204,092)	(4,163)	(208,255)
Payments for debt issuance costs	(7,761)	—	(7,761)

Net cash used in financing activities	(409)	(4,163)	(4,572)

Effect of exchange rate changes on cash and cash equivalents	—	791	791

Increase (decrease) in cash and cash equivalents	25,882	(4,185)	21,697
Cash and cash equivalents, beginning of year	57	7,539	7,596

Cash and cash equivalents, end of year	$25,939	$3,354	$29,293

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal 2004
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(23,178)	$(22,414)	$(45,592)
Items not requiring (providing) cash:
Depreciation and amortization	23,422	16,934	40,356
Deferred tax expense	4,083	332	4,415
Debt extinguishment	4,137	—	4,137
Asset impairments	215	—	215
Other non-cash charges (income), net	20,427	(720)	19,707
Changes in current assets and liabilities	(20,226)	18,275	(1,951)

Net cash provided by operating activities	8,880	12,407	21,287

Cash flows from investing activities:
Capital expenditures	(10,181)	(8,675)	(18,856)
Proceeds from sale of assets	457	408	865
Other, net	273	(2,336)	(2,063)

Net cash used in investing activities	(9,451)	(10,603)	(20,054)

Cash flows from financing activities:
Net repayments under revolving credit agreement	(16,000)	—	(16,000)
Proceeds from issuance of long-term debt	195,000	13,078	208,078
Principal payments on long-term debt	(171,024)	(14,502)	(185,526)
Payments for debt issuance costs	(8,381)	—	(8,381)

Net cash used in financing activities	(405)	(1,424)	(1,829)

Effect of exchange rate changes on cash and cash equivalents	—	150	150

Increase (decrease) in cash and cash equivalents	(976)	530	(446)
Cash and cash equivalents, beginning of year	25,939	3,354	29,293

Cash and cash equivalents, end of year	$24,963	$3,884	$28,847

INDEX TO EXHIBITS

Exhibit
number		Description

3.1	—	Certificate of Incorporation of Doane Pet Care Company (incorporated by reference to Exhibit 3.1 to Doane Pet Care Company’s Registration Statement on Form S-1, Reg. No. 33-98110 (the “Form S-1”))

3.2	—	Certificate of Designations, Preferences and Rights of 14.25% Senior Exchangeable Preferred Stock due 2007 dated October 4, 1995 (incorporated by reference to Exhibit 3.2 to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended December 29, 2001 (the “2001 Form 10-K”))

3.3	—	Certificate of Amendment to Certificate of Incorporation of Doane Pet Care Company dated February 4, 1998 (incorporated by reference to Exhibit 3.1 to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”))

3.4	—	Certificate of Amendment of Certificate of Incorporation of Doane Pet Care Company dated November 10, 1998 (incorporated by reference to Exhibit 3.4 to the 2001 Form 10-K)

3.5	—	Certificate of Amendment of Certificate of Designations, Preferences and Rights of 14.25% Senior Exchangeable Preferred Stock due 2007 dated November 11, 1998 (incorporated by reference to Exhibit 3.5 to the 2001 Form 10-K)

3.6	—	Amended and Restated Bylaws of Doane Pet Care Company (incorporated by reference to Exhibit 3.6 to the 2001 Form 10-K)

4.1	—	Indenture dated November 12, 1998 between Doane Pet Care Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 of Doane Pet Care Enterprises, Inc.’s Registration Statement on Form S-1, Reg. No. 333-61027 (“Enterprises’ Form S-1”))

4.2	—	Registration Agreement among Doane Pet Care Company, Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. dated November 12, 1998 (incorporated by reference to Exhibit 4.2 to Doane Pet Care Company’s Registration Statement on Form S-4, Reg. No. 333-70759 (the “Form S-4”))

4.3	—	Indenture dated February 28, 2003 between Doane Pet Care Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended December 28, 2002 (the “2002 Form 10-K”))

4.4	—	Registration Rights Agreement dated as of February 28, 2003 between Doane Pet Care Company, DPC Investment Corp., Doane/Windy Hill Joint Venture L.L.C., Credit Suisse First Boston LLP and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to the 2002 Form 10-K)

9.1	—	Second Amended and Restated Investors’ Agreement dated as of March 26, 2001 among Doane Pet Care Company, Doane Pet Care Enterprises, Inc., Summit Capital Inc., Summit/DPC Partners Inc., J. P. Morgan Partners (BHCA), L.P., Baseball Partners, DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ First ESC, L.P., Bruckmann, Rosser, Sherrill & Co., L.P., PNC Capital Corp., and certain other persons named therein (incorporated by reference to Exhibit 9.1 to Doane Pet Care Company’s Annual Report on Form 10-K/A for the year ended December 30, 2000 (the “2000 Form 10-K/A”))

i

INDEX TO EXHIBITS

Exhibit
number		Description

†10.1	—	Employment Agreement dated January 1, 1998, between Doane Pet Care Company and Douglas J. Cahill (incorporated by reference to Exhibit 10.3 to the 1997 Form 10-K)

†10.2	—	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Douglas J. Cahill (incorporated by reference to Exhibit 10.2 to Doane Pet Care Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004)

†10.3	—	Employment Agreement dated February 15, 1999, between Doane Pet Care Company and Philip K. Woodlief (incorporated by reference to Exhibit 10.14 to Enterprises’ Form S-1)

†10.4	—	First Amendment to Employment Agreement dated as of January 1, 2001, between Doane Pet Care Company and Philip K. Woodlief (incorporated by reference to Exhibit 10.4 to the 2000 Form 10-K/A)

†10.5	—	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Philip K. Woodlief (incorporated by reference to Exhibit 10.5 to Doane Pet Care Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004)

†10.6	—	Employment Agreement dated January 1, 1998, between Doane Pet Care Company and David L. Horton (incorporated by reference to Exhibit 10.6 to the Form S-4)

†10.7	—	First Amendment to Employment Agreement dated as of January 1, 2001, between Doane Pet Care Company and David L. Horton (incorporated by reference to Exhibit 10.6 to the 2000 Form 10-K/A)

†10.8	—	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and
David L. Horton (incorporated by reference to Exhibit 10.3 to Doane Pet Care Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004)

†10.9	—	Employment Agreement dated August 17, 1998 between Doane Pet Care Company and Joseph J. Meyers (incorporated by reference to Exhibit 10.7 to the 2000 Form 10-K/A)

†10.10	—	First Amendment to Employment Agreement dated as of January 1, 2001, between Doane Pet Care Company and Joseph J. Meyers (incorporated by reference to Exhibit 10.8 to the 2000 Form 10-K/A)

†10.11	—	Change in Control Severance Agreement dated April 22, 2004, between Doane Pet Care Company and Joseph J. Meyers (incorporated by reference to Exhibit 10.4 to Doane Pet Care Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004)

†*10.12	—	Employment Agreement dated August 31, 2004, between Doane Pet Care Company and Kenneth H. Koch

†*10.13	—	Form of Non-Qualified Salary Continuation Agreement for the Named Executive Officers

†10.14	—	Doane Pet Care Enterprises Inc.’s, 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

†10.15	—	First Amendment to Doane Pet Care Enterprises, Inc.’s 1996 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K)

†10.16	—	Second Amendment to Doane Pet Care Enterprises, Inc.’s, 1996 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K)

†10.17	—	Doane Pet Care Enterprises, Inc.’s 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Doane Pet Care Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

10.18	—	Credit Agreement dated as of November 5, 2004 among Doane Pet Care Company, as borrower, Doane Pet Care Enterprises, Inc., as guarantor, Credit Suisse First Boston, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Doane Pet Care Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004)

ii

INDEX TO EXHIBITS

Exhibit
number		Description

10.19	—	Loan and Warrant Agreement dated as of March 26, 2001 among Doane Pet Care Enterprises, Inc., Doane Pet Care Company and each of the lenders named therein (incorporated by reference to Exhibit 10.15 to the 2000 Form 10-K/A)

*21.1	—	List of Subsidiaries of Doane Pet Care Company

*23.1	—	Consent of Independent Registered Public Accounting Firm

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

† Management contracts or compensatory plans or arrangements.

iii