Form 10-Q
period 2005-04-02
DOANE PET CARE CO
filed 2005-05-10
CIK 1002211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of May 10, 2005, the registrant had outstanding 1,000 shares of common stock, all of which were held by its parent, Doane Pet Care Enterprises, Inc.

PART 1. Financial Information

ITEM 1. Financial Statements

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	End of
	First quarter	Fiscal
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$27,580	$28,847
Accounts receivable, net	102,107	112,445
Inventories, net	69,452	68,321
Deferred tax assets	2,356	2,414
Prepaid expenses and other current assets	11,137	7,038

Total current assets	212,632	219,065
Property, plant and equipment, net	248,567	258,070
Goodwill and other intangible assets	384,524	390,471
Other assets	32,334	34,300

Total assets	$878,057	$901,906

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$3,612	$3,673
Accounts payable	87,081	102,149
Accrued liabilities	52,026	59,239

Total current liabilities	142,719	165,061

Long-term debt:
Long-term debt, excluding current maturities	578,761	580,090
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized, 1,200,000 shares issued and outstanding, $114,894 current redemption value	110,578	106,421

Total long-term debt	689,339	686,511
Deferred tax liabilities	34,458	33,641
Other long-term liabilities	9,693	9,567

Total liabilities	876,209	894,780

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—

Additional paid-in-capital	115,674	115,674
Accumulated other comprehensive income	50,196	62,650
Accumulated deficit	(164,022)	(171,198)

Total stockholder’s equity	1,848	7,126

Total liabilities and stockholder’s equity	$878,057	$901,906

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	First quarter
	2005	2004
Net sales	$267,136	$270,880
Cost of goods sold	215,033	230,062

Gross profit	52,103	40,818

Operating expenses:
Promotion and distribution	14,430	14,227
Selling, general and administrative	13,119	13,183
Amortization	1,166	1,229
Other operating (income) expense	(3,516)	1,223

Income from operations	26,904	10,956
Interest expense, net	18,646	17,977
Other income, net	(245)	(407)

Income (loss) before income taxes	8,503	(6,614)
Income tax expense	1,327	1,193

Net income (loss)	$7,176	$(7,807)

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDER’S EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balances at end of fiscal 2004	1,000	$—	$115,674	$62,650	$(171,198)	$7,126
Comprehensive loss:
Net income	—	—	—	—	7,176	7,176
Foreign currency translation	—	—	—	(12,454)	—	(12,454)

Total comprehensive loss						(5,278)

Balances at end of first quarter 2005	1,000	$—	$115,674	$50,196	$(164,022)	$1,848

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	First quarter
	2005	2004
Cash flows from operating activities:
Net income (loss)	$7,176	$(7,807)
Items not requiring (providing) cash:
Depreciation	8,823	8,384
Amortization	1,217	1,478
Deferred income tax expense	1,016	917
Non-cash interest expense	5,479	4,658
Equity in joint ventures	(302)	(298)
Asset impairments	—	420
Changes in current assets and liabilities	(18,804)	(9,796)

Net cash provided by (used in) operating activities	4,605	(2,044)

Cash flows from investing activities:
Capital expenditures	(4,531)	(2,124)
Other, net	(538)	(438)

Net cash used in investing activities	(5,069)	(2,562)

Cash flows from financing activities:
Principal payments on long-term debt	(898)	(1,530)
Payments for debt issuance costs	(22)	(2,990)

Net cash used in financing activities	(920)	(4,520)
Effect of exchange rate changes on cash and cash equivalents	117	(21)

Decrease in cash and cash equivalents	(1,267)	(9,147)
Cash and cash equivalents, beginning of period	28,847	29,293

Cash and cash equivalents, end of period	$27,580	$20,146

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

     The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2004 annual report on Form 10-K for the fiscal year ended January 1, 2005, or the 2004 10-K, including related exhibits. The accounting policies used in preparing these financial statements are the same as those summarized in the 2004 10-K.

     In conformity with accounting principles generally accepted in the United States, preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements; and therefore, actual results could ultimately differ from those estimates.

     The Company’s fiscal year ends on the Saturday nearest to the end of December. Each quarter also ends on a Saturday with the first quarters of fiscal 2005 and 2004 ending on April 2, 2005 and April 3, 2004, respectively.

(2) Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, or SFAS 123 – Revised. SFAS 123 – Revised replaces SFAS 123 and supersedes SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123 and APB Opinion No. 25. SFAS 123 – Revised eliminates the alternative to use the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, previously allowed under SFAS 123 and requires entities to recognize the cost of services received in exchange for awards of equity instruments, or compensation cost, based on the fair value of those awards at the grant date. In April 2005, the Securities and Exchange Commission announced that it was delaying the effective date of the revised accounting standard. SFAS 123 – Revised is effective as of the beginning of our next fiscal year, or January 1, 2006, for all awards granted after the effective date and for all awards modified, repurchased or cancelled after that date. In the opinion of management, the Company meets the nonpublic entity criteria under SFAS 123 – Revised. Accordingly, upon adoption, the grant-date fair value of awards of equity share options and similar instruments is to be calculated using the historical volatility of an appropriate industry sector index rather than expected volatility of the Company’s share price. The Company will evaluate the impact on its results of operations and financial position upon the adoption of SFAS 123 – Revised.

(3) Inventories

     A summary of inventories follows (in thousands):

	End of
	First quarter	Fiscal
	2005	2004
Raw materials	$15,689	$16,041
Packaging materials	22,415	20,564
Finished goods	33,646	34,573

	71,750	71,178
Less: Allowances	(2,298)	(2,857)

Total	$69,452	$68,321

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) Long-Term Debt and Liquidity

     A summary of long-term debt follows (in thousands):

	End of
	First quarter	Fiscal
	2005	2004
Revolving credit facility	$—	$—
Term loan facility	194,025	194,513
Senior notes	211,233	211,144
Senior subordinated notes	149,237	149,147
Industrial development revenue bonds	14,496	14,493
Debt of foreign subsidiaries	13,382	14,466

	582,373	583,763
Less: Current maturities	(3,612)	(3,673)

	578,761	580,090
Senior preferred stock	110,578	106,421

Total	$689,339	$686,511

     As of the end of the first quarter of fiscal 2005, the Company’s senior credit facility provided for total commitments of $230.0 million, consisting of a $195.0 million Term Loan Facility and a $35.0 million Revolving Credit Facility, with a $20.0 million sub-limit for issuance of stand-by letters of credit. The Term Loan Facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.00%, or ABR, as defined in the senior credit facility agreement, plus 3.00%. The Revolving Credit Facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.50%, or ABR plus 3.50%. As of the end of the first quarter of fiscal 2005, the Term Loan Facility bore interest at 6.70%.

     As of the end of the first quarter of fiscal 2005, the Company had no borrowings outstanding under its Revolving Credit Facility and $4.8 million of stand-by letters of credit outstanding, resulting in $30.2 million of availability under its Revolving Credit Facility. Availability of funds under the senior credit facility is subject to certain customary terms and conditions.

     As of the end of the first quarter of fiscal 2005, the principal amounts due under the Company’s long-term debt and the respective final maturity dates were as follows (in thousands):

		Maturities by fiscal year
							2010 and
	Final maturity	2005	2006	2007	2008	2009	thereafter	Total
Term loan facility	February 13, 2007	$1,462	$1,950	$190,613	$—	$—	$—	$194,025
Senior notes	March 1, 2010	—	—	—	—	—	211,233	211,233
Senior subordinated notes	May 15, 2007	—	—	149,237	—	—	—	149,237
Other	Various	1,216	1,686	2,126	2,268	2,417	18,165	27,878

		2,678	3,636	341,976	2,268	2,417	229,398	582,373

Senior preferred stock	September 30, 2007	—	—	110,578	—	—	—	110,578

Total		$2,678	$3,636	$452,554	$2,268	$2,417	$229,398	$692,951

     The Company is highly leveraged and has significant cash requirements for debt service relating to its senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. The Company’s ability to borrow is limited by its senior credit facility, including compliance with the financial covenants therein, and the limitations on the incurrence of additional indebtedness in the indentures governing the

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company’s senior notes and senior subordinated notes. The Company was in compliance with the financial covenants in its senior credit facility as of the end of the first quarter of fiscal 2005.

(5)	Accruals for Restructuring Costs

     A rollforward of the Company’s accrued restructuring costs for the first quarter of fiscal 2005 follows (in thousands):

First quarter
2005
Balance at end of fiscal 2004	$722
Revisions to estimates	(15)
Cash payments	(216)

Balance at end of first quarter 2005	$491

     During the first quarter of fiscal 2005, the Company made payments of $0.2 million for severance costs related to the European restructuring plan which was completed in fiscal 2004.

     As of the end of the first quarter of fiscal 2005, the future expected payout of the Company’s accrued restructuring costs, which consist primarily of severance associated with European restructuring, follows (in thousands):

Fiscal years ending	Payout
2005	$428
2006	63

Total	$491

(6) Comprehensive Loss

     The components of comprehensive loss were as follows (in thousands):

	First quarter
	2005	2004
Comprehensive loss:
Net income (loss)	$7,176	$(7,807)
Foreign currency translation	(12,454)	(4,034)

Total	$(5,278)	$(11,841)

(7) Stock Option Plan of Parent

     The Company and its Parent, Doane Pet Care Enterprises, Inc., have elected to continue to follow APB 25 to account for fixed stock awards granted to employees. However, if the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, or SFAS 123, to account for fixed stock awards granted to employees, the Company’s net income (loss) for the first quarter of fiscal 2005 and 2004 would have been adjusted as follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	First quarter
	2005	2004
Net income (loss), as reported	$7,176	$(7,807)
Less: Stock-based employee compensation expense determined based on the fair value method for all awards	(1)	(1)

Pro forma net income (loss)	$7,175	$(7,808)

     At the end of the first quarter of fiscal 2005 and 2004, Parent had total options outstanding of 3,718,398 and 4,230,350, respectively, under its stock option plans. There were no new stock options granted during the first quarter of fiscal 2005.

(8) Benefit Plans

Pension and Postretirement Plans

     The Company has a defined benefit, non-contributory inactive pension plan which was frozen on May 28, 1998. As a result, future benefits no longer accumulate and the Company no longer incurs service cost related to the plan. The Company’s funding policy for this inactive plan is to make the minimum annual contribution required by applicable regulations. The Company’s only active pension plan covers 42 union employees at one of its facilities. The Company also has a postretirement healthcare plan that provides medical coverage for eligible retirees and their dependents. The Company pays benefits under this plan when due and does not fund its plan obligations as they accrue; therefore, there are no plan assets. The information below has been determined based on the three months ending March 31, 2005 and 2004, respectively.

     A summary of net periodic cost follows (in thousands):

	Pension benefits		Postretirement benefits
	First quarter		First quarter
	2005	2004	2005	2004
Service cost	$9	$9	$3	$3
Interest cost	253	270	58	75
Expected return on plan assets	(345)	(347)	—	—
Recognition of actuarial loss	168	169	35	—
Amortization	4	4	(61)	14

Net periodic cost	$89	$105	$35	$92

(9) Commitments and Contingencies

     The Company is a party, in the ordinary course of business, to claims and litigation. In management’s opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

(10) Financial Information Related to Guarantor Subsidiaries

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

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The financial information presented below in the non-guarantor columns consist of the Company’s non-guarantor subsidiaries, which are its wholly-owned European subsidiaries. See Note 8, Long-Term Debt and Liquidity, in the Company’s 2004 10-K.

     Unaudited condensed consolidated financial information follows (in thousands, except share and par value amounts):

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of first quarter 2005
			Intercompany
	Guarantor	Non-guarantor	eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$24,424	$3,156	$—	$27,580
Accounts receivable, net	47,155	54,952	—	102,107
Inventories, net	41,933	27,519	—	69,452
Deferred tax assets	2,356	—	—	2,356
Prepaid expenses and other current assets	9,750	1,387	—	11,137

Total current assets	125,618	87,014	—	212,632
Property, plant and equipment, net	145,074	103,493	—	248,567
Goodwill and other intangible assets	267,780	116,744	—	384,524
Other assets	268,710	13,653	(250,029)	32,334

Total assets	$807,182	$320,904	$(250,029)	$878,057

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$1,950	$1,662	$—	$3,612
Accounts payable	47,878	39,203	—	87,081
Accrued liabilities	38,305	13,721	—	52,026

Total current liabilities	88,133	54,586	—	142,719

Long-term debt:
Long-term debt, excluding current maturities	567,041	166,935	(155,215)	578,761
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized, 1,200,000 shares issued and outstanding, $114,894 current redemption value	110,578	—	—	110,578

Total long-term debt	677,619	166,935	(155,215)	689,339
Deferred tax liabilities	31,705	2,753	—	34,458
Other long-term liabilities	9,693	—	—	9,693

Total liabilities	807,150	224,274	(155,215)	876,209

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	95,861	(95,861)	115,674
Accumulated other comprehensive income (loss)	(24,555)	73,704	1,047	50,196
Accumulated deficit	(91,087)	(72,935)	—	(164,022)

Total stockholder’s equity	32	96,630	(94,814)	1,848

Total liabilities and stockholder’s equity	$807,182	$320,904	$(250,029)	$878,057

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of fiscal 2004
			Intercompany
	Guarantor	Non-guarantor	eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$24,963	$3,884	$—	$28,847
Accounts receivable, net	48,660	63,785	—	112,445
Inventories, net	39,406	28,915	—	68,321
Deferred tax assets	2,414	—	—	2,414
Prepaid expenses and other current assets	6,128	910	—	7,038

Total current assets	121,571	97,494	—	219,065
Property, plant and equipment, net	147,293	110,777	—	258,070
Goodwill and other intangible assets	267,780	122,691	—	390,471
Other assets	267,224	14,436	(247,360)	34,300

Total assets	$803,868	$345,398	$(247,360)	$901,906

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$1,950	$1,723	$—	$3,673
Accounts payable	52,131	50,018	—	102,149
Accrued liabilities	46,623	12,616	—	59,239

Total current liabilities	100,704	64,357	—	165,061

Long-term debt, excluding current maturities	567,347	165,574	(152,831)	580,090
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized, 1,200,000 shares issued and outstanding, $110,942 current redemption value	106,421	—	—	106,421

Total long-term debt	673,768	165,574	(152,831)	686,511

Deferred tax liabilities	30,714	2,927	—	33,641
Other long-term liabilities	9,567	—	—	9,567

Total liabilities	814,753	232,858	(152,831)	894,780

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	95,861	(95,861)	115,674
Accumulated other comprehensive income (loss)	(24,555)	85,873	1,332	62,650
Accumulated deficit	(102,004)	(69,194)	—	(171,198)

Total stockholder’s equity	(10,885)	112,540	(94,529)	7,126

Total liabilities and stockholder’s equity	$803,868	$345,398	$(247,360)	$901,906

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	First quarter 2005
	Guarantor	Non-guarantor	Consolidated
Net sales	$194,621	$72,515	$267,136
Cost of goods sold	157,887	57,146	215,033

Gross profit	36,734	15,369	52,103
Operating expenses:
Promotion and distribution	6,557	7,873	14,430
Selling, general and administrative	8,867	4,252	13,119
Amortization	949	217	1,166
Other operating income	(3,255)	(261)	(3,516)

Income from operations	23,616	3,288	26,904
Interest expense, net	11,988	6,658	18,646
Other (income) expense, net	(338)	93	(245)

Income (loss) before income taxes	11,966	(3,463)	8,503
Income tax expense	1,049	278	1,327

Net income (loss)	$10,917	$(3,741)	$7,176

	First quarter 2004
	Guarantor	Non-guarantor	Consolidated
Net sales	$199,438	$71,442	$270,880
Cost of goods sold	173,336	56,726	230,062

Gross profit	26,102	14,716	40,818
Operating expenses:
Promotion and distribution	6,775	7,452	14,227
Selling, general and administrative	8,433	4,750	13,183
Amortization	1,021	208	1,229
Other operating (income) expense	(415)	1,638	1,223

Income from operations	10,288	668	10,956
Interest expense, net	11,751	6,226	17,977
Other (income) expense, net	(613)	206	(407)

Loss before income taxes	(850)	(5,764)	(6,614)
Income tax expense	931	262	1,193

Net loss	$(1,781)	$(6,026)	$(7,807)

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First quarter 2005
	Guarantor	Non-guarantor	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,917	$(3,741)	$7,176
Items not requiring (providing) cash:
Depreciation and amortization	5,730	4,310	10,040
Deferred income tax expense (benefit)	1,049	(33)	1,016
Intercompany	(2,669)	2,669	—
Other non-cash charges (income), net	5,302	(125)	5,177
Changes in current assets and liabilities	(17,309)	(1,495)	(18,804)

Net cash provided by operating activities	3,020	1,585	4,605

Cash flows from investing activities:
Capital expenditures	(2,511)	(2,020)	(4,531)
Other, net	(538)	—	(538)

Net cash used in investing activities	(3,049)	(2,020)	(5,069)

Cash flows from financing activities:
Principal payments on long-term debt	(488)	(410)	(898)
Payments for debt issuance costs	(22)	—	(22)

Net cash used in financing activities	(510)	(410)	(920)
Effect of exchange rate changes on cash and cash equivalents	—	117	117

Decrease in cash and cash equivalents	(539)	(728)	(1,267)
Cash and cash equivalents, beginning of period	24,963	3,884	28,847

Cash and cash equivalents, end of period	$24,424	$3,156	$27,580

DOANE PET CARE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First quarter 2004
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(1,781)	$(6,026)	$(7,807)
Items not requiring (providing) cash:
Depreciation and amortization	5,627	4,235	9,862
Deferred income tax expense (benefit)	931	(14)	917
Asset impairments	420	—	420
Other non-cash charges (income), net	4,441	(81)	4,360
Changes in current assets and liabilities	(14,290)	4,494	(9,796)

Net cash (used in) provided by operating activities	(4,652)	2,608	(2,044)

Cash flows from investing activities:
Capital expenditures	(1,096)	(1,028)	(2,124)
Other, net	202	(640)	(438)

Net cash used in investing activities	(894)	(1,668)	(2,562)

Cash flows from financing activities:
Principal payments on long-term debt	(353)	(1,177)	(1,530)
Payments for debt issuance costs	(2,990)	—	(2,990)

Net cash used in financing activities	(3,343)	(1,177)	(4,520)

Effect of exchange rate changes on cash and cash equivalents	—	(21)	(21)

Decrease in cash and cash equivalents	(8,889)	(258)	(9,147)

Cash and cash equivalents, beginning of period	25,939	3,354	29,293

Cash and cash equivalents, end of period	$17,050	$3,096	$20,146

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Doane Pet Care Company:

We have reviewed the accompanying condensed consolidated balance sheet of Doane Pet Care Company and subsidiaries as of April 2, 2005, the related condensed consolidated statements of operations for the three-month periods ended April 2, 2005 and April 3, 2004, the condensed consolidated statement of stockholder’s equity and comprehensive loss as of and for the three-month period ended April 2, 2005 and the condensed consolidated statements of cash flows for the three-month periods ended April 2, 2005 and April 3, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Doane Pet Care Company and subsidiaries as of January 1, 2005, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss) and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to the restatement of previously issued fiscal 2003 consolidated financial statements and a change in accounting for senior preferred stock. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Nashville, Tennessee
May 10, 2005

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The reader is encouraged to refer to the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes in our annual report on Form 10-K for the fiscal year ended January 1, 2005, or the 2004 10-K.

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

     These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. Factors that could cause results to differ materially include without limitation: decreases or changes in demand for our products, changes in market trends, general competitive pressures from existing and new competitors, price volatility of commodities, natural gas, other raw materials and packaging, foreign currency exchange rate fluctuations, future investment returns on our pension plans, changes in laws and regulations, adverse changes in operating performance, adverse economic conditions and other factors described under “Risk Factors” in our 2004 10-K.

     We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

First Quarter Fiscal 2005 in Review

     In the first quarter of fiscal 2005, net sales decreased 1.4% to $267.1 million from $270.9 million in the first quarter of fiscal 2004. Excluding the impact of foreign currency exchange rate fluctuations, net sales decreased 2.6% from the first quarter of fiscal 2004. This decrease in our net sales was primarily due to our new domestic pricing and cost-sharing strategy, in which we passed through a portion of the period-over-period commodity cost decreases to our cost-sharing customers. Our gross profit increased $11.3 million as a result of lower global commodity costs, partially offset by the impact of our domestic pricing strategy discussed above. We had net income of $7.2 million, which was also favorably impacted by litigation settlements of $3.2 million.

Results of Operations

     We manufacture pet food, primarily private label, in the United States and Europe using 28 combined manufacturing and distribution facilities. We manufacture pet food products primarily for dogs and cats, including dry, wet, semi-moist, soft dry, soft treats and dog biscuits. We sell our products to various types of retailers.

     Historically, approximately 75% of our cost of goods sold has been comprised of raw material and packaging costs with the remainder primarily comprised of salaries, wages and related fringe benefits, utilities and depreciation. Our operating expenses generally consist of promotion and distribution expenses, selling, general and administrative expenses, amortization and other operating expenses. Promotion and distribution expenses are primarily comprised of promotions, freight, brokerage fees and warehousing expenses. Selling, general and administrative expenses primarily include salaries and related fringe benefits, depreciation and other corporate overhead costs, which typically do not increase proportionately with increases in net sales and sales volumes.

     We have foreign currency exposure relating to our business transactions in currencies other than the U.S. dollar. In addition, the timing and extent of foreign currency exchange rate fluctuations may have a material impact on our operations due to the translations of the financial statements of our foreign subsidiaries. Although our functional currencies other than the U.S. dollar include the Euro, Danish Krona and British Pound Sterling, the Euro to U.S. dollar exchange rate approximates the impact of movements in our individual functional foreign currency exchange rates. For the purpose of analyzing our results of operations, the average Euro to U.S. dollar exchange rates for the first quarter of fiscal 2005 and 2004 were approximately 1.31 and 1.25, respectively. For the purpose of analyzing our financial position, the Euro to U.S. dollar exchange rates as of the end of the first quarter of fiscal 2005 and the end of fiscal 2004 were approximately 1.30 and 1.36, respectively.

     Our fiscal year ends on the Saturday nearest to the end of December; and therefore, fiscal 2004 ended on January 1, 2005. Each quarter also ends on a Saturday with the first quarter of fiscal 2005 and 2004 ending on April 2, 2005 and April 3, 2004, respectively.

     Statement of operations data. The following table sets forth our statement of operations derived from the accompanying unaudited condensed consolidated financial statements expressed as a percentage of net sales for the first quarter of fiscal 2005 and 2004 as indicated (in thousands, except percentages):

	First quarter
	2005		2004
Net sales	$267,136	100.0%	$270,880	100.0%

Cost of goods sold:
Commodity costs	123,812	46.4	136,324	50.3
Other	91,221	34.1	93,738	34.6

Total cost of goods sold	215,033	80.5	230,062	84.9

Gross profit	52,103	19.5	40,818	15.1

Operating expenses:
Promotion and distribution	14,430	5.4	14,227	5.2
Selling, general and administrative	13,119	4.9	13,183	4.9
Amortization	1,166	0.4	1,229	0.5
Other operating (income) expense	(3,516)	(1.3)	1,223	0.5

Income from operations	26,904	10.1	10,956	4.0

Interest expense, net	18,646	7.0	17,977	6.6
Other income, net	(245)	(0.1)	(407)	(0.1)

Income (loss) before income taxes	8,503	3.2	(6,614)	(2.5)

Income tax expense	1,327	0.5	1,193	0.4

Net income (loss)	$7,176	2.7%	$(7,807)	(2.9)%

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

     Net sales. Net sales in the first quarter of fiscal 2005 decreased 1.4%, or $3.8 million, to $267.1 million from $270.9 million in the first quarter of fiscal 2004. Excluding the impact of foreign currency exchange fluctuations in the first quarter of fiscal 2005, net sales decreased 2.6%, or $7.1 million, from the first quarter of fiscal 2004. The decrease in our net sales was primarily due to our new domestic pricing and cost-sharing strategy in which we passed through a portion of the lower U.S. commodity costs to our cost-sharing customers.

     Gross profit. Gross profit in the first quarter of fiscal 2005 increased 27.6%, or $11.3 million, to $52.1 million from $40.8 million in the first quarter of fiscal 2004. Excluding the impact of foreign currency exchange fluctuations in the first quarter of fiscal 2005, gross profit increased 25.9%, or $10.6 million, from the first quarter of fiscal 2004. This increase was primarily due to lower global commodity costs, which decreased as a percentage of net sales to 46.4% in the first quarter of fiscal 2005 from 50.3% in the first quarter of fiscal 2004, partially offset by the impact of our new domestic pricing and cost-sharing strategy. Other cost of goods sold was consistent in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 as a percentage of net sales.

     Promotion and distribution. Promotion and distribution expenses for the first quarter of fiscal 2005 increased 1.4%, or $0.2 million, to $14.4 million from $14.2 million in the first quarter of fiscal 2004. Excluding the impact of foreign currency exchange fluctuations in the first quarter of fiscal 2005, promotion and distribution expenses decreased 1.1%, or $0.2 million, from the first quarter of fiscal 2004.

     Selling, general and administrative. Selling, general and administrative expenses in the first quarter of fiscal 2005 decreased 0.5%, or $0.1 million, to $13.1 million from $13.2 million in the first quarter of fiscal

2004. Excluding the impact of foreign currency exchange fluctuations in the first quarter of fiscal 2005, selling, general and administrative expenses decreased 2.0%, or $0.3 million, from the first quarter of fiscal 2004, primarily due to the cost reductions associated with our European restructuring plan completed in fiscal 2004.

     Other operating (income) expense. Other operating income of $3.5 million in the first quarter of fiscal 2005 included $3.2 million of favorable litigation settlements. Other operating expenses of $1.2 million in the first quarter of fiscal 2004 consisted of severance costs of $1.6 million related to our European restructuring plan and asset impairments of $0.4 million related to the closure of a distribution center, partially offset by $0.8 million of income related to an arbitration award.

     Interest expense, net. Interest expense, net of interest income, in the first quarter of fiscal 2005 increased 3.7%, or $0.6 million, to $18.6 million from $18.0 million in the first quarter of fiscal 2004. The increase was primarily due to increased dividends on our senior preferred stock.

     Income tax expense. We recognized income tax expense of $1.3 million in the first quarter of fiscal 2005 compared to $1.2 million in the first quarter of fiscal 2004. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the valuation allowances against our deferred tax assets that are not recoverable through known reversals of deferred tax liabilities.

Liquidity and Capital Resources

     We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and the issuance of other indebtedness.

Cash and Cash Flows

     Net cash provided by our operating activities was $4.6 million in the first quarter of fiscal 2005 compared to net cash used in operating activities of $2.0 million in the first quarter of fiscal 2004. The increase was due to higher net income partially offset by the timing of payments on certain accrued expenses.

     Net cash used in our investing activities was $5.1 million in the first quarter of fiscal 2005 compared to $2.6 million in the first quarter of fiscal 2004. Capital expenditures in the first quarter of fiscal 2005 were $4.5 million compared to $2.1 million in the first quarter of fiscal 2004.

     Net cash used in our financing activities was $0.9 million in the first quarter of fiscal 2005 compared to $4.5 million in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, we made scheduled payments on our current senior credit facility and debt of our foreign subsidiaries. In the first quarter of fiscal 2004, we made scheduled principal payments on our previous senior credit facility and paid transaction fees and expenses associated with a first quarter amendment to our previous senior credit facility.

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

     Our senior credit facility provides for total commitments of $230.0 million, consisting of a $195.0 million term loan facility, of which $1.0 million has been repaid as of the end of the first quarter of fiscal 2005, and a $35.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of stand-by letters of credit. The term loan facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.00%, or ABR, as defined in the senior credit facility agreement, plus 3.00%. The revolving credit facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.50%, or ABR plus 3.50%.

As of the end of the first quarter of fiscal 2005, the term loan facility bore interest at 6.70%. We are required to make annual principal payments on the senior credit facility calculated as 1% of $195.0 million, payable in equal quarterly installments of each year. The loans under our senior credit facility may be prepaid and commitments may be reduced; however, optional prepayments of the term loan facility may not be reborrowed.

Liquidity

     As of the end of the first quarter of fiscal 2005, our principal sources of liquidity consisted of working capital of $69.9 million, including cash of $27.6 million, and $30.2 million of availability under our revolving credit facility.

     We believe that cash flows generated from our business, together with available cash balances and future borrowings, will be sufficient in the near term to enable us to make interest and required principal payments on our debt and to provide us with the necessary liquidity for operational and capital requirements in our current operating environment. However, we have significant debt and redemption obligations that mature in 2007. See the section on annual maturities of long-term debt below. We may be required to refinance all or a portion of the principal amount of our outstanding obligations, including those that mature in 2007, on or prior to maturity or a mandatory redemption date. In addition, we may not have sufficient capital available to us for any future acquisitions, joint ventures or similar transactions. We believe that offerings of additional debt securities are possible, or other sources of capital are available, if the need arises, although any such capital may not be available on terms acceptable to us or at all.

     Although we believe that future borrowings under our revolving credit facility will be available to fund our liquidity needs, availability of these funds is subject to our satisfaction of certain customary terms and conditions, including our ability to satisfy the financial covenants in our senior credit facility. For a summary of these financial covenants, see our 2004 10-K. We were in compliance with the financial covenants in our senior credit facility as of the end of the first quarter of fiscal 2005; however, we have experienced difficulty in the past satisfying financial covenants in our previous senior credit facility, and negotiated amendments and obtained waivers for fiscal 2000, 2001 and 2003 due to covenant non-compliance. Our ability to satisfy the covenants contained in our senior credit facility is determined based on our cash flows, outstanding senior secured debt and capital expenditures. We may experience difficulty satisfying these covenants in the future. If we are unable to negotiate an amendment or secure a waiver from our lenders for any potential default, it could result in an event of default under the senior credit facility and permit a majority of the lenders to accelerate outstanding debt under the senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes. In that event, we may not have sufficient liquidity to make interest and required principal payments on our debt and to fund operational and capital requirements.

     We believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and at the same time fund any planned expansion, cost reduction projects and customer requirements for fiscal 2005. We anticipate that our capital expenditures for fiscal 2005 will approximate $25 million to $30 million, with approximately $10 million to $12 million required to maintain our current business. Our capital expenditures were $4.5 million in the first quarter of fiscal 2005.

Annual Maturities of Long-Term Debt

     A summary of the maturities by fiscal year of our long-term debt as of the end of the first quarter of fiscal 2005 follows (in thousands):

Fiscal	Maturities
2005	$2,678
2006	3,636
2007	452,554
2008	2,268
2009	2,417
2010 and thereafter	229,398

$692,951

Commitments and Contingencies

     We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements; however, these requirements may change in the future, which may cause us to incur material costs to comply with these requirements or in connection with the effect of these matters on our business.

Inflation and Changes in Prices

     Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass through increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, changes in international demand, trading activity in commodity markets, as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of natural gas, which affects our manufacturing costs. Our results of operations have been exposed to volatility in the commodity and natural gas markets in the past. We have cost-sharing arrangements with certain of our domestic customers to reduce the impact of volatile commodity costs; however, these arrangements only reduce our exposure to such volatility in the future and are subject to change.

     In the event of any increases in raw materials, packaging and natural gas costs, we may be required to seek increased selling prices for our products to avoid margin deterioration. We cannot provide any assurances as to the timing or extent of our ability to implement future selling price increases in the event of increased raw materials, packaging or natural gas costs or whether any selling price increases implemented by us may affect future sales volumes to our customers.

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

Critical Accounting Policies

     Accounts receivable allowances. As of the end of the first quarter of fiscal 2005 and the end of fiscal 2004, our gross accounts receivable were $105.6 million and $116.3 million, respectively. We had cash discounts on our gross accounts receivable of $1.0 million and $1.2 million as of the end of the first quarter of fiscal 2005 and the end of fiscal 2004, respectively. Our allowances for doubtful accounts and outstanding deductions with customers were $2.5 million and $2.7 million as of the end of the first quarter of fiscal 2005 and the end of fiscal 2004, respectively. We estimate the allowances by applying a recovery percentage based on historical collection experience. We accrue additional allowances based on a specific identification review for amounts deemed to be at risk. Receivables are written off against the allowances at the point in which an amount is deemed uncollectible by us. We may revise our allowances against accounts receivable as we receive more information or as we assess other factors impacting the realizability of our accounts receivable.

     Inventories allowances. As of the end of the first quarter of fiscal 2005 and the end of fiscal 2004, our gross inventories were $71.8 million and $71.2 million, respectively. We had allowances, primarily for obsolescence of packaging inventories, of $2.3 million and $2.9 million as of the end of the first quarter of fiscal 2005 and the end of fiscal 2004, respectively. We estimate our allowances against inventories based on a specific identification review of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. We may revise our allowance against inventories as we receive more information on this matter or as we assess other factors impacting the realizability of our inventories.

     Deferred tax assets. As of the end of the first quarter of fiscal 2005 and the end of fiscal 2004, our federal net operating loss, or NOL, carryforwards were $131.1 million and $142.2 million, respectively, and our foreign NOL carryforwards were $0.6 million and $0.9 million, respectively. Our gross deferred tax assets, including federal, foreign, state and local NOL carryforwards, were $75.1 million and $79.0 million as of the end of the first quarter of fiscal 2005 and the end of fiscal 2004, respectively, and our gross deferred tax liabilities were $56.3 million and $54.8 million, respectively.

     We have concluded that, based on the weight of available evidence, it is more likely than not that we will not generate sufficient future taxable income to realize our deferred tax assets and that a valuation allowance is necessary. Our consolidated valuation allowance was $50.9 million and $55.4 million as of the end of the first quarter of fiscal 2005 and the end of fiscal 2004, respectively. During the first quarter of fiscal 2005, we reduced the valuation allowance against our U.S. federal and state deferred tax assets $5.4 million and increased the valuation allowance against our foreign deferred tax assets $0.9 million. We currently expect that future years’ deferred income tax expense (benefit) will include deferred tax expense approximating the growth in our deferred tax liabilities related to amortization of goodwill for tax purposes.

     Goodwill and other intangible assets. As of the end of the first quarter of fiscal 2005 and the end of fiscal 2004, our goodwill and other intangible assets were $384.5 million and $390.5 million, respectively. The $6.0 million decrease is due to the impact of foreign currency exchange rate fluctuations. We test the carrying value of our goodwill and other intangible assets for impairment annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions, if available. If the estimated fair value of goodwill and other intangible assets of either our domestic or European reporting unit is less than the carrying value, an impairment loss will be recognized. In the fourth quarter of fiscal 2004, we performed our annual assessment of impairment and determined no impairment was evident at that date.

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

     As of the end of the first quarter of fiscal 2005, we had open commodity contracts with a fair value gain of $3.8 million. Based upon an analysis we completed at the end of the first quarter of fiscal 2005 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $1.1 million.

     Interest rate risk. We are exposed to market risk related to changes in interest rates. We periodically enter into interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our floating rate debt, which totaled $194.0 million at the end of the first quarter of fiscal 2005. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. At the end of the first quarter of fiscal 2005, we had no outstanding interest rate swap or cap contracts.

     Our results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase in the interest rates on our floating rate debt as of the end of the first quarter of fiscal 2005, interest expense would have increased by approximately $0.5 million for the first quarter of fiscal 2005. In addition, such a change would have resulted in a decrease of approximately $12.6 million in the fair value of our fixed rate debt at the end of the first quarter of fiscal 2005. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and the possible adverse effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

     Foreign currency exchange risk. We have foreign currency exposure relating to the translation of the financial statements of our foreign operations into U.S. dollars. Our functional currencies, other than the U.S. dollar, include the Euro, Danish Krona and British Pound Sterling. We also funded a portion of our fiscal 2000 acquisition of Arovit with Euro-denominated debt designated as a hedge of our net investment in Europe. The cumulative translation adjustment for the net investment in our European operations is recognized in accumulated other comprehensive income in the accompanying unaudited condensed consolidated financial statements included herein. At the end of the first quarter of fiscal 2005, we had a cumulative translation gain of $55.3 million, which included a $19.2 million cumulative loss for the translation of our previously extinguished Euro-denominated debt to U.S. dollars through the final repayment date.

     We also have foreign currency exposure, to a lesser extent, relating to transacting business in countries with foreign currencies other than our functional currencies. From time to time, we may enter into foreign currency options or forward contracts for the purchase or sale of a foreign currency to mitigate the risk from foreign currency exchange rate fluctuations in those transactions and translations. As of the end of the first quarter of fiscal 2005, we had no material outstanding foreign currency contracts.

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

     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures as of the end of the quarterly period ending April 2, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     Changes in internal control over financial reporting. Other than those changes referred to in Item 9A of the 2004 10-K, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

     See Note 9, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q, which is incorporated by reference in this Part II, Item 1.

ITEM 6. Exhibits

Exhibit
Number	Description
15.1*	Letter from KPMG LLP dated May 10, 2005 regarding unaudited interim financial information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Furnished herewith.

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

Stephen P. Havala
Corporate Controller and Principal Accounting Officer

Date: May 10, 2005

EXHIBIT INDEX

Exhibit
Number	Description
15.1*	Letter from KPMG LLP dated May 10, 2005, regarding unaudited interim financial information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Furnished herewith.