Form 10-Q
period 2005-07-02
DOANE PET CARE CO
filed 2005-08-22
CIK 1002211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 0-27818
Doane Pet Care Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	43-1350515 (IRS Employer Identification No.)
210 Westwood Place South, Suite 400
Brentwood, TN 37027
(Address of principal executive office, including zip code)
(615) 373-7774
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of August 22, 2005, the registrant had outstanding 1,000 shares of common stock, all of which were held by its parent, Doane Pet Care Enterprises, Inc.

PART I. Financial Information

Page
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal 2005 and the end of fiscal 2004	1
Unaudited Condensed Consolidated Statements of Operations for the second quarter and first six months of fiscal 2005 and 2004	2
Unaudited Condensed Consolidated Statement of Stockholder’s (Deficit) Equity and Comprehensive Loss as of the end of and for the first six months of fiscal 2005	3
Unaudited Condensed Consolidated Statements of Cash Flows for the first six months of fiscal 2005 and 2004	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Report of Independent Registered Public Accounting Firm	17
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	26
PART II. Other Information

Item 1. Legal Proceedings	28
Item 6. Exhibits	28
Signatures	29
Letter from KPMG LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. Financial Information

ITEM 1.	Financial Statements
DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	End of
	Second quarter	Fiscal
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$37,031	$28,847
Accounts receivable, net	91,491	112,445
Inventories, net	67,657	68,321
Deferred tax assets	1,935	2,414
Prepaid expenses and other current assets	11,080	7,038

Total current assets	209,194	219,065
Property, plant and equipment, net	236,837	258,070
Goodwill and other intangible assets	376,373	390,471
Other assets	29,388	34,300

Total assets	$851,792	$901,906

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$3,516	$3,673
Accounts payable	84,058	102,149
Accrued liabilities	50,698	59,239

Total current liabilities	138,272	165,061

Long-term debt:
Long-term debt, excluding current maturities	577,260	580,090
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized, 1,200,000 shares issued and outstanding, $118,987 current redemption value	114,874	106,421

Total long-term debt	692,134	686,511
Deferred tax liabilities	34,868	33,641
Other long-term liabilities	9,842	9,567

Total liabilities	875,116	894,780

Commitments and contingencies

Stockholder’s (deficit) equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in-capital	115,674	115,674
Accumulated other comprehensive income	32,571	62,650
Accumulated deficit	(171,569)	(171,198)

Total stockholder’s (deficit) equity	(23,324)	7,126

Total liabilities and stockholder’s (deficit) equity	$851,792	$901,906

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Second quarter		First six months
	2005	2004	2005	2004
Net sales	$243,872	$258,338	$511,008	$529,218
Cost of goods sold	201,151	225,201	416,184	455,263

Gross profit	42,721	33,137	94,824	73,955
Operating expenses:
Promotion and distribution	14,729	13,767	29,159	27,994
Selling, general and administrative	12,811	12,803	25,930	25,986
Amortization	1,024	1,134	2,190	2,363
Other operating expense (income), net	1,805	3,938	(1,711)	5,161

Income from operations	12,352	1,495	39,256	12,451
Interest expense, net	19,031	18,186	37,677	36,163
Other income, net	(448)	(331)	(693)	(738)

(Loss) income before income taxes	(6,231)	(16,360)	2,272	(22,974)
Income tax expense	1,316	1,377	2,643	2,570

Net loss	$(7,547)	$(17,737)	$(371)	$(25,544)

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDER’S (DEFICIT) EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balances at end of fiscal 2004	1,000	$—	$115,674	$62,650	$(171,198)	$7,126
Comprehensive loss:
Net loss	—	—	—	—	(371)	(371)
Foreign currency translation	—	—	—	(30,079)	—	(30,079)
Total comprehensive loss						(30,450)

Balances at end of second quarter 2005	1,000	$—	$115,674	$32,571	$(171,569)	$(23,324)

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	First six months
	2005	2004
Cash flows from operating activities:
Net loss	$(371)	$(25,544)
Items not requiring (providing) cash:
Depreciation	17,825	17,303
Amortization	2,258	2,860
Deferred income tax expense	2,042	2,065
Non-cash interest expense	11,099	9,713
Equity in joint ventures	(151)	(457)
Asset impairments	1,129	420
Changes in current assets and liabilities	(12,557)	(12,674)

Net cash provided by (used in) operating activities	21,274	(6,314)

Cash flows from investing activities:
Capital expenditures	(10,132)	(5,126)
Other, net	(743)	(404)

Net cash used in investing activities	(10,875)	(5,530)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	13,078
Principal payments on long-term debt	(1,768)	(17,276)
Payments for debt issuance costs	(22)	(3,002)

Net cash used in financing activities	(1,790)	(7,200)
Effect of exchange rate changes on cash and cash equivalents	(425)	(187)

Increase (decrease) in cash and cash equivalents	8,184	(19,231)
Cash and cash equivalents, beginning of period	28,847	29,293

Cash and cash equivalents, end of period	$37,031	$10,062

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)	Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company and its consolidated subsidiaries, or the Company, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to previously reported consolidated financial statements and notes to conform with the current presentation.
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
     In conformity with U.S. generally accepted accounting principles, preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements; therefore, actual results could ultimately differ from those estimates.
     The Company’s fiscal year ends on the Saturday nearest to the end of December. Each quarter ends on the Saturday nearest to the end of the calendar month with the second quarters of fiscal 2005 and 2004 ending on July 2, 2005 and July 3, 2004, respectively.
(2)	Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, or SFAS 123 — Revised. SFAS 123 — Revised eliminates the alternative to use the intrinsic value method of accounting and requires entities to recognize the cost of services received in exchange for awards of equity instruments, or compensation cost, based on the fair value of those awards at the grant date. SFAS 123 — Revised is effective as of the beginning of the Company’s next fiscal year, or January 1, 2006, for all awards granted after the effective date and for all awards modified, repurchased or cancelled after that date. In the opinion of management, the Company meets the nonpublic entity criteria under SFAS 123 — Revised. Accordingly, upon adoption, the grant-date fair value of awards of equity share options and similar instruments is to be calculated using the historical volatility of an appropriate industry sector index rather than expected volatility of the Company’s share price. The Company will evaluate the impact on its results of operations and financial position upon the adoption of SFAS 123 — Revised.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on the Company’s results of operations or financial position.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3)	Inventories
     A summary of inventories follows (in thousands):

	End of
	Second quarter	Fiscal
	2005	2004
Raw materials	$16,107	$16,041
Packaging materials	21,441	20,564
Finished goods	32,385	34,573

	69,933	71,178
Less: Allowances	(2,276)	(2,857)

Total	$67,657	$68,321

(4)	Property, Plant and Equipment
     A summary of property, plant and equipment follows (in thousands):

	End of
	Second quarter	Fiscal
	2005	2004
Land	$11,210	$11,601
Buildings and improvements	99,331	104,778
Machinery and equipment	309,644	320,097
Construction-in-progress	9,679	6,727

	429,864	443,203
Less: Accumulated depreciation	(193,027)	(185,133)

Total	$236,837	$258,070

(5)	Long-Term Debt and Liquidity
     A summary of long-term debt follows (in thousands):

	End of
	Second quarter	Fiscal
	2005	2004
Revolving credit facility	$—	$—
Term loan facility	193,538	194,513
Senior notes	211,323	211,144
Senior subordinated notes	149,326	149,147
Industrial development revenue bonds	14,499	14,493
Debt of foreign subsidiaries	12,090	14,466

	580,776	583,763
Less: Current maturities	(3,516)	(3,673)

	577,260	580,090
Senior preferred stock	114,874	106,421

Total	$692,134	$686,511

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of the end of the second quarter of fiscal 2005, the Company’s senior credit facility provided for total commitments of $230.0 million, consisting of a $195.0 million Term Loan Facility and a $35.0 million Revolving Credit Facility, with a $20.0 million sub-limit for issuance of stand-by letters of credit. The Term Loan Facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.00%, or ABR, as defined in the senior credit facility agreement, plus 3.00%. The Revolving Credit Facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.50%, or ABR plus 3.50%. As of the end of the second quarter of fiscal 2005, the Term Loan Facility bore interest at 7.41%.
     As of the end of the second quarter of fiscal 2005, the Company had no borrowings outstanding under its Revolving Credit Facility and $4.8 million of stand-by letters of credit outstanding, resulting in $30.2 million of availability under its Revolving Credit Facility. Availability of funds under the senior credit facility is subject to certain customary terms and conditions.
     As of the end of the second quarter of fiscal 2005, the principal amounts due under the Company’s long-term debt and the respective final maturity dates were as follows (in thousands):

		Maturities by fiscal year
							2010 and
	Final maturity	2005	2006	2007	2008	2009	thereafter	Total
Term loan facility	February 13, 2007[1]	$975	$1,950	$190,613	$—	$—	$—	$193,538
Senior notes	March 1, 2010	—	—	—	—	—	211,323	211,323
Senior subordinated notes	May 15, 2007	—	—	149,326	—	—	—	149,326
Other	Various	756	1,572	2,005	2,141	2,282	17,833	26,589

		1,731	3,522	341,944	2,141	2,282	229,156	580,776
Senior preferred stock	September 30, 2007	—	—	114,874	—	—	—	114,874

Total		$1,731	$3,522	$456,818	$2,141	$2,282	$229,156	$695,650

[1]	The Company’s senior credit facility matures on the earlier of November 5, 2009 or 91 days prior to the maturity of the senior subordinated notes due May 15, 2007 (as may be refinanced, extended, or renewed), unless terminated sooner upon an event of default.
     The Company is highly leveraged and has significant cash requirements for debt service relating to its senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. The Company’s ability to borrow is limited by its senior credit facility, including compliance with the financial covenants therein, and the limitations on the incurrence of additional indebtedness in the indentures governing the Company’s senior notes and senior subordinated notes. The Company was in compliance with the financial covenants in its senior credit facility as of the end of the second quarter of fiscal 2005.
(6)	Restructuring Activities
     In an effort to reduce manufacturing costs and increase operating efficiencies, the Company closed its Cartersville, Georgia manufacturing facility at the end of the second quarter of fiscal 2005. In connection with the plant closure, the Company recorded non-cash asset impairments of $1.1 million in other operating expense (income), net. In addition, the Company expects to incur total cash charges of approximately $0.2 million related to severance and carrying costs.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A rollforward of the Company’s accrued restructuring costs for the first six months of fiscal 2005 follows (in thousands):

First six months
2005
Balance at end of fiscal 2004	$722
Severance	36
Revisions to estimates	(15)
Cash payments	(415)

Balance at end of second quarter 2005	$328

     During the first six months of fiscal 2005, the Company made payments of $0.4 million for severance costs related to the European restructuring plan which was completed in fiscal 2004.
     As of the end of the second quarter of fiscal 2005, the future expected payout of the Company’s accrued restructuring costs, which consist primarily of severance associated with European restructuring, follows (in thousands):

Fiscal years ending	Payout
2005	$269
2006	59

Total	$328

(7) Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Second quarter		First six months
	2005	2004	2005	2004
Net loss	$(7,547)	$(17,737)	$(371)	$(25,544)
Foreign currency translation	(17,625)	(873)	(30,079)	(4,907)

Total	$(25,172)	$(18,610)	$(30,450)	$(30,451)

(8) Stock Option Plan of Parent
     The Company and its Parent, Doane Pet Care Enterprises, Inc., have elected to continue to follow APB 25 to account for fixed stock awards granted to employees. However, if the Company and its Parent adopted SFAS 123 to account for fixed stock awards granted to employees, the Company’s net loss for the second quarter and first six months of fiscal 2005 and 2004 would have been adjusted as follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Second quarter		First six months
	2005	2004	2005	2004
Net loss, as reported	$(7,547)	$(17,737)	$(371)	$(25,544)
Less: Stock-based employee compensation expense determined based on the fair value method for all awards	—	(1)	(1)	(2)

Pro forma net loss	$(7,547)	$(17,738)	$(372)	$(25,546)

     At the end of the second quarter of fiscal 2005 and 2004, Parent had total options outstanding of 3,685,960 and 4,048,850, respectively, under its stock option plans. There were no new stock options granted during the first six months of fiscal 2005.
(9) Pension and Postretirement Plans
     The Company has a defined benefit, non-contributory inactive pension plan which was frozen on May 28, 1998. As a result, future benefits no longer accumulate and the Company no longer incurs service cost related to the plan. The Company’s funding policy for this inactive plan is to make the minimum annual contribution required by applicable regulations. The Company’s only active pension plan covers 42 union employees at one of its facilities. The Company also has a postretirement healthcare plan that provides medical coverage for eligible retirees and their dependents. The Company pays benefits under this plan when due and does not fund its plan obligations as they accrue; therefore, there are no plan assets. The information below has been determined based on the six months ending June 30, 2005 and 2004, respectively.
     A summary of net periodic cost follows (in thousands):

	Pension benefits
	Second quarter		First six months
	2005	2004	2005	2004
Service cost	$9	$9	$18	$18
Interest cost	254	270	507	540
Expected return on plan assets	(344)	(347)	(689)	(693)
Recognition of actuarial loss	168	169	336	338
Amortization of prior service cost	2	3	5	5
Amortization of transition obligation	1	1	2	2

Net periodic pension cost	$90	$105	$179	$210

	Postretirement benefits
	Second quarter		First six months
	2005	2004	2005	2004
Service cost	$5	$3	$8	$7
Interest cost	45	75	103	150
Recognition of actuarial loss	28	27	63	54
Amortization of prior service benefit	(61)	(13)	(122)	(26)

Net periodic postretirement cost	$17	$92	$52	$185

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10)	Major Customer
     For both the first six months of fiscal 2005 and 2004, the same customer accounted for 44% of the Company’s net sales in the accompanying unaudited condensed consolidated statements of operations. The Company does not have a long-term contract with this customer. Trade accounts receivable with this customer were 34% and 35% of consolidated accounts receivable, net, in the accompanying unaudited condensed consolidated balance sheets as of the end of the second quarter of fiscal 2005 and the end of fiscal 2004, respectively. The loss of this customer, or a significant decrease or change in business with this customer, would have a material adverse impact on the Company’s financial position, results of operations and liquidity.
(11)	Commitments and Contingencies
     The Company is a party, in the ordinary course of business, to claims and litigation. In management’s opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.
(12)	Financial Information Related to Guarantor Subsidiaries
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
     Unaudited condensed consolidated financial information for the guarantor and non-guarantor subsidiaries follows (in thousands, except share and par value amounts):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of second quarter 2005
		Non-	Intercompany
	Guarantor	guarantor	eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,177	$3,854	$—	$37,031
Accounts receivable, net	40,781	50,710	—	91,491
Inventories, net	40,004	27,653	—	67,657
Deferred tax assets	1,935	—	—	1,935
Prepaid expenses and other current assets	9,880	1,200	—	11,080

Total current assets	125,777	83,417	—	209,194
Property, plant and equipment, net	142,346	94,491	—	236,837
Goodwill and other intangible assets	267,780	108,593	—	376,373
Other assets	273,378	12,565	(256,555)	29,388

Total assets	$809,281	$299,066	$(256,555)	$851,792

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$1,950	$1,566	$—	$3,516
Accounts payable	48,848	35,210	—	84,058
Accrued liabilities	36,950	13,748	—	50,698

Total current liabilities	87,748	50,524	—	138,272

Long-term debt:
Long-term debt, excluding current maturities	566,736	154,495	(143,971)	577,260
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized, 1,200,000 shares issued and outstanding, $118,987 current redemption value	114,874	—	—	114,874

Total long-term debt	681,610	154,495	(143,971)	692,134

Deferred tax liabilities	32,333	2,535	—	34,868
Other long-term liabilities	9,842	—	—	9,842

Total liabilities	811,533	207,554	(143,971)	875,116

Commitments and contingencies
Stockholder’s (deficit) equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	95,861	(95,861)	115,674
Accumulated other comprehensive (loss) income	(24,555)	73,849	(16,723)	32,571
Accumulated deficit	(93,371)	(78,198)	—	(171,569)

Total stockholder’s (deficit) equity	(2,252)	91,512	(112,584)	(23,324)

Total liabilities and stockholder’s (deficit) equity	$809,281	$299,066	$(256,555)	$851,792

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of fiscal 2004
		Non-	Intercompany
	Guarantor	guarantor	eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,963	$3,884	$—	$28,847
Accounts receivable, net	48,660	63,785	—	112,445
Inventories, net	39,406	28,915	—	68,321
Deferred tax assets	2,414	—	—	2,414
Prepaid expenses and other current assets	6,128	910	—	7,038

Total current assets	121,571	97,494	—	219,065
Property, plant and equipment, net	147,293	110,777	—	258,070
Goodwill and other intangible assets	267,780	122,691	—	390,471
Other assets	267,224	14,436	(247,360)	34,300

Total assets	$803,868	$345,398	$(247,360)	$901,906

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$1,950	$1,723	$—	$3,673
Accounts payable	52,131	50,018	—	102,149
Accrued liabilities	46,623	12,616	—	59,239

Total current liabilities	100,704	64,357	—	165,061

Long-term debt, excluding current maturities	567,347	165,574	(152,831)	580,090
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized, 1,200,000 shares issued and outstanding, $110,942 current redemption value	106,421	—	—	106,421

Total long-term debt	673,768	165,574	(152,831)	686,511
Deferred tax liabilities	30,714	2,927	—	33,641
Other long-term liabilities	9,567	—	—	9,567

Total liabilities	814,753	232,858	(152,831)	894,780

Commitments and contingencies
Stockholder’s (deficit) equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	95,861	(95,861)	115,674
Accumulated other comprehensive (loss) income	(24,555)	85,873	1,332	62,650
Accumulated deficit	(102,004)	(69,194)	—	(171,198)

Total stockholder’s (deficit) equity	(10,885)	112,540	(94,529)	7,126

Total liabilities and stockholder’s (deficit) equity	$803,868	$345,398	$(247,360)	$901,906

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	Second quarter 2005
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$172,506	$71,366	$243,872
Cost of goods sold	144,383	56,768	201,151

Gross profit	28,123	14,598	42,721
Operating expenses:
Promotion and distribution	6,177	8,552	14,729
Selling, general and administrative	8,723	4,088	12,811
Amortization	816	208	1,024
Other operating expense (income), net	1,816	(11)	1,805

Income from operations	10,591	1,761	12,352
Interest expense, net	12,617	6,414	19,031
Other (income) expense, net	(791)	343	(448)

Loss before income taxes	(1,235)	(4,996)	(6,231)
Income tax expense	1,049	267	1,316

Net loss	$(2,284)	$(5,263)	$(7,547)

	Second quarter 2004
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$192,502	$65,836	$258,338
Cost of goods sold	173,380	51,821	225,201

Gross profit	19,122	14,015	33,137
Operating expenses:
Promotion and distribution	6,580	7,187	13,767
Selling, general and administrative	8,673	4,130	12,803
Amortization	935	199	1,134
Other operating expenses	—	3,938	3,938

Income from operations	2,934	(1,439)	1,495
Interest expense, net	12,205	5,981	18,186
Other (income) expense, net	(521)	190	(331)

Loss before income taxes	(8,750)	(7,610)	(16,360)
Income tax expense	1,070	307	1,377

Net loss	$(9,820)	$(7,917)	$(17,737)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	First six months 2005
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$367,127	$143,881	$511,008
Cost of goods sold	302,270	113,914	416,184

Gross profit	64,857	29,967	94,824
Operating expenses:
Promotion and distribution	12,734	16,425	29,159
Selling, general and administrative	17,590	8,340	25,930
Amortization	1,765	425	2,190
Other operating income, net	(1,439)	(272)	(1,711)

Income from operations	34,207	5,049	39,256
Interest expense, net	24,605	13,072	37,677
Other (income) expense, net	(1,129)	436	(693)

Income (loss) before income taxes	10,731	(8,459)	2,272
Income tax expense	2,098	545	2,643

Net income (loss)	$8,633	$(9,004)	$(371)

	First six months 2004
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$391,940	$137,278	$529,218
Cost of goods sold	346,716	108,547	455,263

Gross profit	45,224	28,731	73,955
Operating expenses:
Promotion and distribution	13,355	14,639	27,994
Selling, general and administrative	17,106	8,880	25,986
Amortization	1,956	407	2,363
Other operating (income) expense, net	(415)	5,576	5,161

Income (loss) from operations	13,222	(771)	12,451
Interest expense, net	23,956	12,207	36,163
Other (income) expense, net	(1,134)	396	(738)

Loss before income taxes	(9,600)	(13,374)	(22,974)
Income tax expense	2,001	569	2,570

Net loss	$(11,601)	$(13,943)	$(25,544)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First six months 2005
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net income (loss)	$8,633	$(9,004)	$(371)
Items not requiring (providing) cash:
Depreciation and amortization	11,395	8,688	20,083
Deferred income tax expense (benefit)	2,098	(56)	2,042
Asset impairments	1,129	—	1,129
Other non-cash expense (income), net	11,120	(172)	10,948
Changes in current assets and liabilities	(18,339)	5,782	(12,557)

Net cash provided by operating activities	16,036	5,238	21,274

Cash flows from investing activities:
Capital expenditures	(6,044)	(4,088)	(10,132)
Other, net	(781)	38	(743)

Net cash used in investing activities	(6,825)	(4,050)	(10,875)

Cash flows from financing activities:
Principal payments on long-term debt	(975)	(793)	(1,768)
Payments for debt issuance costs	(22)	—	(22)

Net cash used in financing activities	(997)	(793)	(1,790)
Effect of exchange rate changes on cash and cash equivalents	—	(425)	(425)

Increase (decrease) in cash and cash equivalents	8,214	(30)	8,184
Cash and cash equivalents, beginning of period	24,963	3,884	28,847

Cash and cash equivalents, end of period	$33,177	$3,854	$37,031

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First six months 2004
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(11,601)	$(13,943)	$(25,544)
Items not requiring (providing) cash:
Depreciation and amortization	11,640	8,523	20,163
Deferred income tax expense	2,001	64	2,065
Asset impairments	420	—	420
Other non-cash expense (income), net	9,359	(103)	9,256
Changes in current assets and liabilities	(21,185)	8,511	(12,674)

Net cash (used in) provided by operating activities	(9,366)	3,052	(6,314)

Cash flows from investing activities:
Capital expenditures	(2,990)	(2,136)	(5,126)
Other, net	(802)	398	(404)

Net cash used in investing activities	(3,792)	(1,738)	(5,530)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	13,078	13,078
Principal payments on long-term debt	(3,220)	(14,056)	(17,276)
Payments for debt issuance costs	(3,002)	—	(3,002)

Net cash used in financing activities	(6,222)	(978)	(7,200)
Effect of exchange rate changes on cash and cash equivalents	—	(187)	(187)

(Decrease) increase in cash and cash equivalents	(19,380)	149	(19,231)
Cash and cash equivalents, beginning of period	25,939	3,354	29,293

Cash and cash equivalents, end of period	$6,559	$3,503	$10,062

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Doane Pet Care Company:
     We have reviewed the accompanying condensed consolidated balance sheet of Doane Pet Care Company and subsidiaries as of July 2, 2005, the related condensed consolidated statements of operations for the three-month and six-month periods ended July 2, 2005 and July 3, 2004, the related condensed consolidated statement of stockholder’s (deficit) equity and comprehensive loss as of and for the six-month period ended July 2, 2005 and the related condensed consolidated statements of cash flows for the six-month periods ended July 2, 2005 and July 3, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
August 20, 2005

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The reader is encouraged to refer to the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes in our 2004 10-K.
Forward-Looking Statements
     Certain of the statements in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “assume,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors, with respect to, among other things:
•	reliance on a few customers for a large portion of our sales and our ability to maintain our relationships with these customers;

•	our exposure to, and our ability to manage, market risk relating to commodity, oil and natural gas prices, interest rates and foreign currency exchange rates;

•	future capital expenditures and our ability to finance these capital expenditures;

•	our ability to finance our debt service requirements under our senior credit facility and other indebtedness and to comply with the financial covenants under our debt agreements;

•	our future results of operations or financial condition;

•	our business strategies and other plans and objectives for future operations;

•	general economic and business conditions;

•	business opportunities that may be presented to and pursued by us from time to time;

•	risks related to our international operations;

•	the impact of existing or new accounting pronouncements; and

•	the outcome of any legal proceedings to which we or any of our subsidiaries may be a party.
     These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. Factors that could cause results to differ materially include without limitation: decreases or changes in demand for our products, changes in market trends, general competitive pressures from existing and new competitors, price volatility of commodities, oil, natural gas, other raw materials and packaging, foreign currency exchange rate fluctuations, future investment returns on our pension plans, changes in laws and regulations, adverse changes in operating performance, adverse economic conditions and other factors described under “Risk Factors” in our 2004 10-K.

     We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
Second Quarter Fiscal 2005 in Review
     In the second quarter of fiscal 2005, net sales decreased 5.6% to $243.9 million from $258.3 million in the second quarter of fiscal 2004. The decrease in our net sales was primarily due to our cost-sharing arrangements and the related impact of passing through a portion of our lower commodity costs and, to a lesser extent, lower domestic sales volume, partially offset by favorable foreign currency exchange rate fluctuations. Our gross profit increased $9.6 million from the second quarter of fiscal 2004 primarily as a result of lower global commodity costs, partially offset by the above factors affecting net sales.
     In an effort to reduce manufacturing costs and increase operating efficiencies, we closed our Cartersville, Georgia manufacturing facility at the end of the second quarter of fiscal 2005. In connection with the plant closure, we recorded non-cash asset impairments of $1.1 million in other operating expense (income), net. In addition, we expect to incur total cash charges of approximately $0.2 million related to severance and carrying costs.
Results of Operations
     We manufacture pet food, primarily private label, in the United States and Europe using 27 combined manufacturing and distribution facilities. We manufacture pet food products primarily for dogs and cats, including dry, wet, semi-moist, soft dry, soft treats and dog biscuits. We sell our products to various types of retailers.
     Historically, approximately 75% of our cost of goods sold has been comprised of raw material and packaging costs with the remainder primarily comprised of salaries, wages and related fringe benefits, utilities and depreciation. Our operating expenses generally consist of promotion and distribution expenses, selling, general and administrative expenses, amortization and other operating (income) expense. Promotion and distribution expenses are primarily comprised of promotions, freight, brokerage fees and warehousing expenses. Selling, general and administrative expenses primarily include salaries and related fringe benefits, depreciation and other corporate overhead costs, which typically do not increase proportionately with increases in net sales and sales volumes.
     We have foreign currency exposure relating to our business transactions in currencies other than the U.S. dollar. In addition, the timing and extent of foreign currency exchange rate fluctuations may have a material impact on our operations due to the translations of the financial statements of our foreign subsidiaries into U.S. dollars. Although our functional currencies other than the U.S. dollar include the Euro, Danish Krona and British Pound Sterling, the Euro to U.S. dollar exchange rate approximates the impact of movements in our individual functional foreign currency exchange rates. For the purpose of analyzing our results of operations, the average Euro to U.S. dollar exchange rates for the three months ending in the second quarter of fiscal 2005 and 2004 were approximately 1.26 and 1.20, respectively, and for the six months ending in the second quarter of fiscal 2005 and 2004 were approximately 1.28 and 1.23, respectively. For the purpose of analyzing our financial position, the Euro to U.S. dollar exchange rates as of the end of the second quarter of fiscal 2005 and the end of fiscal 2004 were approximately 1.21 and 1.36, respectively.
     Our fiscal year ends on the Saturday nearest to the end of December; therefore, fiscal 2004 ended on January 1, 2005. Each quarter ends on the Saturday nearest to the end of the calendar month with the second quarters of fiscal 2005 and 2004 ending on July 2, 2005 and July 3, 2004, respectively.

     Statement of operations data. The following table sets forth our statement of operations derived from the accompanying unaudited condensed consolidated financial statements expressed as a percentage of net sales for the second quarter and first six months of fiscal 2005 and 2004 as indicated (in thousands, except percentages):

	Second quarter				First six months
	2005		2004		2005		2004
Net sales	$243,872	100.0%	$258,338	100.0%	$511,008	100.0%	$529,218	100.0%
Cost of goods sold:
Commodity costs	116,495	47.8	134,152	51.9	240,307	47.0	270,476	51.1
Other	84,656	34.7	91,049	35.3	175,877	34.4	184,787	34.9

Total cost of goods sold	201,151	82.5	225,201	87.2	416,184	81.4	455,263	86.0

Gross profit	42,721	17.5	33,137	12.8	94,824	18.6	73,955	14.0
Operating expenses:
Promotion and distribution	14,729	6.0	13,767	5.3	29,159	5.7	27,994	5.3
Selling, general and administrative	12,811	5.3	12,803	5.0	25,930	5.1	25,986	4.9
Amortization	1,024	0.4	1,134	0.4	2,190	0.4	2,363	0.4
Other operating expense (income), net	1,805	0.7	3,938	1.5	(1,711)	(0.3)	5,161	1.0

Income from operations	12,352	5.1	1,495	0.6	39,256	7.7	12,451	2.4
Interest expense, net	19,031	7.8	18,186	7.0	37,677	7.4	36,163	6.8
Other income, net	(448)	(0.2)	(331)	—	(693)	(0.1)	(738)	(0.1)

(Loss) income before income taxes	(6,231)	(2.5)	(16,360)	(6.4)	2,272	0.4	(22,974)	(4.3)
Income tax expense	1,316	0.6	1,377	0.5	2,643	0.5	2,570	0.5

Net loss	$(7,547)	(3.1)%	$(17,737)	(6.9)%	$(371)	(0.1)%	$(25,544)	(4.8)%

Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004
     Net sales. Net sales in the second quarter of fiscal 2005 decreased 5.6%, or $14.4 million, to $243.9 million from $258.3 million in the second quarter of fiscal 2004. The decrease in our net sales was primarily due to our cost-sharing arrangements and the related impact of passing through a portion of our lower U.S. commodity costs and, to a lesser extent, lower domestic sales volume, partially offset by favorable foreign currency exchange rate fluctuations.
     Gross profit. Gross profit in the second quarter of fiscal 2005 increased 28.9%, or $9.6 million, to $42.7 million from $33.1 million in the second quarter of fiscal 2004. This increase was primarily due to lower global commodity costs, which decreased as a percentage of net sales to 47.8% in the second quarter of fiscal 2005 from 51.9% in the second quarter of fiscal 2004, partially offset by the above factors affecting net sales. In addition, other cost of goods sold included a $3.2 million favorable period-over-period change related to the volatility of commodity prices combined with the fair value accounting for our commodity derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. Other cost of goods sold in the second quarter of fiscal 2005 also included increased manufacturing efficiencies primarily related to our European restructuring, partially offset by increased packaging costs due to higher oil and steel prices.
     Promotion and distribution. Promotion and distribution expenses for the second quarter of fiscal 2005 increased 7.0%, or $0.9 million, to $14.7 million from $13.8 million in the second quarter of fiscal 2004. This increase was primarily due to higher global freight costs resulting from both rising gas prices and resumed shipments to Mexico.

     Other operating expense (income), net. Other operating expense of $1.8 million in the second quarter of fiscal 2005 consisted primarily of $1.1 million of asset impairments and $0.6 million in transaction costs. Other operating expense of $3.9 million in the second quarter of fiscal 2004 related to our European restructuring plan and consisted of installation costs of $2.0 million, severance costs of $1.3 million and manufacturing inefficiencies of $0.6 million.
     Interest expense, net. Interest expense, net of interest income, in the second quarter of fiscal 2005 increased 4.6%, or $0.8 million, to $19.0 million from $18.2 million in the second quarter of fiscal 2004 primarily due to the increase of our senior preferred stock dividends.
     Income tax expense. We recognized income tax expense of $1.3 million in the second quarter of fiscal 2005 compared to $1.4 million for the second quarter of fiscal 2004. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the valuation allowances against our deferred tax assets that are not recoverable through known reversals of deferred tax liabilities.
First Six Months of Fiscal 2005 Compared to First Six Months of Fiscal 2004
     Net sales. Net sales for the first six months of fiscal 2005 decreased 3.4%, or $18.2 million, to $511.0 million from $529.2 million for the first six months of fiscal 2004. The decrease in our net sales was primarily due to our cost-sharing arrangements and the related impact of passing through a portion of our lower U.S. commodity costs and, to a lesser extent, lower domestic sales volume, partially offset by favorable foreign currency exchange rate fluctuations.
     Gross profit. Gross profit for the first six months of fiscal 2005 increased 28.2%, or $20.8 million, to $94.8 million from $74.0 million for the first six months of fiscal 2004. This increase was primarily due to lower global commodity costs, which decreased as a percentage of net sales to 47.0% in the first six months of fiscal 2005 from 51.1% in the first six months of fiscal 2004, partially offset by the above factors affecting net sales. In addition, other cost of goods sold included a $7.4 million favorable period-over-period change related to the volatility of commodity prices combined with the fair value accounting for our commodity derivative instruments under SFAS 133. Other cost of goods sold in the first six months of fiscal 2005 also included increased manufacturing efficiencies primarily related to our European restructuring, partially offset by increased packaging costs due to higher oil and steel prices.
     Promotion and distribution. Promotion and distribution expenses for the first six months of fiscal 2005 increased 4.2%, or $1.2 million, to $29.2 million from $28.0 million for the first six months of fiscal 2004. This increase was primarily due to higher global freight costs resulting from both rising gas prices and resumed shipments to Mexico.
     Other operating expense (income), net. Other operating income, net, of $1.7 million in the first six months of fiscal 2005 included $3.2 million of favorable litigation settlements, partially offset by $1.1 million of asset impairments and $0.6 million in transaction costs. Other operating expense, net, of $5.2 million in the first six months of fiscal 2004 consisted of: European restructuring costs of $5.6 million including severance costs of $3.0 million, installation costs of $2.0 million and manufacturing inefficiencies of $0.6 million; asset impairments of $0.4 million related to the closure of our distribution center in Alexandria, Louisiana; and $0.8 million of income related to an arbitration award.
     Interest expense, net. Interest expense, net of interest income, for the first six months of fiscal 2005 increased 4.2%, or $1.5 million, to $37.7 million from $36.2 million for the first six months of fiscal 2004 primarily due to the increase of our senior preferred stock dividends.
     Income tax expense. We recognized income tax expense of $2.6 million for the first six months of both fiscal 2005 and fiscal 2004. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the valuation allowances against our deferred tax assets that are not recoverable through known reversals of deferred tax liabilities.
Liquidity and Capital Resources
     We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and the issuance of other indebtedness.
Cash and Cash Flows
     Net cash provided by our operating activities was $21.3 million for the first six months of fiscal 2005 compared to net cash used in operating activities of $6.3 million for the first six months of fiscal 2004. The improvement was primarily due to higher earnings.
     Net cash used in our investing activities was $10.9 million for the first six months of fiscal 2005 compared to $5.5 million for the first six months of fiscal 2004. The change resulted from increased capital expenditures, which were $10.1 million for the first six months of fiscal 2005 compared to $5.1 million for the first six months of fiscal 2004.
     Net cash used in our financing activities was $1.8 million for the first six months of fiscal 2005 compared to $7.2 million for the first six months of fiscal 2004. In the first six months of fiscal 2005, we made scheduled payments on our current senior credit facility and debt of our foreign subsidiaries. In the first six months of fiscal 2004, we made scheduled principal payments on our previous senior credit facility, paid transaction fees and expenses associated with a first quarter amendment to our previous senior credit facility and refinanced certain of our European loans.
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
     Our senior credit facility provides for total commitments of $230.0 million, consisting of a $195.0 million term loan facility, of which $1.5 million has been repaid as of the end of the second quarter of fiscal 2005, and a $35.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of stand-by letters of credit. The term loan facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.00%, or ABR, as defined in the senior credit facility agreement, plus 3.00%. The revolving credit facility bears interest, at the option of the Company, of adjusted LIBOR plus 4.50%, or ABR plus 3.50%. As of the end of the second quarter of fiscal 2005, the term loan facility bore interest at 7.41%. We are required to make annual principal payments on the senior credit facility calculated as 1% of $195.0 million, payable in equal quarterly installments of each year. The loans under our senior credit facility may be prepaid and commitments may be reduced; however, payments on the term loan facility may not be reborrowed.
Liquidity
     As of the end of the second quarter of fiscal 2005, our principal sources of liquidity consisted of working capital of $70.9 million, including cash of $37.0 million, and $30.2 million of availability under our revolving credit facility.
     We believe that cash flows generated from our business, together with available cash balances and future borrowings, will be sufficient in the near term to enable us to make interest and required principal payments on our debt and to provide us with the necessary liquidity for operational and capital requirements in our current operating environment. However, as shown below in the annual maturities of long-term debt summary, we have significant debt and redemption obligations that mature in 2007. We may be required to refinance all or a portion of the principal amount of our outstanding obligations, including those that mature in 2007, on or prior to maturity or a mandatory redemption date. In addition, we may not have sufficient capital available to us for any future acquisitions, joint ventures or similar transactions. We believe that offerings of additional debt securities are possible, or other sources of capital are available, if the need arises, although any such capital may not be available on terms acceptable to us or at all.
     Although we believe that future borrowings under our revolving credit facility will be available to fund our liquidity needs, availability of these funds is subject to our satisfaction of certain customary terms and conditions, including our ability to satisfy the financial covenants in our senior credit facility. Refer to our 2004 10-K for a summary of these financial covenants. We were in compliance with the financial covenants in our senior credit facility as of the end of the second quarter of fiscal 2005; however, we have experienced difficulty in the past satisfying financial covenants in our previous senior credit facility, and negotiated amendments and obtained waivers for fiscal 2000, 2001 and 2003 due to covenant non-compliance. Our ability to satisfy the covenants contained in our senior credit facility is determined based on our cash flows, outstanding senior secured debt and capital expenditures. We may experience difficulty satisfying these covenants in the future. If we are unable to negotiate an amendment or secure a waiver from our lenders for any potential default, it could result in an event of default under the senior credit facility and permit a majority of the lenders to accelerate outstanding debt under the senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes. In that event, we may not have sufficient liquidity to make interest and required principal payments on our debt and to fund operational and capital requirements.
     We believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to spend required maintenance capital and at the same time fund any planned expansion, cost reduction projects and customer requirements for fiscal 2005. We anticipate that our capital expenditures for fiscal 2005 will approximate $25 million to $30 million, with approximately $10 million to $12 million required to maintain our current business. Our capital expenditures were $10.1 million in the first six months of fiscal 2005.
Annual Maturities of Long-Term Debt
     A summary of the maturities by fiscal year of our long-term debt as of the end of the second quarter of fiscal 2005 follows (in thousands):

Fiscal	Maturities
2005	$1,731
2006	3,522
2007	456,818
2008	2,141
2009	2,282
2010 and thereafter	229,156

$695,650

Commitments and Contingencies
     We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements; however, these requirements may change in the future, which may cause us to incur material costs to comply with these requirements or in connection with the effect of these matters on our business.

Inflation and Changes in Prices
     Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass through increased costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, changes in international demand, trading activity in commodity markets, as well as weather conditions during the growing and harvesting seasons. Our costs for packaging materials are affected by fluctuations in paper, steel and oil prices resulting from changes in supply and demand, general economic conditions and other factors. In addition, our manufacturing costs are impacted by changes in natural gas prices and our freight costs are affected by changes in gas prices. Our results of operations have been exposed to volatility in the commodity and natural gas markets in the past. We have cost-sharing arrangements with certain of our domestic customers to reduce the impact of volatile commodity costs; however, these arrangements only reduce our exposure to such volatility in the future and are subject to change.
     In the event of any increases in raw materials, packaging, natural gas and freight costs, we may be required to seek increased selling prices for our products to avoid margin deterioration. We cannot provide any assurances as to the timing or extent of our ability to implement future selling price increases in the event of increased raw materials, packaging, natural gas or freight costs or whether any selling price increases implemented by us may affect future sales volumes to our customers.
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
Critical Accounting Policies
     Accounts receivable allowances. As of the end of the second quarter of fiscal 2005 and the end of fiscal 2004, our gross accounts receivable were $94.4 million and $116.3 million, respectively. We had allowances of $2.9 million and $3.9 million as of the end of the second quarter of fiscal 2005 and the end of fiscal 2004, respectively, consisting of reserves for doubtful accounts, outstanding deductions with customers and cash discounts. We estimate the allowances by applying a recovery percentage based on historical collection experience. We accrue additional allowances based on a specific identification review for amounts deemed to be at risk. Receivables are written off against the allowances at the point in which an amount is deemed uncollectible by us. We may revise our allowances against accounts receivable as we receive more information or as we assess other factors impacting the realizability of our accounts receivable.
     Inventories allowances. As of the end of the second quarter of fiscal 2005 and the end of fiscal 2004, our gross inventories were $69.9 million and $71.2 million, respectively. We had allowances, primarily for obsolescence of packaging inventories, of $2.3 million and $2.9 million as of the end of the second quarter of fiscal 2005 and the end of fiscal 2004, respectively. We estimate our allowances against inventories based on a specific identification review of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. We may revise our allowance against inventories as we receive more information on this matter or as we assess other factors impacting the realizability of our inventories.

     Deferred tax assets. As of the end of the second quarter of fiscal 2005 and the end of fiscal 2004, our federal net operating loss, or NOL, carryforwards were $163.2 million and $142.2 million, respectively, and our foreign NOL carryforwards were $0.5 million and $0.9 million, respectively. Our gross deferred tax assets, including federal, foreign, state and local NOL carryforwards, were $87.7 million and $79.0 million as of the end of the second quarter of fiscal 2005 and the end of fiscal 2004, respectively, and our gross deferred tax liabilities were $56.5 million and $54.8 million, respectively.
     We have concluded that it is more likely than not that we will not generate sufficient future taxable income to realize our deferred tax assets and that a valuation allowance is necessary. Our consolidated valuation allowance was $64.1 million and $55.4 million as of the end of the second quarter of fiscal 2005 and the end of fiscal 2004, respectively. During the first six months of fiscal 2005, we increased the valuation allowance against our U.S. federal and state deferred tax assets and foreign deferred tax assets by $6.9 million and $1.8 million, respectively. We currently expect that future years’ deferred income tax expense (benefit) will include deferred tax expense approximating the growth in our deferred tax liabilities related to the amortization of goodwill for tax purposes.
     Goodwill and other intangible assets. As of the end of the second quarter of fiscal 2005 and the end of fiscal 2004, our goodwill and other intangible assets were $376.4 million and $390.5 million, respectively. The $14.1 million decrease is due to the impact of foreign currency exchange rate fluctuations. We test the carrying value of our goodwill and other intangible assets for impairment annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions, if available. If the estimated fair value of goodwill and other intangible assets of either our domestic or European reporting unit is less than the carrying value, an impairment loss will be recognized. In the fourth quarter of fiscal 2004, we performed our annual assessment of impairment and determined no impairment was evident at that date.

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
     Although we may seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and may in the future. Moreover, the use of hedging instruments also reduces our ability to take advantage of short-term reductions in raw material prices. If one or more of our competitors is able to reduce their manufacturing costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our selling prices or face a decline in net sales, either of which could have a material adverse effect on our business, results of operations and financial condition.
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

     As of the end of the second quarter of fiscal 2005, we had open commodity contracts with a fair value gain of $3.6 million. Based upon an analysis we completed at the end of the second quarter of fiscal 2005 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $1.0 million.
     Interest rate risk. We are exposed to market risk related to changes in interest rates. We have in the past and may in the future enter into interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our floating rate debt, which totaled $193.5 million at the end of the second quarter of fiscal 2005. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. At the end of the second quarter of fiscal 2005, we had no outstanding interest rate swap or cap contracts.
     Our results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase in the interest rates on our floating rate debt as of the end of the second quarter of fiscal 2005, interest expense would have increased by approximately $0.5 million and $1.0 million for the second quarter and first six months of fiscal 2005. In addition, such a change would have resulted in a decrease of approximately $12.3 million in the fair value of our fixed rate debt at the end of the second quarter of fiscal 2005. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and the possible adverse effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.
     Foreign currency exchange risk. We have foreign currency exposure relating to the translation of the financial statements of our foreign operations into U.S. dollars. Our functional currencies, other than the U.S. dollar, include the Euro, Danish Krona and British Pound Sterling. The cumulative translation adjustment for the net investment in our European operations is recognized in accumulated other comprehensive income in the accompanying unaudited condensed consolidated financial statements included herein. At the end of the second quarter of fiscal 2005, we had a cumulative translation gain of $37.7 million, which included a $19.2 million cumulative loss for the translation of our previously extinguished Euro-denominated debt to U.S. dollars through the final repayment date.
     We also have foreign currency exposure, to a lesser extent, relating to transacting business in countries with foreign currencies other than our functional currencies. From time to time, we may enter into foreign currency options or forward contracts for the purchase or sale of a foreign currency to mitigate the risk from foreign currency exchange rate fluctuations in those transactions and translations. As of the end of the second quarter of fiscal 2005, we had open foreign currency contracts with a fair value gain of $0.8 million.

ITEM 4.	Controls and Procedures
     Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or furnish under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures as of the end of the quarterly period ending July 2, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
     See Note 11, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q, which is incorporated by reference in this Part II, Item 1.

ITEM 6.	Exhibits

Exhibit
Number	Description
15.1*	Letter from KPMG LLP dated August 20, 2005 regarding unaudited interim financial information.

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
Stephen P. Havala
Corporate Controller and Principal Accounting Officer

Date: August 22, 2005

EXHIBIT INDEX

Exhibit
Number	Description
15.1*	Letter from KPMG LLP dated August 20, 2005, regarding unaudited interim financial information.

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