Form 10-Q
period 2005-10-01
DOANE PET CARE CO
filed 2005-11-08
CIK 1002211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 0-27818
Doane Pet Care Company
(Exact name of registrant as specified in its charter)

Delaware	43-1350515
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
210 Westwood Place South, Suite 400
Brentwood, TN 37027
(Address of principal executive office, including zip code)
(615) 373-7774
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2005, the registrant had outstanding 1,000 shares of Class A common stock and 71.32 shares of Class B common stock.

		Page
PART I. Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal 2005 and the end of fiscal 2004	1

	Unaudited Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2005 and 2004	2

	Unaudited Condensed Consolidated Statement of Stockholder’s (Deficit) Equity and Comprehensive Loss as of the end of and for the first nine months of fiscal 2005	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the first nine months of fiscal 2005 and 2004	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

	Report of Independent Registered Public Accounting Firm	21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II. Other Information

Item 1.	Legal Proceedings	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		37
Agreement and Plan of Merger dated 8/28/2005
Letter from KPMG LLP
Certification of PEO Pursuant to Section 302
Certification of PFO Pursuant to Section 302
Certification of PEO Pursuant to Section 906
Certification of PFO Pursuant to Section 906

PART I. Financial Information
ITEM 1. Financial Statements
DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	End of
	Third quarter	Fiscal
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$30,403	$28,847
Accounts receivable, net	92,068	112,445
Inventories, net	64,144	68,321
Deferred tax assets	1,867	2,414
Prepaid expenses and other current assets	8,397	7,038

Total current assets	196,879	219,065
Property, plant and equipment, net	228,257	258,070
Goodwill and other intangible assets	376,027	390,471
Other assets	29,464	34,300

Total assets	$830,627	$901,906

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY

Current liabilities:
Current maturities of long-term debt	$3,533	$3,673
Accounts payable	72,222	102,149
Accrued liabilities	55,941	59,239

Total current liabilities	131,696	165,061

Long-term debt:
Long-term debt, excluding current maturities	576,550	580,090
Senior Preferred Stock (Redeemable); 3,000,000 shares authorized, 1,200,000 shares issued and outstanding; $121,495 current redemption value	119,314	106,421

Total long-term debt	695,864	686,511
Deferred tax liabilities	36,005	33,641
Other long-term liabilities	10,207	9,567

Total liabilities	873,772	894,780

Commitments and contingencies

Stockholder’s (deficit) equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in-capital	115,674	115,674
Accumulated other comprehensive income	31,803	62,650
Accumulated deficit	(190,622)	(171,198)

Total stockholder’s (deficit) equity	(43,145)	7,126

Total liabilities and stockholder’s (deficit) equity	$830,627	$901,906

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Third quarter		First nine months
	2005	2004	2005	2004
Net sales	$231,388	$250,977	$742,396	$780,195
Cost of goods sold	194,282	218,165	610,466	673,428

Gross profit	37,106	32,812	131,930	106,767
Operating expenses:
Promotion and distribution	13,707	13,777	42,866	41,771
Selling, general and administrative	12,439	12,461	38,369	38,447
Amortization	940	993	3,130	3,356
Other operating expense, net	8,498	1,168	6,787	6,329

Income from operations	1,522	4,413	40,778	16,864
Interest expense, net	19,358	18,432	57,035	54,595
Other expense (income), net	6	(90)	(687)	(828)

Loss before income taxes	(17,842)	(13,929)	(15,570)	(36,903)
Income tax expense	1,211	1,296	3,854	3,866

Net loss	$(19,053)	$(15,225)	$(19,424)	$(40,769)

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDER’S (DEFICIT) EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balances at end of fiscal 2004	1,000	$—	$115,674	$62,650	$(171,198)	$7,126

Comprehensive loss:
Net loss	—	—	—	—	(19,424)	(19,424)
Foreign currency translation	—	—	—	(30,847)	—	(30,847)

Total comprehensive loss						(50,271)

Balances at end of third quarter 2005	1,000	$—	$115,674	$31,803	$(190,622)	$(43,145)

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	First nine months
	2005	2004
Cash flows from operating activities:
Net loss	$(19,424)	$(40,769)
Items not requiring (providing) cash:
Depreciation	26,530	25,466
Amortization	3,198	4,102
Deferred income tax expense	3,259	3,236
Non-cash interest expense	16,916	14,895
Equity income of joint ventures	(321)	(650)
Asset impairments	6,129	420
Changes in current assets and liabilities	(13,112)	(13,363)

Net cash provided by (used in) operating activities	23,175	(6,663)

Cash flows from investing activities:
Capital expenditures	(15,738)	(9,934)
Other, net	(1,141)	(638)

Net cash used in investing activities	(16,879)	(10,572)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	13,078
Principal payments on long-term debt	(2,647)	(20,208)
Payments for debt issuance costs	(1,624)	(3,006)

Net cash used in financing activities	(4,271)	(10,136)
Effect of exchange rate changes on cash and cash equivalents	(469)	332

Increase (decrease) in cash and cash equivalents	1,556	(27,039)

Cash and cash equivalents, beginning of period	28,847	29,293

Cash and cash equivalents, end of period	$30,403	$2,254

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company and its consolidated subsidiaries, or the Company, do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The fiscal 2004 year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.
     The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2004 annual report on Form 10-K for the fiscal year ended January 1, 2005, or the 2004 10-K, including the related Report of Independent Registered Public Accounting Firm, which includes certain explanatory paragraphs, and the related exhibits. The accounting policies used in preparing the accompanying consolidated financial statements are the same as those summarized in the 2004 10-K.
     In conformity with U.S. generally accepted accounting principles, preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements, and therefore, actual results could ultimately differ from those estimates.
     The Company’s fiscal year ends on the Saturday nearest to the end of December. Each quarter ends on the Saturday nearest to the end of the month with the third quarters of fiscal 2005 and 2004 ending on October 1, 2005 and October 2, 2004, respectively.
(2) Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123 – Revised. SFAS 123 – Revised eliminates the alternative to use the intrinsic value method of accounting and requires entities to recognize the cost of services received in exchange for awards of equity instruments, or compensation cost, based on the fair value of those awards at the grant date. SFAS 123 – Revised is effective as of the beginning of the Company’s next fiscal year, or January 1, 2006, for all awards granted after the effective date and for all awards modified, repurchased or cancelled after that date. In the opinion of management, the Company meets the nonpublic entity criteria under SFAS 123 – Revised. Accordingly, upon adoption, the fair value of awards of equity share options and similar instruments shall be calculated at the date of grant using the historical volatility of an appropriate industry sector index rather than expected volatility of the Company’s share price. The Company will evaluate the impact on its results of operations and financial position upon the adoption of SFAS 123 – Revised.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of SFAS 154 will have a material impact on its results of operations or financial position.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3) Inventories
     A summary of inventories follows (in thousands):

	End of
	Third quarter	Fiscal
	2005	2004
Raw materials	$14,819	$16,041
Packaging materials	20,090	20,564
Finished goods	31,552	34,573

	66,461	71,178
Less: Allowances	(2,317)	(2,857)

Total	$64,144	$68,321

(4) Property, Plant and Equipment
     A summary of property, plant and equipment follows (in thousands):

	End of
	Third quarter	Fiscal
	2005	2004
Land	$11,203	$11,601
Buildings and improvements	99,226	104,778
Machinery and equipment	306,877	320,097
Construction-in-progress	11,865	6,727

	429,171	443,203
Less: Accumulated depreciation	(200,914)	(185,133)

Total	$228,257	$258,070

(5) Long-Term Debt and Liquidity
     A summary of long-term debt follows (in thousands):

	End of
	Third quarter	Fiscal
	2005	2004
Revolving credit facility	$—	$—
Term loan facility	193,050	194,513
10 ¾% senior notes	211,412	211,144
10 ⅝% senior subordinated notes	149,416	149,147
Industrial development revenue bonds	14,502	14,493
Debt of foreign subsidiaries	11,703	14,466

	580,083	583,763
Less: Current maturities	(3,533)	(3,673)

	576,550	580,090
Senior preferred stock	119,314	106,421

Total	$695,864	$686,511

     See Note 12 relating to the acquisition of the Company’s parent, Doane Pet Care Enterprises, Inc., or Parent, on October 24, 2005 and the related financing transactions that were contemporaneously effected or commenced.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of the end of the third quarter of fiscal 2005, the Company’s senior credit facility provided for total commitments of $230.0 million, consisting of a $195.0 million term loan facility and a $35.0 million revolving credit facility, with a $20.0 million sub-limit for issuance of letters of credit. The credit agreement provided that the term loan facility bore interest, at the option of the Company, of adjusted LIBOR plus 4.00%, or ABR plus 3.00%. The revolving credit facility bore interest, at the option of the Company, of adjusted LIBOR plus 4.50%, or ABR plus 3.50%. As of the end of the third quarter of fiscal 2005, the term loan facility bore interest at 7.62%.
     The Company had no borrowings outstanding under its revolving credit facility as of the end of the third quarter of fiscal 2005, and $4.8 million of letters of credit issued and undrawn, resulting in $30.2 million of availability under its revolving credit facility. The Company was in compliance with the financial covenants of its senior credit facility as of the end of the third quarter of fiscal 2005.
     The Company is highly leveraged and has significant cash requirements for debt service relating to its senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. The Company’s ability to borrow is limited by its senior credit facility, including compliance with the financial covenants therein, and by the indentures governing the Company’s senior notes and senior subordinated notes.
     Long-Term Debt Maturities
     The annual maturities of the Company’s long-term debt as of the end of the third quarter of fiscal 2005 were as follows (in thousands):

Fiscal	Maturities
2005	$877
2006	3,519
2007	461,345
2008	2,138
2009	2,280
2010 and thereafter	229,238

Total	$699,397

(6)	Restructuring Activities and Asset Impairments
     During fiscal 2005, the Company entered into certain initiatives to reduce its cost structure and to increase operating efficiencies, beginning with the closure of its Cartersville, Georgia manufacturing facility in the second quarter of fiscal 2005. In addition, in the third quarter of fiscal 2005, the Company announced the closure of its Hillburn, New York and Delavan, Wisconsin manufacturing facilities, the permanent shutdown of the dry pet food production lines at its Portland, Indiana manufacturing facility and a 7% reduction of its U.S. corporate salaried workforce.
     In connection with these cost savings initiatives, the Company incurred non-cash asset impairment charges of $6.1 million and severance costs of $2.3 million in the first nine months of fiscal 2005, and expects to incur additional costs of $0.4 million in the future primarily related to the carrying costs of the closed facilities.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A rollforward of the Company’s accrued restructuring costs for the first nine months of fiscal 2005 follows (in thousands):

First nine months
2005
Balance at end of fiscal 2004	$722
Severance	2,302
Revisions to estimates	(15)
Cash payments	(770)

Balance at end of third quarter 2005	$2,239

     In the first nine months of fiscal 2005, the Company made cash payments of $0.8 million primarily for severance costs related to its fiscal 2004 European restructuring plan.
     As of the end of the third quarter of fiscal 2005, the future expected payout of the Company’s accrued restructuring costs, which primarily consist of severance associated with the fiscal 2005 cost savings initiatives described above, follows (in thousands):

Fiscal years ending	Payout
2005	$973
2006	898
2007	368

Total	$2,239

(7)	Comprehensive Loss
     The components of comprehensive loss follows (in thousands):

	Third quarter		First nine months
	2005	2004	2005	2004
Net loss	$(19,053)	$(15,225)	$(19,424)	$(40,769)
Foreign currency translation	(768)	3,675	(30,847)	(1,232)

Total	$(19,821)	$(11,550)	$(50,271)	$(42,001)

(8) Stock Option Plans of Parent
     The Company and Parent have elected to continue to account for stock awards granted to employees using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees. If the Company and Parent elected to account for stock awards granted to employees using the fair value method under SFAS No. 123, Accounting for Stock–Based Compensation, the Company’s net loss for the third quarter and first nine months of fiscal 2005 and 2004 would have been adjusted as follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Third quarter		First nine months
	2005	2004	2005	2004
Net loss, as reported	$(19,053)	$(15,225)	$(19,424)	$(40,769)
Less: Stock-based employee compensation expense determined based on the fair value method for all awards	(1)	(1)	(2)	(3)

Net loss, pro forma	$(19,054)	$(15,226)	$(19,426)	$(40,772)

     At the end of the third quarter of fiscal 2005 and 2004, Parent had total options outstanding of 3,664,648 and 3,942,150, respectively, under its stock option plans. There were no new stock options granted under these plans during the first nine months of fiscal 2005.
     See Note 12 relating to the Company’s new stock incentive plan established in connection with the acquisition of Parent on October 24, 2005.
(9) Pension and Postretirement Plans
     The Company has a defined benefit, non-contributory inactive pension plan which was frozen in 1998. As a result, future benefits no longer accumulate and the Company no longer incurs service cost related to the plan. The Company’s funding policy for this inactive plan is to make the minimum annual contribution required by applicable regulations. The Company’s only active defined benefit pension plan covers approximately 40 union employees at one of its facilities. The Company also has a postretirement healthcare plan that provides medical coverage for eligible retirees and their dependents. The Company pays benefits under this plan when due and does not fund its plan obligations as they accrue, and therefore, the plan has no assets. The information below has been determined based on the nine months ending September 30, 2005 and 2004, respectively.
     A summary of net periodic cost follows (in thousands):

	Pension benefits
	Third quarter		First nine months
	2005	2004	2005	2004
Service cost	$9	$9	$27	$27
Interest cost	253	270	760	810
Expected return on plan assets	(344)	(347)	(1,033)	(1,040)
Recognition of actuarial loss	167	169	503	507
Amortization of prior service cost	3	3	8	8
Amortization of transition obligation	1	1	3	3

Net periodic pension cost	$89	$105	$268	$315

	Postretirement benefits
	Third quarter		First nine months
	2005	2004	2005	2004
Service cost	$4	$3	$12	$10
Interest cost	52	75	155	225
Recognition of actuarial loss	32	27	95	81
Amortization of prior service benefit	(62)	(13)	(184)	(39)

Net periodic postretirement cost	$26	$92	$78	$277

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10) Major Customer
     For the first nine months of fiscal 2005 and 2004, the same customer accounted for 43% and 44%, respectively of the Company’s net sales. The Company does not have a long-term contract with this customer. Trade accounts receivable with this customer were 29% and 35% of accounts receivable, net, as of the end of the third quarter of fiscal 2005 and the end of fiscal 2004, respectively. The loss of this customer, or a significant decrease or change in business with this customer, would have a material adverse impact on the Company’s financial position, results of operations and liquidity.
(11) Commitments and Contingencies
     The Company is a party, in the ordinary course of business, to claims and litigation. In management’s opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.
(12) Subsequent Events
     Acquisition
     On October 24, 2005, pursuant to the Agreement and Plan of Merger dated as of August 28, 2005, Ontario Teachers’ Pension Plan Board, or OTPP, acquired beneficial ownership of substantially all of the outstanding capital stock of Parent for total consideration of $855.7 million, including estimated fees and expenses. This transaction, referred to as the Acquisition, was effected by the merger of DPC Newco Inc., a direct, wholly-owned subsidiary of OTPP, with and into Parent with Parent surviving the merger. In connection with the Acquisition, OTPP and the Company’s senior management invested $306.0 million and $4.7 million in Parent, respectively. Following the Acquisition, Parent continues to beneficially own all of the capital stock of the Company.
     In accordance with SFAS No. 141, Business Combinations, or SFAS 141, the Company accounted for the Acquisition using the purchase method of accounting whereby the total purchase price of $855.7 million, including estimated fees and expenses, was allocated to the Company’s net tangible and intangible assets based upon their preliminary estimated fair values. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. The preliminary purchase price allocation is subject to revision when a more detailed analysis is completed, including a valuation to be performed by a third party appraisal company. The final purchase price allocation may differ materially from the initial allocation made as of the closing date.
     In connection with the Acquisition, the certificates of incorporation of Parent and the Company were amended to provide that the authorized capital stock of each of Parent and the Company consists of Class A common stock and Class B common stock, each with par value of $0.01 per share. As of the closing of the Acquisition, OTPP and members of the Company’s senior management beneficially own 98.5% and 1.5% of Parent’s Class A common stock, respectively. OTPP is the record owner of 29.9%, but beneficially owns 100%, of Parent’s Class B common stock and the remaining 70.1% is owned by an entity that is wholly-owned by Law Debenture Corporation, p.l.c., a provider of trustee services organized under the laws of the United Kingdom, referred to as the Jersey Entity. As of the closing of the Acquisition, Parent owns 100% of the Company’s Class A common stock and 29.9% of its Class B common stock. The remaining 70.1% of the Company’s Class B common stock is owned by the Jersey Entity.
     The holders of Class A common stock of Parent and the Company are entitled to vote on all matters of the respective entities, except that the Class A common stock holders shall not have the right to vote on the election or removal of directors. Except, as otherwise required by law, the Class B common stock holders are entitled to vote only for the election or removal of directors of the respective entities. Both the Class A and Class B common stock holders of each entity are entitled to one vote per share on all matters on which they are entitled to vote; neither has cumulative voting rights. Holders of Class A common stock of each entity and Class B common stock of Parent are entitled to receive, ratably, on a per share basis, such dividends as may be declared by the respective board of directors from time to time. Holders of the Company’s Class B common stock are not entitled to any dividends.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On October 6, 2005, the Company filed a current report on Form 8-K regarding the Acquisition and related Financing Transactions, as defined below, which included unaudited pro forma financial statements as of July 2, 2005. In addition, on October 27, 2005, the Company filed a current report on Form 8-K which further described the Acquisition and related Financing Transactions.
     Financing Transactions
     In connection with the Acquisition, the Company effected or commenced a series of recapitalization transactions, referred to as the Financing Transactions, including, among others:
•	the closing of a $210.0 million senior credit facility, or the new senior credit facility:

•	the closing of a private placement for $152.0 million in aggregate principal amount of 10 5/8% senior subordinated notes due November 15, 2015, or the new senior subordinated notes;

•	the termination and full settlement of its existing $230.0 million senior credit facility;

•	the redemption of its 9 3/4% senior subordinated notes due 2007 at a price of 100% of the aggregate principal amount of $150.0 million, plus accrued and unpaid interest to, but not including, the redemption date of November 24, 2005;

•	the commencement of a change of control offer to purchase its existing 14.25% senior preferred stock at a purchase price equal to 101% of the liquidation value thereof, which includes a 1% change of control premium, plus accrued and unpaid dividends to, but not including, the purchase date of November 22, 2005. Assuming all holders tender in the change of control offer, the Company expects to pay approximately $125.2 million to holders on or about the purchase date. To the extent any holders fail to tender such offer, the Company will redeem its senior preferred stock at 100% of the liquidation value thereof on or about the purchase date; and

•	the commencement of a change of control offer to purchase the Company’s 10 3/4% senior notes at a purchase price equal to 101% of the principal amount thereof, which includes a 1% change of control premium, plus accrued and unpaid interest to, but not including, the purchase date of November 22, 2005. The Company has a written commitment from a lender to provide financing for any repurchase obligations that may arise as a result of such offer. The Company does not anticipate that holders of its senior notes will exercise this right based on current trading levels of the senior notes.
     Consummation of the Acquisition constituted a change of control under the indentures governing the Company’s industrial development revenue bonds, the aggregate principal amount of which is $15.0 million. The Company received a waiver from a holder of $12.0 million of the industrial development revenue bonds. The Company received notice from one of the holders of the industrial development revenue bonds that it intends to require the Company to repurchase $2.4 million of its bonds in accordance with the provisions of the related indenture. The Company will commence a change of control offer to purchase the $2.4 million of industrial development revenue bonds and the remaining $0.6 million of such bonds at a purchase price equal to 101% of the principal amount, which includes a 1% change of control premium, plus accrued and unpaid interest to, but not including, the purchase date. The Company also received a waiver from the lender of its foreign debt such that this debt also remains outstanding after the Acquisition.
     In connection with the Acquisition and related Financing Transactions, the Company incurred certain non-recurring charges that will be recognized in the fourth quarter of fiscal 2005. These charges included, among others, (1) the write-off of debt issuance costs associated with the existing senior credit facility and senior subordinated notes, and a portion of the industrial development revenue bonds; (2) costs related to the redemption of the existing senior subordinated notes and the redemption of the senior preferred stock; (3) expenses and fees associated with the Acquisition incurred by the Company; and (4) compensation expenses associated with the payment of transaction bonuses and the settlement of all outstanding stock options in cash.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     New Senior Credit Facility. In conjunction with the closing of the Acquisition on October 24, 2005, the Company entered into a new senior credit facility with a syndicate of banks and other institutional investors, as lenders, and Lehman Commercial Paper Inc., as administrative agent. The new $210.0 million senior credit facility provides for a $55.0 million U.S. dollar equivalent term loan facility denominated in Euros, a $105.0 million term loan facility and a $50.0 million multi-currency revolving credit facility with a $15.0 million sub-limit for Euro-denominated revolving credit loans. As of October 24, 2005, the Company had no borrowings outstanding under the new revolving credit facility and $5.1 million of letters of credit issued and undrawn, resulting in $44.9 million of availability under the new revolving credit facility. The credit agreement provides that all borrowings denominated in U.S. dollars under the new senior credit facility bear interest, at the Company’s option, at a rate per annum equal to an applicable margin, plus (i) the higher of (x) the prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum or (ii) the Eurodollar rate. All borrowings denominated in Euros bear interest at a rate per annum equal to the EURIBOR rate plus an applicable margin. In addition to paying interest on outstanding principal under the new senior credit facility, the Company is required to pay a commitment fee to the lenders related to unutilized loan commitments at a rate of 0.50% per annum. The new revolving credit facility matures on October 24, 2010 and the new term loan facilities mature on October 24, 2012, except that all facilities terminate 91 days prior to the maturity of the Company’s senior notes, unless the senior notes are redeemed or refinanced. Availability of funds under the new senior credit facility is subject to certain customary terms and conditions.
     The obligations under the Company’s new senior credit facility are guaranteed by Parent and by each of the Company’s domestic restricted subsidiaries. In addition, the new senior credit facility is secured by first priority perfected security interests in substantially all of the Company’s existing and future material assets and the existing and future material assets of its subsidiary guarantors, except that only up to 65% of the capital stock of its first-tier foreign subsidiaries is pledged in favor of the lenders under the new senior credit facility. The new senior credit facility contains certain financial and other covenants usual and customary for a secured credit agreement.
     The Company is required to make quarterly principal installments of 0.25% of the aggregate principal amount of each of the term loan facilities during the first six years and nine months after the closing date, with the remaining balance due at maturity. The loans under the new senior credit facility may be prepaid and commitments may be reduced. Optional prepayments of the term loan facilities may not be reborrowed. Subject to certain exceptions, the new senior credit facility will require that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, 50% of the net proceeds from equity offerings and 75% of excess cash flow for each fiscal year (reducing to 50% based on performance levels agreed upon) must be used to pay down outstanding borrowings.
     New 10 5/8% Senior Subordinated Notes. On October 24, 2005, the Company closed on a private placement of $152.0 million in aggregate principal amount of new 10 5/8% senior subordinated notes due November 15, 2015. The new senior subordinated notes were issued at a discount of 99.226% of par, resulting in gross proceeds of $150.8 million. The discount is being amortized as non-cash interest expense over the term of the new senior subordinated notes. Interest on the new senior subordinated notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2006, and will be computed on the basis of a 360-day year comprised of twelve 30-day months. The Company is required to pay additional interest to holders of the new senior subordinated notes if the Company fails to complete the Exchange Offer, as described in a Registration Rights Agreement entered into in connection with the issuance of these notes, within 210 days from the issuance date of October 24, 2005 or if certain other conditions contained in the Registration Rights Agreement are not satisfied.
     The new senior subordinated notes are general unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all the existing and future senior indebtedness of the Company and senior in right of payment to any future subordinated obligations. The new senior subordinated notes are effectively subordinated to all existing and future secured indebtedness of the Company and its subsidiaries and to all indebtedness and other liabilities, including trade payables, of each non-guarantor subsidiary of the Company. The

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
new senior subordinated notes are unconditionally guaranteed on an unsecured senior subordinated basis by each existing and future domestic restricted subsidiary of the Company. The new senior subordinated notes have certain covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur or guarantee additional indebtedness and issue preferred stock, pay dividends or make certain other distributions, create liens, sell assets, place restrictions on the ability of its restricted subsidiaries to pay dividends or make certain other distributions, engage in mergers or consolidations with other entities, engage in certain transactions with affiliates and make certain investments.
     Subject to certain conditions, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the new senior subordinated notes with the net cash proceeds of one or more equity offerings at a redemption price of 110.625% of the principal amount thereof plus accrued and unpaid interest, if any, and additional interest, if any, thereon to, but not including, the redemption date. The new senior subordinated notes are otherwise not redeemable until November 15, 2010. On and after November 15, 2010, the Company may at any time redeem all or, from time to time, a part of the new senior subordinated notes at the following redemption prices, plus accrued and unpaid interest, if any, and additional interest, if any, to the applicable redemption date:

Twelve-month periods beginning
November 15,	Percentage
2010	105.313%
2011	103.542%
2012	101.771%
2013 and thereafter	100.000%
     Long-Term Debt Maturities. As of October 24, 2005, after giving effect to the Financing Transactions and after recording an adjustment to recognize the senior notes at fair value as required by SFAS 141, amounts due under the Company’s long-term debt and the respective final maturity dates were as follows (in thousands):

		Maturities by fiscal year
							2010 and
	Final maturity	2005	2006	2007	2008	2009	thereafter	Total
Senior credit facility:
Revolving credit facility	October 24, 2010	$—	$—	$—	$—	$—	$—	$—
Euro term loan facility	October 24, 2012	137	550	550	550	550	52,663	55,000
U.S. dollar term loan facility	October 24, 2012	262	1,050	1,050	1,050	1,050	100,538	105,000
10 ¾% senior notes	March 1, 2010	—	—	—	—	—	232,170	232,170
10 5/8% senior subordinated notes	November 15, 2015	—	—	—	—	—	150,824	150,824
Other	Various	387	1,555	1,987	2,123	2,264	17,787	26,103

Total		$786	$3,155	$3,587	$3,723	$3,864	$553,982	$569,097

     Stock Incentive Plan
     In connection with the closing of the Acquisition on October 24, 2005, Parent terminated its existing stock option plans and established a new stock option plan, the Doane Pet Care Enterprises, Inc. Stock Incentive Plan, or the 2005 Stock Incentive Plan. The termination of the existing plans was effected by settling all of the outstanding options in cash. Under the 2005 Stock Incentive Plan, a total of 9.5%, or 326,175 shares, of the fully-diluted Class A common stock of Parent is available for option grants. On October 24, 2005, Parent granted 223,171 stock options to the Company’s senior management, which have a 10-year life and vest ratably in five equal installments on each of the first five anniversaries of the effective date of the new plan with the potential for accelerated vesting upon a change of control of Parent.
(13) Financial Information Related to Guarantor Subsidiaries
     The Company’s guarantor subsidiaries are wholly-owned domestic subsidiaries who have jointly and severally guaranteed on a full and unconditional basis the Company’s new and existing senior credit facilities and senior subordinated notes, and its existing senior notes. The guarantor subsidiaries are minor domestic subsidiaries of the Company that have no material operations of their own, and therefore, no separate information for these subsidiaries

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is presented. The financial information presented below related to the guarantors is substantially that of the Company, excluding its European operations. The financial information presented below related to the non-guarantors is that of the Company’s non-guarantor subsidiaries, which are its wholly-owned European subsidiaries.
     Unaudited condensed consolidated financial information for the guarantor and non-guarantor subsidiaries follows (in thousands, except share and par value amounts):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of third quarter 2005
		Non-	Intercompany
	Guarantor	guarantor	eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$25,699	$4,704	$—	$30,403
Accounts receivable, net	37,612	54,456	—	92,068
Inventories, net	38,064	26,080	—	64,144
Deferred tax assets	1,867	—	—	1,867
Prepaid expenses and other current assets	7,605	792	—	8,397

Total current assets	110,847	86,032	—	196,879
Property, plant and equipment, net	136,933	91,324	—	228,257
Goodwill and other intangible assets	267,780	108,247	—	376,027
Other assets	280,200	12,264	(263,000)	29,464

Total assets	$795,760	$297,867	$(263,000)	$830,627

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY

Current liabilities:
Current maturities of long-term debt	$1,950	$1,583	$—	$3,533
Accounts payable	39,753	32,469	—	72,222
Accrued liabilities	41,856	14,085	—	55,941

Total current liabilities	83,559	48,137	—	131,696

Long-term debt:
Long-term debt, excluding current maturities	566,430	160,045	(149,925)	576,550
Senior Preferred Stock (Redeemable); 3,000,000 shares authorized, 1,200,000 shares issued and outstanding; $121,495 current redemption value	119,314	—	—	119,314

Total long-term debt	685,744	160,045	(149,925)	695,864
Deferred tax liabilities	33,314	2,691	—	36,005
Other long-term liabilities	10,207	—	—	10,207

Total liabilities	812,824	210,873	(149,925)	873,772

Commitments and contingencies

Stockholder’s (deficit) equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	95,861	(95,861)	115,674
Accumulated other comprehensive (loss) income	(24,555)	73,572	(17,214)	31,803
Accumulated deficit	(108,183)	(82,439)	—	(190,622)

Total stockholder’s (deficit) equity	(17,064)	86,994	(113,075)	(43,145)

Total liabilities and stockholder’s (deficit) equity	$795,760	$297,867	$(263,000)	$830,627

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	End of fiscal 2004
		Non-	Intercompany
	Guarantor	guarantor	eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$24,963	$3,884	$—	$28,847
Accounts receivable, net	48,660	63,785	—	112,445
Inventories, net	39,406	28,915	—	68,321
Deferred tax assets	2,414	—	—	2,414
Prepaid expenses and other current assets	6,128	910	—	7,038

Total current assets	121,571	97,494	—	219,065
Property, plant and equipment, net	147,293	110,777	—	258,070
Goodwill and other intangible assets	267,780	122,691	—	390,471
Other assets	267,224	14,436	(247,360)	34,300

Total assets	$803,868	$345,398	$(247,360)	$901,906

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY

Current liabilities:
Current maturities of long-term debt	$1,950	$1,723	$—	$3,673
Accounts payable	52,131	50,018	—	102,149
Accrued liabilities	46,623	12,616	—	59,239

Total current liabilities	100,704	64,357	—	165,061

Long-term debt, excluding current maturities	567,347	165,574	(152,831)	580,090
Senior Preferred Stock (Redeemable); 3,000,000 shares authorized, 1,200,000 shares issued and outstanding; $110,942 current redemption value	106,421	—	—	106,421

Total long-term debt	673,768	165,574	(152,831)	686,511
Deferred tax liabilities	30,714	2,927	—	33,641
Other long-term liabilities	9,567	—	—	9,567

Total liabilities	814,753	232,858	(152,831)	894,780

Commitments and contingencies

Stockholder’s (deficit) equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	95,861	(95,861)	115,674
Accumulated other comprehensive (loss) income	(24,555)	85,873	1,332	62,650
Accumulated deficit	(102,004)	(69,194)	—	(171,198)

Total stockholder’s (deficit) equity	(10,885)	112,540	(94,529)	7,126

Total liabilities and stockholder’s (deficit) equity	$803,868	$345,398	$(247,360)	$901,906

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	Third quarter 2005
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$157,822	$73,566	$231,388
Cost of goods sold	135,819	58,463	194,282

Gross profit	22,003	15,103	37,106
Operating expenses:
Promotion and distribution	5,603	8,104	13,707
Selling, general and administrative	8,492	3,947	12,439
Amortization	737	203	940
Other operating expense, net	8,109	389	8,498

(Loss) income from operations	(938)	2,460	1,522
Interest expense, net	12,983	6,375	19,358
Other (income) expense, net	(158)	164	6

Loss before income taxes	(13,763)	(4,079)	(17,842)
Income tax expense	1,049	162	1,211

Net loss	$(14,812)	$(4,241)	$(19,053)

	Third quarter 2004
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$180,580	$70,397	$250,977
Cost of goods sold	162,925	55,240	218,165

Gross profit	17,655	15,157	32,812
Operating expenses:
Promotion and distribution	5,970	7,807	13,777
Selling, general and administrative	8,667	3,794	12,461
Amortization	788	205	993
Other operating expense	—	1,168	1,168

Income from operations	2,230	2,183	4,413
Interest expense, net	12,320	6,112	18,432
Other (income) expense, net	(183)	93	(90)

Loss before income taxes	(9,907)	(4,022)	(13,929)
Income tax expense	1,069	227	1,296

Net loss	$(10,976)	$(4,249)	$(15,225)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	First nine months 2005
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$524,949	$217,447	$742,396
Cost of goods sold	438,089	172,377	610,466

Gross profit	86,860	45,070	131,930
Operating expenses:
Promotion and distribution	18,337	24,529	42,866
Selling, general and administrative	26,082	12,287	38,369
Amortization	2,502	628	3,130
Other operating expense, net	6,670	117	6,787

Income from operations	33,269	7,509	40,778
Interest expense, net	37,588	19,447	57,035
Other (income) expense, net	(1,287)	600	(687)

Loss before income taxes	(3,032)	(12,538)	(15,570)
Income tax expense	3,147	707	3,854

Net loss	$(6,179)	$(13,245)	$(19,424)

	First nine months 2004
		Non-
	Guarantor	guarantor	Consolidated
Net sales	$572,520	$207,675	$780,195
Cost of goods sold	509,641	163,787	673,428

Gross profit	62,879	43,888	106,767
Operating expenses:
Promotion and distribution	19,325	22,446	41,771
Selling, general and administrative	25,773	12,674	38,447
Amortization	2,744	612	3,356
Other operating (income) expense, net	(415)	6,744	6,329

Income from operations	15,452	1,412	16,864
Interest expense, net	36,276	18,319	54,595
Other (income) expense, net	(1,317)	489	(828)

Loss before income taxes	(19,507)	(17,396)	(36,903)
Income tax expense	3,070	796	3,866

Net loss	$(22,577)	$(18,192)	$(40,769)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First nine months 2005
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(6,179)	$(13,245)	$(19,424)
Items not requiring (providing) cash:
Depreciation and amortization	16,900	12,828	29,728
Deferred income tax expense	3,147	112	3,259
Asset impairments	6,129	—	6,129
Other non-cash expense (income), net	16,831	(236)	16,595
Changes in current assets and liabilities	(21,222)	8,110	(13,112)

Net cash provided by operating activities	15,606	7,569	23,175

Cash flows from investing activities:
Capital expenditures	(10,543)	(5,195)	(15,738)
Other, net	(1,240)	99	(1,141)

Net cash used in investing activities	(11,783)	(5,096)	(16,879)

Cash flows from financing activities:
Principal payments on long-term debt	(1,463)	(1,184)	(2,647)
Payments for debt issuance costs	(1,624)	—	(1,624)

Net cash used in financing activities	(3,087)	(1,184)	(4,271)
Effect of exchange rate changes on cash and cash equivalents	—	(469)	(469)

Increase in cash and cash equivalents	736	820	1,556
Cash and cash equivalents, beginning of period	24,963	3,884	28,847

Cash and cash equivalents, end of period	$25,699	$4,704	$30,403

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	First nine months 2004
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(22,577)	$(18,192)	$(40,769)
Items not requiring (providing) cash:
Depreciation and amortization	17,183	12,385	29,568
Deferred income tax expense	3,070	166	3,236
Asset impairments	420	—	420
Other non-cash expense (income), net	14,405	(160)	14,245
Changes in current assets and liabilities	(25,655)	12,292	(13,363)

Net cash (used in) provided by operating activities	(13,154)	6,491	(6,663)

Cash flows from investing activities:
Capital expenditures	(5,186)	(4,748)	(9,934)
Other, net	1,572	(2,210)	(638)

Net cash used in investing activities	(3,614)	(6,958)	(10,572)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	13,078	13,078
Principal payments on long-term debt	(6,087)	(14,121)	(20,208)
Payments for debt issuance costs	(3,006)	—	(3,006)

Net cash used in financing activities	(9,093)	(1,043)	(10,136)
Effect of exchange rate changes on cash and cash equivalents	—	332	332

Decrease in cash and cash equivalents	(25,861)	(1,178)	(27,039)
Cash and cash equivalents, beginning of period	25,939	3,354	29,293

Cash and cash equivalents, end of period	$78	$2,176	$2,254

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Doane Pet Care Company:
We have reviewed the accompanying condensed consolidated balance sheet of Doane Pet Care Company and subsidiaries as of October 1, 2005, the related condensed consolidated statements of operations for the three-month and nine-month periods ended October 1, 2005 and October 2, 2004, the related condensed consolidated statement of stockholder’s (deficit) equity and comprehensive loss as of and for the nine-month period ended October 1, 2005 and the related condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2005 and October 2, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 28, 2005

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The reader is encouraged to refer to the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes in our 2004 10-K.
Forward-Looking Statements
     Certain of the statements in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “assume,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. These forward-looking statements appear in a number of places and reflect management’s beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by us in those statements. These risks, uncertainties and other factors include among others:
•	reliance on a few customers for a large portion of our sales and our ability to maintain our relationships with these customers;

•	our exposure to, and our ability to manage, our market risk relating to commodity, oil and natural gas prices, interest rates and foreign currency exchange rates;

•	changes in demand for our products;

•	future capital expenditures and our ability to finance these capital expenditures;

•	our ability to make required principal and interest payments on our new senior credit facility and other indebtedness and to comply with the financial covenants under our debt agreements;

•	our business strategies and other plans and objectives for future operations;

•	general economic and business conditions and changes in market trends;

•	business opportunities that may be presented to and pursued by us from time to time;

•	risks related to our international operations;

•	risks related to product liability claims and product recalls;

•	the outcome of any legal proceedings to which we or any of our subsidiaries may be a party; and

•	the impact of existing or new accounting pronouncements.
     These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. Please read “Risk Factors” in our 2004 10-K and in our current report on Form 8-K filed on October 6, 2005 for a further description of these and other factors that could have a material effect on our business.

     We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
Recent Developments
     Acquisition
     On October 24, 2005, pursuant to the Agreement and Plan of Merger dated as of August 28, 2005, Ontario Teachers’ Pension Plan Board, or OTPP, acquired beneficial ownership of substantially all of the outstanding capital stock of our parent for total consideration of $855.7 million, including estimated fees and expenses. This transaction, referred to as the Acquisition, was effected by the merger of DPC Newco Inc., a direct, wholly-owned subsidiary of OTPP, with and into our parent with our parent surviving the merger. In connection with the Acquisition, OTPP and senior management of our company invested $306.0 million and $4.7 million in our parent, respectively. Following the Acquisition, our parent continues to beneficially own all of the capital stock of our company.
     In connection with the Acquisition, our parent and our company’s certificates of incorporation were amended to provide that the authorized capital stock of each of our parent and our company consists of Class A common stock and Class B common stock, each with par value of $0.01 per share. As of the closing of the Acquisition, OTPP and members of our senior management beneficially own 98.5% and 1.5% of our parent’s Class A common stock, respectively. OTPP is the record owner of 29.9%, but beneficially owns 100%, of our parent’s Class B common stock and the remaining 70.1% is owned by an entity that is wholly-owned by Law Debenture Corporation, p.l.c., a provider of trustee services organized under the laws of the United Kingdom, referred to as the Jersey Entity. As of the closing of the Acquisition, our parent owns 100% of our Class A common stock and 29.9% of our Class B common stock. The remaining 70.1% of our Class B common stock is owned by the Jersey Entity.
     The holders of Class A common stock of our parent and our company are entitled to vote on all matters of the respective entities, except that the Class A common stock holders shall not have the right to vote on the election or removal of directors. Except, as otherwise required by law, the Class B common stock holders are entitled to vote only for the election or removal of directors of the respective entities. Both the Class A and Class B common stock holders of each entity are entitled to one vote per share on all matters on which they are entitled to vote; neither has cumulative voting rights. Holders of Class A common stock of each entity and Class B common stock of our parent are entitled to receive, ratably, on a per share basis, such dividends as may be declared by the respective board of directors from time to time. Holders of our Class B common stock are not entitled to any dividends.
     On October 6, 2005, we filed a current report on Form 8-K regarding the Acquisition and related Financing Transactions, which included unaudited pro forma financial statements as of July 2, 2005. In addition, on October 27, 2005, we filed a current report on Form 8-K which further described the Acquisition and related Financing Transactions.
     Financing Transactions
     In connection with the Acquisition, we effected or commenced a series of recapitalization transactions, referred to as the Financing Transactions, including, among others:
•	the closing of a $210.0 million senior credit facility;

•	the closing of a private placement for $152.0 million in aggregate principal amount of 10 5/8% senior subordinated notes due November 15, 2015;

•	the termination and full settlement of our existing $230.0 million senior credit facility;

•	the redemption of our 9 3/4% senior subordinated notes due 2007 at a price of 100% of the aggregate principal amount of $150.0 million, plus accrued and unpaid interest to, but not including, the redemption date of November 24, 2005;

•	the commencement of a change of control offer to purchase our existing 14.25% senior preferred stock at a purchase price equal to 101% of the liquidation value thereof, which includes a 1% change of control premium, plus accrued and unpaid dividends to, but not including, the purchase date of November 22, 2005. Assuming all holders tender in the change of control offer, we expect to pay approximately $125.2 million to holders on or about the purchase date. To the extent any holders fail to tender such offer, we will redeem our senior preferred stock at 100% of the liquidation value thereof on or about the purchase date; and

•	the commencement of a change of control offer to purchase our 10 3/4% senior notes, at a purchase price equal to 101% of the principal amount thereof, which includes a 1% change of control premium, plus accrued and unpaid interest to, but not including, the purchase date of November 22, 2005. We have received a written commitment from a lender to provide financing for any repurchase obligations that may arise as a result of such offer. We do not anticipate that holders of the senior notes will exercise this right based on current trading levels of the senior notes.
     Consummation of the Acquisition constituted a change of control under the indentures governing our industrial development revenue bonds, the aggregate principal amount of which is $15.0 million. We received a waiver from a holder of $12.0 million of the industrial development revenue bonds. We received notice from one of the holders of the industrial development revenue bonds that it intends to require us to repurchase $2.4 million of its bonds in accordance with the provisions of the related indenture. We will commence a change of control offer to purchase the $2.4 million of industrial development revenue bonds and the remaining $0.6 million of such bonds at a purchase price equal to 101% of the principal amount, which includes a 1% change of control premium, plus accrued and unpaid interest to, but not including, the purchase date. We also received a waiver from the lender of our foreign debt such that this debt also remains outstanding after the Acquisition.
     We incurred certain non-recurring charges related to the Acquisition and Financing Transactions that will be recognized in the fourth quarter of fiscal 2005. These charges included, among others: (1) the write-off of debt issuance costs associated with our existing senior credit facility and senior subordinated notes, and a portion of the industrial development revenue bonds; (2) costs related to the redemption of our existing senior subordinated notes and the redemption of our senior preferred stock; (3) expenses and fees associated with the Acquisition incurred by us; and (4) compensation expenses associated with the payment of transaction bonuses and the settlement of all outstanding stock options in cash.
     Stock Incentive Plan
     In connection with the closing of the Acquisition on October 24, 2005, our parent terminated its existing stock option plans and established a new stock option plan, the Doane Pet Care Enterprises, Inc. Stock Incentive Plan. The termination of the existing plans was effected by settling all of the outstanding options in cash. Under the new plan, a total of 9.5%, or 326,175 shares, of the fully-diluted Class A common stock of our parent is available for option grants. On October 24, 2005, our parent granted 223,171 stock options to the senior management of our company, which have a 10-year life and vest ratably in five equal installments on each of the first five anniversaries of the effective date of the new plan with the potential for accelerated vesting upon a change of control of our parent.
Third Quarter Fiscal 2005 in Review
     In the third quarter of fiscal 2005, our net sales decreased 7.8% to $231.4 million from $251.0 million in the third quarter of fiscal 2004. This decrease was primarily due to our domestic cost-sharing arrangements, and the related impact of passing through a portion of our lower commodity costs, and lower domestic sales volume, partially offset by higher European sales volume. Our gross profit increased 13.1%, or $4.3 million, from the third quarter of fiscal 2004 primarily as a result of lower global commodity costs, partially offset by the above factors affecting net sales. Net loss for the third quarter of fiscal 2005 was further affected by the restructuring activities and related asset impairments discussed below.

     In the third quarter of fiscal 2005, we announced several initiatives to further reduce our cost structure and to increase operating efficiencies. These initiatives are in addition to the closure of our Cartersville, Georgia dry pet food manufacturing facility in the second quarter of fiscal 2005. The 2005 third quarter initiatives include the closure of two additional U.S. manufacturing facilities, our Hillburn, New York biscuit facility and our Delevan, Wisconsin semi-moist facility, as well as the permanent shutdown of our dry dog and cat food production lines at our Portland, Indiana manufacturing facility. We also announced the reduction of our U.S. corporate salaried workforce by approximately 7% as part of these initiatives. Our fiscal 2005 cost savings initiatives are based upon a number of factors including manufacturing and supply chain costs, as well as our ongoing efforts to optimize operating efficiencies. We expect these initiatives to be completed during the fourth quarter of fiscal 2005 and do not anticipate any disruption in service to customers currently being served by these closed facilities.
     In connection with the cost savings initiatives announced in the third quarter of fiscal 2005, we incurred non-cash asset impairment charges of $5.0 million and severance costs of $2.3 million, and expect to incur additional costs in the future of approximately $0.4 million primarily related to the carrying costs of the Hillburn and Delavan closed facilities. We expect our future annualized savings associated with the cost savings initiatives to be in the range of $2.5 million to $3.0 million.
     As part of an ongoing strategy to focus on manufactured products, we announced in the third quarter of fiscal 2005 that we will discontinue providing distribution services for our non-manufactured products in the United States, which we expect will reduce our future annualized revenues by approximately $50.0 million. This action will allow for more efficient distribution of our manufactured products and an increased focus on higher margin, value-added business such that we do not expect the impact on income from operations to be material. We expect to complete this transition by the end of the first quarter of fiscal 2006.
Results of Operations
     We manufacture pet food, primarily store brands, in the United States and Europe using, after giving effect to the fiscal 2005 restructuring activities, 26 combined manufacturing and distribution facilities. Our pet food products are predominately for dogs and cats and include dry, wet, semi-moist, soft dry, treats and dog biscuits. We sell our products to various types of retailers.
     Historically, approximately 75% of our cost of goods sold has been comprised of raw material and packaging costs with the remainder primarily comprised of salaries, wages and related fringe benefits, utilities and depreciation. Our operating expenses generally consist of promotion and distribution expenses, selling, general and administrative expenses, amortization and other operating (income) expense. Promotion and distribution expenses are primarily comprised of promotions, freight, brokerage fees and warehousing expenses. Selling, general and administrative expenses primarily include salaries and related fringe benefits, depreciation and other corporate overhead costs, which typically do not increase proportionately with increases in our net sales and sales volumes.
     We have foreign currency exposure relating to our business transactions in currencies other than the U.S. dollar. In addition, the timing and extent of foreign currency exchange rate fluctuations may have a material impact on our operations due to the translations of the financial statements of our foreign subsidiaries into U.S. dollars. Although our functional currencies other than the U.S. dollar include the Euro, Danish Krona and British Pound Sterling, the Euro to U.S. dollar exchange rate approximates the impact of movements in our individual functional foreign currency exchange rates. For the purpose of analyzing our results of operations, the average Euro to U.S. dollar exchange rate for each of the three month periods ending in the third quarter of fiscal 2005 and 2004 was approximately 1.22, and for the nine month periods ending in the third quarter of fiscal 2005 and 2004 were approximately 1.26 and 1.23, respectively. For the purpose of analyzing our financial position, the Euro to U.S. dollar exchange rates as of the end of the third quarter of fiscal 2005 and the end of fiscal 2004 were approximately 1.20 and 1.36, respectively.

     Our fiscal year ends on the Saturday nearest to the end of December, and therefore, fiscal 2004 ended on January 1, 2005. Each quarter ends on the Saturday nearest to the end of the month with the third quarters of fiscal 2005 and 2004 ending on October 1, 2005 and October 2, 2004, respectively.
     Statement of operations data. The following table sets forth our statement of operations derived from the accompanying unaudited condensed consolidated financial statements expressed as a percentage of net sales for the third quarter and first nine months of fiscal 2005 and 2004 as indicated (in thousands, except percentages):

	Third quarter				First nine months
	2005		2004		2005		2004
Net sales	$231,388	100.0%	$250,977	100.0%	$742,396	100.0%	$780,195	100.0%

Cost of goods sold:
Commodity costs	106,241	45.9	129,427	51.6	346,548	46.7	399,903	51.2
Other	88,041	38.1	88,738	35.3	263,918	35.5	273,525	35.1

Total cost of goods sold	194,282	84.0	218,165	86.9	610,466	82.2	673,428	86.3

Gross profit	37,106	16.0	32,812	13.1	131,930	17.8	106,767	13.7
Operating expenses:
Promotion and distribution	13,707	5.9	13,777	5.5	42,866	5.8	41,771	5.4
Selling, general and administrative	12,439	5.3	12,461	5.0	38,369	5.2	38,447	4.9
Amortization	940	0.4	993	0.4	3,130	0.4	3,356	0.4
Other operating expense, net	8,498	3.7	1,168	0.5	6,787	0.9	6,329	0.8

Income from operations	1,522	0.7	4,413	1.7	40,778	5.5	16,864	2.2
Interest expense, net	19,358	8.4	18,432	7.3	57,035	7.7	54,595	7.0
Other expense (income), net	6	—	(90)	—	(687)	(0.1)	(828)	(0.1)

Loss before income taxes	(17,842)	(7.7)	(13,929)	(5.6)	(15,570)	(2.1)	(36,903)	(4.7)
Income tax expense	1,211	0.5	1,296	0.5	3,854	0.5	3,866	0.5

Net loss	$(19,053)	(8.2)%	$(15,225)	(6.1)%	$(19,424)	(2.6)%	$(40,769)	(5.2)%

Third Quarter of Fiscal 2005 Compared to Third Quarter of Fiscal 2004
     Net sales. Net sales in the third quarter of fiscal 2005 decreased 7.8%, or $19.6 million, to $231.4 million from $251.0 million in the third quarter of fiscal 2004. The decrease in our net sales was primarily due to our cost-sharing arrangements, and the related impact of passing through a portion of our lower U.S. commodity costs to certain customers, and lower domestic sales volume, partially offset by higher European sales volume.
     Gross profit. Gross profit in the third quarter of fiscal 2005 increased 13.1%, or $4.3 million, to $37.1 million from $32.8 million in the third quarter of fiscal 2004. This increase was primarily due to lower global commodity costs, which decreased as a percentage of net sales to 45.9% in the third quarter of fiscal 2005 from 51.6% in the third quarter of fiscal 2004, partially offset by the above factors affecting net sales. Other cost of goods sold increased as a percentage of net sales to 38.1% in the third quarter of fiscal 2005 from 35.3% in the third quarter of fiscal 2004 primarily due to higher global packaging costs resulting from higher oil and steel prices. In addition, other cost of goods sold included a $1.2 million favorable period-over-period change related to the volatility of commodity prices combined with the fair value accounting for our commodity derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133.
     Promotion and distribution. Promotion and distribution expenses for the third quarter of fiscal 2005 were consistent with the third quarter of fiscal 2004. As a percentage of net sales, promotion and distribution increased to 5.9% in the third quarter of fiscal 2005 from 5.5% in the third quarter of fiscal 2004 primarily due to higher global freight costs resulting from rising gasoline prices.
     Other operating expense, net. Other operating expense, net, of $8.5 million in the third quarter of fiscal 2005 consisted primarily of $5.0 million of asset impairments and $2.3 million of severance costs relating to the cost savings initiatives announced in the third quarter of fiscal 2005. In addition, we incurred $1.2 million of transaction costs primarily related to the Acquisition. Other operating expense of

$1.2 million in the third quarter of fiscal 2004 related to our European restructuring plan and consisted of manufacturing inefficiencies of $0.8 million and equipment installation costs of $0.4 million.
     Interest expense, net. Interest expense, net, in the third quarter of fiscal 2005 increased 5.0%, or $1.0 million, to $19.4 million from $18.4 million in the third quarter of fiscal 2004 primarily due to the increase of our senior preferred stock dividends.
     Income tax expense. We recognized income tax expense of $1.2 million in the third quarter of fiscal 2005 compared to $1.3 million for the third quarter of fiscal 2004. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the change in the valuation allowances against our deferred tax assets that are not considered recoverable through known reversals of deferred tax liabilities.
First Nine Months of Fiscal 2005 Compared to First Nine Months of Fiscal 2004
     Net sales. Net sales for the first nine months of fiscal 2005 decreased 4.8%, or $37.8 million, to $742.4 million from $780.2 million for the first nine months of fiscal 2004. The decrease in our net sales was primarily due to our cost-sharing arrangements, and the related impact of passing through a portion of our lower U.S. commodity costs to certain customers. In addition, net sales decreased due to lower domestic sales volume, partially offset by higher European sales volume and favorable foreign currency exchange rate fluctuations.
     Gross profit. Gross profit for the first nine months of fiscal 2005 increased 23.6%, or $25.1 million, to $131.9 million from $106.8 million for the first nine months of fiscal 2004. This increase was primarily due to lower global commodity costs, which decreased as a percentage of net sales to 46.7% in the first nine months of fiscal 2005 from 51.2% in the first nine months of fiscal 2004, partially offset by the above factors affecting our net sales. Other cost of goods sold as a percentage of net sales for the first nine months of fiscal 2005 was consistent compared to the first nine months of fiscal 2004, but consisted of offsetting factors. These factors included an $8.5 million favorable period-over-period change related to the volatility of commodity prices combined with the fair value accounting for our commodity derivative instruments under SFAS 133, and increased manufacturing efficiencies primarily related to our fiscal 2004 European restructuring. These favorable changes in our other cost of goods sold were partially offset by increased global packaging costs due to higher oil and steel prices.
     Promotion and distribution. Promotion and distribution expenses for the first nine months of fiscal 2005 increased 2.6%, or $1.1 million, to $42.9 million from $41.8 million for the first nine months of fiscal 2004. This increase was primarily due to higher global freight costs resulting from both rising gasoline prices and resumed shipments to Mexico.
     Other operating expense, net. Other operating expense, net, of $6.8 million in the first nine months of fiscal 2005 included $6.1 million of asset impairments and $2.3 million of severance costs related to the cost savings initiatives implemented in the second and third quarters of fiscal 2005. In addition, we had $1.7 million of transaction costs primarily related to the Acquisition. These other operating expenses were partially offset by $3.2 million of favorable litigation settlements in the first quarter of fiscal 2005. Other operating expense, net, in the first nine months of fiscal 2004 consisted of $6.7 million of restructuring costs related to our fiscal 2004 European restructuring plan and $0.4 million of asset impairments related to the closure of our distribution center in Alexandria, Louisiana, partially offset by $0.8 million of income from an arbitration award. The European restructuring costs of $6.7 million included severance costs of $3.0 million, equipment installation costs of $2.4 million and manufacturing inefficiencies of $1.3 million.
     Interest expense, net. Interest expense, net, for the first nine months of fiscal 2005 increased 4.5%, or $2.4 million, to $57.0 million from $54.6 million for the first nine months of fiscal 2004, primarily due to the increase in our senior preferred stock dividends.
     Income tax expense. We recognized income tax expense of $3.9 million for each of the first nine month periods of both fiscal 2005 and fiscal 2004. The overall effective tax rate for both periods differs from the expected combined federal and state rate of 38.9% due to the changes in the valuation allowances against our deferred tax assets that are not considered recoverable through known reversals of deferred tax liabilities.
Liquidity and Capital Resources
     We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and the issuance of other indebtedness.
Cash and Cash Flows
     Net cash provided by our operating activities was $23.2 million for the first nine months of fiscal 2005 compared to net cash used in operating activities of $6.7 million for the first nine months of fiscal 2004. The $29.9 million period-over-period favorable change was primarily due to our improved earnings.
     Net cash used in our investing activities was $16.9 million for the first nine months of fiscal 2005 compared to $10.6 million for the first nine months of fiscal 2004. The change resulted primarily from increased capital expenditures, which were $15.7 million for the first nine months of fiscal 2005 compared to $9.9 million for the first nine months of fiscal 2004. The increase in capital expenditures in the first nine months of fiscal 2005 was primarily due to increased spending on process improvements and cost savings projects.
     Net cash used in our financing activities was $4.3 million for the first nine months of fiscal 2005 compared to $10.1 million for the first nine months of fiscal 2004. In the first nine months of fiscal 2005, we made scheduled principal payments on our existing senior credit facility and debt of our foreign subsidiaries and incurred a portion of the fees and expenses related to the Financing Transactions. In the first nine months of fiscal 2004, we refinanced certain of our European loans, made scheduled principal payments on a previous senior credit facility and paid fees and expenses associated with a first quarter amendment to the previous senior credit facility.
Liquidity
     We are highly leveraged and have significant cash requirements for debt service relating to our new senior credit facility, new senior subordinated notes, senior notes, industrial development revenue bonds and debt of our foreign subsidiaries.
     As of the end of the first nine months of fiscal 2005, our principal sources of liquidity consisted of working capital of $38.3 million, net of cash and cash equivalents of $30.4 million and current maturities of long-term debt of $3.5 million. We also had $30.2 million of availability out of a total availability of $35.0 million under our existing revolving credit facility, net of $4.8 million of issued and undrawn letters of credit.
     In connection with the Acquisition, which closed on October 24, 2005, we effected or commenced the Financing Transactions that included, among others, the closing of a new $210.0 million senior credit facility and a $152.0 million private placement of 10 5/8% senior subordinated notes. For a further description of the Financing Transactions, see “Recent Developments” above. As of October 24, 2005, we had $44.9 million of availability out of a total availability of $50.0 million under our new revolving credit facility, net of $5.1 million of issued and undrawn letters of credit. As of October 24, 2005, after giving effect to the Acquisition and related Financing Transactions, we had $569.1 million of outstanding indebtedness.
     Our ability to incur additional indebtedness upon consummation of the Financing Transactions is limited by our new senior credit facility, including compliance with the financial covenants therein, and by the indentures governing our existing senior notes and our new senior subordinated notes. Upon consummation of the Financing Transactions, our principal sources of liquidity will be cash flows from our business and future borrowings under our new $50.0 million multi-currency revolving credit facility. We believe that these sources of liquidity will be sufficient in the near term to enable us to make required principal and interest payments on our debt and to provide us with the necessary liquidity for operational and capital requirements in our current operating environment.

     We believe the capital expenditures permitted under our new senior credit facility are sufficient to provide us with the necessary flexibility to meet our maintenance capital expenditure requirement and at the same time fund any facility expansions, cost reduction initiatives and customer requirements for the remainder of fiscal 2005 and fiscal 2006. We anticipate that our capital expenditures for fiscal 2005 and 2006 will each approximate $25 million to $30 million, with approximately $10 million to $12 million required to maintain our current business and the remainder available for any facility expansions, cost reduction initiatives and customer requirements. Our capital expenditures were $15.7 million in the first nine months of fiscal 2005.
     Any future acquisitions, joint ventures or similar transactions will likely require additional capital and we may not have such capital available to us on commercially reasonable terms, on terms acceptable to us, or at all. Our business may not generate sufficient cash flows or future borrowings may not be available in an amount sufficient to enable us to make required principal and interest payments on our debt, including our new senior credit facility and senior subordinated notes, and our existing senior notes or to fund our other liquidity needs. In addition, our business may not generate sufficient operating results and cash flows to allow us to comply with the financial covenants in our new senior credit facility. In the event of default under our new senior credit facility, absent an amendment or a waiver from the lenders, a majority of our lenders could accelerate outstanding debt under the new senior credit facility, terminate our revolving credit facility and seize the cash in our operating accounts. In that event, we may not have sufficient liquidity to make required principal and interest payments on our debt or to fund operational and capital requirements.
Debt
     After giving effect to the Financing Transactions and after recording an adjustment to recognize our senior notes at fair value as required by SFAS 141, our long-term debt as of October 24, 2005 compared to the end of the third quarter of fiscal 2005 follows (in thousands):

		End of
	October 24,	third quarter
	2005	2005
Revolving credit facility	$—	$—
Euro term loan facility	55,000	—
U.S. dollar term loan facility	105,000	—
Existing term loan facility	—	193,050
10 ¾% senior notes	232,170	211,412
10 5/8% senior subordinated notes	150,824	—
9 ¾% senior subordinated notes	—	149,416
Industrial development revenue bonds	14,502	14,502
Debt of foreign subsidiaires	11,601	11,703

	569,097	580,083
Less: Current maturities	(3,169)	(3,533)

	565,928	576,550
Senior preferred stock	—	119,314

Total	$565,928	$695,864

New Senior Credit Facility
     In conjunction with the closing of the Acquisition on October 24, 2005, we entered into a new senior credit facility with a syndicate of banks and other institutional investors, as lenders, and Lehman Commercial Paper Inc., as administrative agent.

     The following is a summary of certain of the provisions of our new senior credit facility:
     The facilities. The new senior credit facility provides for total commitments of $210.0 million, including a $55.0 million U.S. dollar equivalent term loan facility denominated in Euros, a $105.0 million term loan facility and a $50.0 million multi-currency revolving credit facility with a $15.0 million sub-limit for Euro-denominated revolving credit loans.
     As of October 24, 2005, we had no borrowings outstanding under the new revolving credit facility and $5.1 million of letters of credit issued and undrawn, resulting in $44.9 million of availability under the new revolving credit facility.
     Interest. All borrowings denominated in U.S. dollars under the new senior credit facility bear interest, at our option, at a rate per annum equal to an applicable margin, plus (i) the higher of (x) the prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum or (ii) the Eurodollar rate. All borrowings denominated in Euros bear interest at a rate per annum equal to the EURIBOR rate plus an applicable margin. In addition to paying interest on outstanding principal under the new senior credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum.
     Maturities. The new revolving credit facility matures on October 24, 2010 and the new term loan facilities mature on October 24, 2012, except that all facilities terminate 91 days prior to the maturity of the senior notes, unless the senior notes are redeemed or refinanced.
     Prepayments. We are required to repay amounts borrowed under the new term loan facilities in quarterly installments of 0.25% of the aggregate principal amount borrowed on October 24, 2005 for the first six years and nine months with the remainder payable at maturity. The loans under our new senior credit facility may be prepaid and commitments may be reduced. Optional prepayments of the term loan facilities may not be reborrowed.
     Subject to certain exceptions, the new senior credit facility will require that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, 50% of the net proceeds from equity offerings and 75% of excess cash flow for each fiscal year (reducing to 50% based on performance levels agreed upon) must be used to pay down outstanding borrowings.
     Guarantees; collateral. The obligations under the new senior credit facility are guaranteed by our parent and by each of our domestic restricted subsidiaries. In addition, the new senior credit facility is secured by first priority perfected security interest in substantially all of our existing and future material assets and the existing and future material assets of our subsidiary guarantors, except that only up to 65% of the capital stock of our first-tier foreign subsidiaries is pledged in favor of the lenders under the new senior credit facility.
     Covenants. The new senior credit facility contains customary covenants, including maximum consolidated senior secured leverage and maximum capital expenditure requirements and certain other limitations on our and certain of our subsidiaries’ ability to engage in certain activities.
New 10 5/8% Senior Subordinated Notes
     On October 24, 2005, we closed on a private placement of $152.0 million in aggregate principal amount of new 10 5/8% senior subordinated notes due November 15, 2015. The new senior subordinated notes were issued at a discount of 99.226% of par, resulting in gross proceeds of $150.8 million.
     The following is a summary of certain of the provisions of our new 10 5/8% senior subordinated notes:
     Interest. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2006, and will be computed on the basis of a 360-day year comprised of twelve 30-day months. We are required to pay additional interest to holders if we fail to complete the Exchange

Offer as described in the Registration Rights Agreement within 210 days after the issuance date of October 24, 2005 or if certain other conditions contained in the Registration Rights Agreement are not satisfied.
     Maturity. The new senior subordinated notes mature on November 15, 2015.
     Redemption. Subject to certain conditions, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the new senior subordinated notes up until November 15, 2010. On and after November 15, 2010, we may at any time redeem all or, from time to time, a part of the new senior subordinated notes at various redemption prices and on various terms, as defined by the indenture.
     Guarantees. The new senior subordinated notes are general unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness and senior in right of payment to any future subordinated obligations. The new senior subordinated notes are effectively subordinated to all our and our subsidiaries existing and future secured indebtedness and to all indebtedness and other liabilities, including trade payables, of each of our non-guarantor subsidiaries. The new senior subordinated notes are unconditionally guaranteed on an unsecured senior subordinated basis by each of our existing and future domestic restricted subsidiaries.
     Covenants. The indenture governing the new senior subordinated notes contains certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to incur or guarantee additional indebtedness and issue preferred stock, pay dividends or make certain other distributions, create liens, sell assets, place restrictions on the ability of our restricted subsidiaries to pay dividends or make certain other distributions, engage in mergers or consolidations with other entities, engage in certain transactions with affiliates and make certain investments.
Use of Proceeds
     In connection with the Acquisition and related Financing Transactions, we received equity investments in our parent from OTPP and members of our senior management of $306.0 million and $4.7 million, respectively. In addition, we received cash proceeds from the new senior credit facility and the new senior subordinated notes of $160.0 million and $150.8 million, respectively. The equity investments and cash proceeds have been allocated to repay our existing senior credit facility, redeem our existing senior subordinated notes and senior preferred stock, pay all accrued interest associated with our existing indebtedness through the closing of the Acquisition on October 24, 2005, and pay fees and expenses associated with the Acquisition and Financing Transactions.
Long-Term Debt Maturities
     A summary of the annual maturities of our long-term debt as of the closing of the Acquisition on October 24, 2005, after giving effect to the Financing Transactions and after recording an adjustment to recognize our senior notes at fair value as required by SFAS 141, compared to the end of the third quarter of fiscal 2005 follows (in thousands):

	Maturities
		End of
	October 24,	third quarter
Fiscal	2005	2005
2005	$786	$877
2006	3,155	3,519
2007	3,587	461,345
2008	3,723	2,138
2009	3,864	2,280
2010 and thereafter	553,982	229,238

Total	$569,097	$699,397

Commitments and Contingencies
     We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements; however, these requirements may change in the future, which may cause us to incur material costs to comply with these requirements or in connection with the effect of these matters on our business.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements.
Inflation and Changes in Prices
     Our financial results depend to a large extent on the costs of raw materials, packaging, oil and natural gas, and our ability to pass through increases in these costs to our customers using price increases or our cost-sharing arrangements. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, changes in international demand, trading activity in commodity markets, as well as weather conditions during the growing and harvesting seasons. Our costs for packaging materials are affected by fluctuations in paper, steel and oil prices resulting from changes in supply and demand, general economic conditions and other factors. In addition, our manufacturing costs are impacted by changes in natural gas prices and our freight costs are affected by changes in gasoline prices. Our results of operations have been exposed to volatility in the commodity and natural gas markets in the past. We have cost-sharing arrangements with certain of our domestic customers to reduce the impact of volatile commodity costs; however, these arrangements only reduce our exposure to such volatility and are subject to change.
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
Seasonality
     Our sales are moderately seasonal. We normally experience an increase in sales volume during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.
Recently Issued Accounting Pronouncements
     See Note 2, Recent Accounting Pronouncements, in the accompanying unaudited condensed consolidated financial statements.
Critical Accounting Policies
     Accounts receivable allowances. As of the end of the third quarter of fiscal 2005 and the end of fiscal 2004, our gross accounts receivable were $94.7 million and $116.3 million, respectively. We had allowances for doubtful accounts and outstanding deductions with customers of $1.8 million and $2.7 million as of the end of the third quarter of fiscal 2005 and the end of fiscal 2004, respectively. We estimate the allowances by applying a recovery percentage based on historical collection experience. We accrue additional allowances based on a specific identification review for amounts deemed to be at risk. Receivables are written off against the allowances at the point in which an amount is deemed uncollectible by us. We may revise our allowances against accounts receivable as we receive more information or as we assess other factors impacting the realizability of our accounts receivable.

     Inventories allowances. As of the end of the third quarter of fiscal 2005 and the end of fiscal 2004, our gross inventories were $66.4 million and $71.2 million, respectively. We had allowances, primarily for obsolescence of packaging inventories, of $2.3 million and $2.9 million as of the end of the third quarter of fiscal 2005 and the end of fiscal 2004, respectively. We estimate our allowances against inventories based on a specific identification review of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. We may revise our allowance against inventories as we receive more information or as we assess other factors impacting the realizability of our inventories.
     Deferred tax assets. As of the end of the third quarter of fiscal 2005 and the end of fiscal 2004, our federal net operating loss, or NOL, carryforwards were $180.3 million and $142.2 million, respectively, and our foreign NOL carryforwards were $0.2 million and $0.9 million, respectively. Our gross deferred tax assets, including federal, foreign, state and local NOL carryforwards, were $95.2 million and $79.0 million as of the end of the third quarter of fiscal 2005 and the end of fiscal 2004, respectively, and our gross deferred tax liabilities were $57.8 million and $54.8 million, respectively.
     We have concluded that it is more likely than not that we will not generate sufficient future taxable income to realize our deferred tax assets and that a valuation allowance is necessary. Our consolidated valuation allowance was $71.6 million and $55.4 million as of the end of the third quarter of fiscal 2005 and the end of fiscal 2004, respectively. During the first nine months of fiscal 2005, we increased the valuation allowance against our U.S. federal and state deferred tax assets and foreign deferred tax assets by $14.0 million and $2.2 million, respectively. We currently expect that future years’ deferred income tax expense (benefit) will include deferred tax expense approximating the growth in our deferred tax liabilities related to the amortization of goodwill for tax purposes.
     Goodwill and other intangible assets. As of the end of the third quarter of fiscal 2005 and the end of fiscal 2004, our goodwill and other intangible assets were $376.0 million and $390.5 million, respectively. The $14.5 million decrease is due to the impact of foreign currency exchange rate fluctuations. We test the carrying value of our goodwill and other intangible assets for impairment annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions, if available. If the estimated fair value of goodwill and other intangible assets of either our domestic or European reporting unit is less than the carrying value, an impairment loss will be recognized. In the fourth quarter of fiscal 2004, we performed our annual assessment of impairment and determined no impairment was evident at that date.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.
     Commodity price risk. We are exposed to market risk related to changes in commodity prices. We may seek to manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins, oil and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. During the term of a contract, we balance positions daily with cash payments to or from the exchanges. At the termination of a contract, we have the ability to settle financially or by exchange for the physical commodity, in which case, we would deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading.
     Although we may seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and may in the future. Moreover, the use of certain hedging instruments also reduces our ability to take advantage of short-term reductions in raw material prices. If one or more of our competitors is able to reduce their manufacturing costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our selling prices or face a decline in sales volume, either of which could have a material adverse effect on our business, results of operations and financial condition.
     Our commodity derivative instruments are measured at fair value under SFAS 133 in our financial statements. Our results of operations for certain periods have been adversely affected in the past under SFAS 133 fair value accounting of our commodity derivative instruments due to the volatility in commodity prices and, similarly, our results of operations may be adversely affected in the future by SFAS 133 accounting.
     As of the end of the third quarter of fiscal 2005, we had open commodity contracts with a fair value gain of $2.4 million. Based upon an analysis we completed as of the end of the third quarter of fiscal 2005 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $0.5 million.
     Interest rate risk. We are exposed to market risk related to changes in interest rates. We have in the past and may in the future enter into interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our floating rate debt, which was $193.1 million as of the end of the third quarter of fiscal 2005. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. At the end of the third quarter of fiscal 2005, we had no outstanding interest rate swap or cap contracts.
     Our results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase in the interest rates on our floating rate debt as of the end of the third quarter of fiscal 2005, interest expense would have increased by approximately $0.5 million and $1.4 million for the third quarter and first nine months of fiscal 2005. Such a change would have also resulted in a decrease of approximately $11.2 million in the fair value of our fixed rate debt as of the end of the third quarter of fiscal 2005. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and the possible adverse effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.
     Foreign currency exchange risk. We have foreign currency exposure relating to the translation of the financial statements of our foreign operations into U.S. dollars. Our functional currencies, other than the U.S. dollar, include the Euro, Danish Krona and British Pound Sterling. The cumulative translation adjustment for the net investment in our European operations is recognized in accumulated other comprehensive income in our financial statements. As of the end of the third quarter of fiscal 2005, we had a cumulative translation gain of $36.9 million, which included a $19.2 million cumulative loss for the translation of our previously extinguished Euro-denominated debt to U.S. dollars through the final repayment date.
     We also have foreign currency exposure, to a lesser extent, relating to transacting business in countries with foreign currencies other than our functional currencies. From time to time, we may enter into foreign currency options or forward contracts for the purchase or sale of a foreign currency to mitigate the risk from foreign currency exchange rate fluctuations in those transactions and translations. As of the end of the third quarter of fiscal 2005, we had open foreign currency contracts with a fair value gain of $0.4 million.
ITEM 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or furnish under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures as of the end of the quarterly period ending October 1, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
Refer to our current report on Form 8-K filed on October 27, 2005.
ITEM 5. Other Information
     Pursuant to the Acquisition of our parent by OTPP, the holders of Class B common stock of our parent and our company are entitled to vote only for the election or removal of members of the board of directors of the respective entities. The Class B common stock of our parent is owned 29.9% by OTPP and the remaining 70.1% by the Jersey Entity. OTPP is the record owner of 29.9%, but beneficially owns 100%, of our parent’s Class B common stock and the remaining 70.1% is owned by the Jersey Entity. We, our parent and the Jersey Entity entered into a Voting Agreement in connection with the Acquisition whereby our Chief Executive Officer was elected to the board of directors of our parent and our company. Pursuant to the agreement, our parent has the right to designate all other directors. The Voting Agreement further provides that the Jersey Entity will vote all of the shares of Class B common stock owned by it in favor of the designees of our parent, and the Jersey Entity granted our parent an irrevocable proxy in furtherance of this obligation.
ITEM 6. Exhibits

Exhibit
Number	Description
2.1*†	Agreement and Plan of Merger dated August 28, 2005 by and among DPC Newco Inc., Doane Pet Care Enterprises, Inc. and Doane Pet Care Company.

15.1*	Letter from KPMG LLP dated November 4, 2005 regarding unaudited interim financial information.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Furnished herewith.

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
Stephen P. Havala
Corporate Controller and Principal Accounting Officer

Date: November 7, 2005

EXHIBIT INDEX

Exhibit
Number	Description
2.1*†	Agreement and Plan of Merger dated August 28, 2005 by and among DPC Newco Inc., Doane Pet Care Enterprises, Inc. and Doane Pet Care Company.

15.1*	Letter from KPMG LLP dated November 4, 2005, regarding unaudited interim financial information.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Furnished herewith.