Form 10-K
period 2005-12-31
DOANE PET CARE CO
filed 2006-03-30
CIK 1002211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 0-27818
Doane Pet Care Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1350515
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
210 Westwood Place South,
Suite 400
Brentwood, TN 37027
(Address of principal executive office, including zip code)
(615) 373-7774
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had no common equity held by non-affiliates.
     As of March 30, 2006, the registrant had outstanding 1,001 shares of Class A common stock and 71.32 shares of Class B common stock.

     In this Annual Report on Form 10-K, “Doane,” “the Company,” “we,” “us” and “our” refer to Doane Pet Care Company and its subsidiaries, unless the context indicates otherwise. All references in this Annual Report on Form 10-K to “Doane Enterprises,” “parent,” or “parent corporation” refer to Doane Pet Care Enterprises, Inc.

Explanatory Note
     As a result of the Acquisition described in “Item 1 — Business — Recent Developments — The Acquisition,” our results for fiscal 2005 consist of the predecessor period from January 2 through October 23, 2005 and the successor period from October 24 through December 31, 2005. We often refer to our results in this annual report on Form 10-K for fiscal 2005, except for the audited consolidated financial statements which begin at page F-1, based upon the mathematical addition of the predecessor period and the successor period and have identified the sum of the results from the two periods as “combined.” This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of required purchase accounting adjustments and the new basis of accounting established as a result of the Acquisition. However, we believe that this is the most meaningful way to discuss our results. Such results are not always indicative of what the results for fiscal 2005 would have been had the Acquisition not occurred.

PART I
ITEM 1 — Business
General
     We are the largest manufacturer of store brand pet food and the second largest manufacturer of dry pet food overall in the United States. We are also a leading manufacturer of store brand pet food in Europe. We sell to approximately 650 customers around the world and serve many of the top pet food retailers in North America and Europe. We offer our customers a full range of pet food products predominately for dogs and cats, including dry, wet, soft-dry, treats and dog biscuits.
     We categorize our sales into three product areas:
•	Store brands (82.0% of our fiscal 2005 (combined) net sales). Store brands, also known as private label, are brands owned or licensed by retailers that typically provide a lower cost alternative to nationally branded products while providing comparable quality. We believe store brand programs are continuing to increase in strategic importance to global retailers, with the pet food category emerging as a leader in this trend. We believe pet food is a destination purchase item, and therefore the pet food consumer is valuable to retailers. A strong store brand program provides our retail customers with the opportunity to create customer loyalty by providing better value for their consumers. In addition, we believe store brands typically provide higher profit margin percentages for retailers than nationally advertised brands. Our store brand customer base is broad and includes leading mass merchandisers, grocery chains, farm and fleet companies and pet specialty stores. Globally, we manufacture approximately 200 store brands.

•	Co-manufacturing (15.1% of our fiscal 2005 (combined) net sales). As nationally advertised brand pet food companies continue to consolidate and focus on the marketing of their branded products, we believe they will continue to outsource a portion of their pet food manufacturing to us and choose our global network to help service their growing needs. Our co-manufacturing customers include the five largest global brand pet food companies by revenue for whom we produce, package and ship a portion of their pet food products.

•	Regional brands that we own (2.9% of our fiscal 2005 (combined) net sales). We produce and market regional brands that provide our customers with the opportunity to broaden their pet food product offering. We primarily sell our regional brands to grocery chains and farm and fleet companies. Globally, we manufacture approximately 30 regional brands.
     We have been the primary supplier of store brand pet food to Wal-Mart Stores, Inc., or Wal-Mart, since 1973 and have been a supplier to its Sam’s Club division, or Sam’s Club, since 1990. We manufacture a wide variety of products for Wal-Mart and Sam’s Club, including the majority of Wal-Mart’s top selling store brand pet foods, Ol’ Roy and Special Kitty. Ol’ Roy is the number one selling brand of dry pet food by volume in the United States. Special Kitty is the number one selling store brand dry cat food in the United States, and we believe it will become the number one selling dry cat food brand in the United States by volume in 2006. As the primary supplier of store brand dry pet food to Wal-Mart, we jointly developed a cost-effective and innovative North American logistics network designed to facilitate the delivery of our pet food to Wal-Mart. This logistics network benefits us and Wal-Mart by reducing handling costs, minimizing freight and shipping costs and maximizing inventory turns. Our net sales to Wal-Mart and Sam’s Club accounted for 42%, 43% and 43% of our total net sales for fiscal 2003, 2004 and 2005 (combined), respectively.
     Doane Pet Care Company is a Delaware corporation that was incorporated in 1995. Our principal executive offices are located at 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027 and our telephone number is (615) 373-7774. Doane Pet Care Enterprises, Inc., our parent corporation, was also incorporated in 1995 and has no other material assets or activities other than the ownership of our common stock.
     Our fiscal year ends on the Saturday nearest to the end of December; and therefore, fiscal 2001, 2002, 2003, 2004 and 2005 ended on December 29, 2001, December 28, 2002, January 3, 2004, January 1, 2005 and December 31, 2005, respectively.

Recent Developments
The Acquisition
     On October 24, 2005, pursuant to the Agreement and Plan of Merger dated August 28, 2005, Ontario Teachers’ Pension Plan Board, or OTPP, acquired beneficial ownership of substantially all of the outstanding capital stock of Doane Enterprises. This transaction, referred to as the Acquisition, was effected by the merger of DPC Newco Inc., a direct, wholly-owned subsidiary of OTPP, with and into Doane Enterprises with Doane Enterprises surviving the merger. In connection with the Acquisition, OTPP and our senior management have investments in Doane Enterprises of $306.0 million and $4.7 million, respectively, less equity issuance costs of approximately $7.5 million. Following the Acquisition, Doane Enterprises continues to beneficially own substantially all of our outstanding capital stock.
The Financing Transactions
     In connection with the Acquisition, we effected a series of recapitalization transactions, referred to as the Financing Transactions, and, together with the Acquisition, the Transactions, including, among others:
•	the termination and full settlement of our old $230.0 million senior credit facility and the closing of a new $210.0 million senior credit facility;

•	the closing of the private placement of $152.0 million aggregate principal amount of 10 5/8% senior subordinated notes due 2015 at an original issue discount of 99.2% and the subsequent exchange of these private placement notes for $152.0 million of 10 5/8% senior subordinated notes due 2015 that have been registered with the Securities and Exchange Commission;

•	the redemption of our 9 3/4% senior subordinated notes due 2007 at a price of 100% of the aggregate principal amount of $150.0 million plus accrued and unpaid interest to, but not including, the redemption date of November 22, 2005, which resulted in a total redemption amount of $157.7 million;

•	the redemption of our 14.25% senior preferred stock due 2007 at a purchase price equal to 101% of the liquidation value thereof, which included a 1% change of control premium, plus accrued and unpaid dividends to, but not including, the redemption date of November 22, 2005 and resulted in a total redemption amount of $125.2 million; and

•	the repurchase of $2.8 million aggregate principal amount of our 7.25% Ottawa County Finance Authority industrial development revenue bonds at a purchase price equal to 101% of the principal amount thereof, which included a 1% change of control premium, plus accrued and unpaid interest to, but not including, the purchase date of December 22, 2005.
Cost Savings Initiatives
     In fiscal 2005, we announced several initiatives to further reduce our cost structure and to increase operating efficiencies. These initiatives included the closure of three U.S. manufacturing facilities, the permanent shutdown of our dry dog and cat food production lines at another manufacturing facility and the reduction of our global corporate salaried workforce. In connection with these cost savings initiatives, we incurred asset impairment charges of $6.1 million and severance costs of $2.7 million in fiscal 2005 (combined), and expect to incur future costs of approximately $0.4 million primarily related to the carrying costs of the three closed manufacturing facilities. We expect our future annualized savings associated with these cost savings initiatives will be in the range of $3.0 million to $3.5 million.
     As part of an ongoing strategy to focus on manufactured products, we also announced in fiscal 2005 that we will discontinue providing distribution services for our non-manufactured products in the United States, which we expect will reduce our future annualized revenues by approximately $50 million. This action will allow for more efficient distribution of our manufactured products and an increased focus on higher margin, value-added business such that we do not expect the impact on our income from operations to be material. We completed this transition in the first quarter of fiscal 2006.
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
     Our store brand programs involve the formulation and supply of a wide variety of high quality pet food products, including dry, soft-dry, treats and dog biscuits in the United States as well as dry and wet pet food products and treats in Europe. We believe that these products are comparable in quality to, and sold at a lower price than, competing nationally advertised brand pet food products. For our nationally advertised brand customers, we manufacture pet food products to meet those customers’ specifications and quality standards. Our regional brands are generally economically priced and marketed by our customers as a complement to their other pet food offerings.
     Globally, we manufacture dry pet food under approximately 200 store brands. In the United States, our store brands include, among others, Dura Life, Maxximum Nutrition, NutriCare, Ol’ Roy, Pet Pride, PMI-Nutrition, Retriever, Special Kitty and Sportsman’s Choice. Our regional brands manufactured in the United States, which include Country Prime, Kozy Kitten and TrailBlazer, allow our customers to broaden their pet food product offerings. We also offer our Bonkers and Pet Lovers brand treats to retailers. In Europe, we manufacture pet food under a variety of store brands, including, among others, store brands for European retailers such as Mercadona (the Compy brand), Lidl (the Cashida, Opticat and Optidog brands), Reve (the Ja, ProCat and proDo brands) and Cap Italia (the Colbi and Conni brands).
     A description of each of our product lines is set forth below:
•	Dry pet food (71.3% of our fiscal 2005 (combined) net sales). We are the second largest manufacturer of dry pet food in the United States. We produce, market and distribute a wide selection of high quality dry pet food products, predominately for dogs and cats. Our dry pet food product lines include high protein, premium-blended, puppy food, gravy style, soft-dry and super premium meat inclusion products for dogs, and include regular and blended products for cats.

•	Wet and all other pet food (21.3% of our fiscal 2005 (combined) net sales). These products are distinguishable from dry pet food based on their higher moisture level content, the technology used to manufacture such products and their higher packaging costs. Europe has a much stronger market for wet products than the United States. We manufacture and sell wet pet food throughout Europe, including chunks and gravy, pâté and loaf, in a variety of multi-serve and single-serve packaging, such as cans, alucups and pouches.

•	Biscuits and treats (7.4% of our fiscal 2005 (combined) net sales). We are a leading global manufacturer of dog biscuits and a manufacturer of soft treats. The manufacturing process for dog biscuits primarily involves baking, whereas, manufacturing of dry pet food involves extrusion.
     In addition to manufacturing pet food products, we maintain an in-house engineering, machinery and fabrication services group. This group designs and builds extruders, conveyors, dryers and other parts and equipment, including replacement parts, for our pet food manufacturing facilities and for third parties. Our engineering services group maintains repair staff that service and repair machinery and equipment at our manufacturing facilities, giving us the ability to make timely repairs and reduce downtime. Our in-house engineers generally design and supervise plant construction, thereby reducing plant construction costs and resulting in consistency in manufacturing processes and quality control. We believe our engineering services group provides us with services at a lower cost and more timely and efficiently than we could obtain from third parties.
Seasonality
     Our sales are moderately seasonal. We normally experience an increase in our sales volume during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.
Marketing
     We believe our success depends upon our ability to partner with our customers and create brands and products that their consumers’ believe their pets will love. It also depends on the ability of our people, together with our customers, to find new and appealing ways to deliver those brands to pet-owning consumers everywhere. Our marketing approach emphasizes fundamental consumer, pet, brand and category research which we leverage to build successful brand programs. Our team of experienced marketing professionals provides consumer and category trend analysis, category and shelf management expertise, product development direction, packaging design and promotional planning to drive profitable growth for our customers’ brands and our company.
Sales and Distribution
     Our sales team works directly with current and prospective customers, including mass merchandisers, membership clubs, farm and fleet stores, pet specialty stores and grocery chains. We also use independent food brokers to sell our products. We generate new business, in part, through the expansion of our pet food product lines and the development of new marketing programs for existing customers.
     As described earlier, we jointly developed a cost effective and innovative North American logistic network with Wal-Mart to facilitate the delivery of our pet food to Wal-Mart seven days a week on Wal-Mart’s trailers. In addition, we distribute a substantial amount of our pet food products to other customers utilizing their transportation networks. We are a just-in-time supplier to several of our largest customers who choose to maintain trailers at our manufacturing and distribution facilities. Proximity to certain of our customers’ distribution centers and retail locations is a key consideration in deciding the location of our manufacturing and distribution facilities and, we believe, is a significant competitive advantage. Our customers’ trailers can be loaded for shipment either directly to individual stores or to their own distribution centers. Those customers that have products shipped directly from our manufacturing and distribution facilities to their retail stores are able to reduce their inventory, freight and handling costs by avoiding shipment to their own distribution centers. Like Wal-Mart, those customers that use their own transportation fleet have the opportunity to utilize their trailers that would otherwise be empty to backhaul a load of pet food on return to their distribution center or directly to another retail store.
     For customers that do not utilize their own transportation fleet, we provide transportation on a contract basis through common carriers. We do not own or operate any transportation equipment.
     We provide vendor-managed inventory fulfillment services for our customers. We offer the ability to communicate on-line with our customers’ inventory management systems, evaluate their inventory levels and place orders on their behalf. We believe these services provide our customers with significant competitive advantages, which include shorter lead-time requirements, higher inventory turns, reduced out-of-stock positions and fresh pet food product for their customers.
Customers
     We manufacture pet food products for approximately 650 customers globally. Our store brand customers in the United States include mass merchandisers such as Wal-Mart and Sam’s Club, pet specialty stores such as PetSmart, grocery chains such as Food Lion, Kroger, Royal Ahold and Safeway, and farm and fleet stores such as Tractor Supply, Mid-States and Land O’Lakes Purina Feeds. Net sales to Wal-Mart and Sam’s Club accounted for 42%, 43% and 43% of our total net sales for fiscal 2003, 2004 and 2005 (combined), respectively. In addition, we manufacture products for many of the largest nationally advertised brand pet food companies in the United States.

Our European customer base is similar to the United States. We sell to many of the leading retailers, farm and fleet outlets, and pet specialty stores, including, among others, Mercadona, Lidl, Sainsbury and Coop Italia. In addition, we manufacture products in Europe for several global brand pet food companies. Globally, we sell to customers in approximately 40 countries.
Competition
     The pet food industry is highly competitive. The companies that produce and market the major nationally advertised brand pet foods are national or international conglomerates that are substantially larger than us and possess significantly greater financial and marketing resources than we do. Our store brand pet food products compete for shelf space with nationally advertised brand pet food products on the basis of quality and price. In addition, certain nationally advertised brand companies also manufacture store brands. Nationally advertised brand products compete principally through advertising to create brand awareness and loyalty. We experience direct and indirect price competition from nationally advertised brand pet food products. To the extent that significant price competition from nationally advertised brand products exists, or manufacturers of nationally advertised brands significantly increase their store brand presence, our operating results and cash flows could be adversely affected. We also compete with manufacturers of regional brands and other store brand manufacturers.
     We believe we differentiate our company from the nationally advertised brand pet food manufacturers by offering comparable, lower-priced products tailored for each retail customer. This provides retailers with the opportunity to increase pet food category profitability and provides a destination purchase item in this important consumer category. In addition, we believe we differentiate our company from other store brand pet food manufacturers by offering higher quality products and national manufacturing and distribution capabilities.
Raw Materials and Packaging
     The principal ingredients required for our dry pet food operations in the United States and Europe are bulk commodity grains and food stocks, including corn, soybean meal, wheat, rice flour, wheat middling, poultry meal, meat and bone meal, corn gluten meal, tallow and poultry fat. We purchase ingredients from large national commodity companies and local grain cooperatives. The ingredient requirements of each of our manufacturing facilities are purchased locally when available and economically feasible due to the high freight costs of transporting bulk commodity products. As a result, ingredient costs may vary substantially among our manufacturing facilities due to the impact of local supply and demand and varying freight costs. Manufacturing of our wet pet food in Europe requires fresh or frozen pork, beef and poultry products which are purchased either from suppliers that aggregate and process meat by-products or directly from suppliers of meat by-products. Packaging, which includes bags, cartons, pouches, cans and alucups, is also a significant component of our material costs. We have several packaging suppliers in the United States and Europe. We generally do not maintain long-term contracts or agreements with any of our suppliers, with the exception of our Denmark manufacturing operations where we utilize sole source suppliers for certain raw materials and packaging. We believe alternative suppliers of raw materials and packaging are readily available.
     Our pricing strategy is based on the costs of raw materials, packaging, freight and other manufacturing costs plus a conversion charge, which includes a profit factor. We periodically adjust our selling prices based on fluctuations in raw material, packaging and other manufacturing costs. Future selling price increases may not be acceptable to our customers in the event of increased material costs to us.
     We have cost-sharing arrangements with certain of our domestic customers to reduce the impact of volatile commodity costs on our domestic business. We expect to continue to effectively pass through approximately half of future commodity cost fluctuations to our domestic customers, assuming the arrangements continue. Because we generally do not have long-term contracts with our customers, our cost-sharing arrangements could change.
     We are exposed to market risk related to changes in commodity prices. We seek to manage commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year.

Research and Development
     We continuously strive to develop new and improved pet food products and manufacturing processes. Our research and development department includes a full-time staff of food technologists, chemists and companion animal nutritionists, a central laboratory with chemists and microbiologists for research and development, and quality control laboratories at each of our manufacturing facilities. Our research and development team formulates new pet food recipes comprised of ingredients fortified with vitamins and minerals, and tests the nutritional content of new products. We exclusively use independent commercial kennels and catteries which, for our domestic market, are USDA licensed and inspected, that meet our strict animal care and welfare standards for comparison feeding tests with nationally advertised brand products to assure comparable digestibility and palatability and to substantiate the nutritional claims of new products.
Quality Assurance
     We maintain a comprehensive program for qualifying new vendors, testing raw materials for nutritional adequacy and screening to detect the presence of mycotoxins and other harmful substances. We continuously test pet food production at each of our manufacturing facilities by analyzing our pet food products against specifications, formula and regulatory requirements. Packaging is inspected for print quality, proper dimensions, construction and compliance with labeling regulations.
Environmental and Safety Matters
     We are subject to a broad range of federal, state, local and foreign environmental laws and regulations intended to protect public health and the environment, including those governing discharges into the air, soil and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes, and the investigation or remediation of contamination associated with releases of wastes or hazardous substances. Violations of or liability under with these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification, performance of environmental investigatory or remedial activities, as well as, in certain instances, the issuance of injunctions that may limit or prohibit our operations. Environmental laws and regulations have changed substantially over the years and we believe the trend of more strict and expansive environmental laws and regulations will continue. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot provide any assurance that our environmental compliance costs or environmental-related capital expenditures will not have a material adverse impact on us in the future.
     Our U.S. operations involve the current use of aboveground storage tanks and belowground sumps and, in the past, have involved the use of regulated underground storage tanks. Under applicable laws and regulations, we are responsible for the proper use, maintenance and abandonment of regulated storage tanks that we own or operate and for remediation of soils, groundwater and surface water impacted by releases from such existing aboveground or previously abandoned regulated underground storage tanks as well as from below ground sumps.
     Our U.S. operations are also subject to laws and regulations governing remediation, recycling and disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as CERCLA or the “Superfund” law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility where a hazardous substance release occurred and companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, such persons may be subject to strict, joint and several liability for the costs of environmental response measures and natural resource damages, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we generate materials that may be characterized as hazardous substances. We also generate hazardous and non-hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended, also known as RCRA, and comparable state statutes. The U.S. Environmental Protection Agency, or EPA, and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes and any future changes to such methods that are more rigorous or restrictive can increase the operating and disposal requirements incurred by us as well as by the industry in general. In the past, nearby industries have suffered releases of hazardous substances to the environment that are the subject of investigations under CERCLA or analogous state laws. It is possible that these neighboring environmental activities may have impacted some of our properties. We have not been advised, nor do we expect to be advised, by any environmental agency that we are currently considered a potentially responsible party for the neighboring environmental conditions, and we have no reason to believe that such neighboring conditions would have a material adverse effect on our company. In connection with the area wide groundwater contamination underlying portions of the City of San Bernardino, California, the EPA issued to us an information request on August 17, 2004 regarding the use of any tetrachloroethylene, thichloroethylene, or Freon 11 or 12 at our San Bernardino facility. We responded to the EPA in November 2004 and have not received any follow-up correspondence from the agency on this matter since that time.
     We currently own or lease properties and through acquisitions in the future could own or lease additional properties that, in some instances, have been used for pet food manufacturing or feed mill operations for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, in some locations environmentally sensitive materials were spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for disposal. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials or wastes were not under our control. These properties and the waste materials spilled, released or otherwise found thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we can be required to remove or remediate previously spilled or released waste materials (including such materials spilled or released by prior owners or operators) or property contamination (including groundwater contamination caused by prior owners or operators), or to perform monitoring or remedial activities to prevent future contamination (including releases from previously operated underground storage tanks or existing aboveground bulk petroleum storage facilities). While we do not believe any pending remedial activities will have a material adverse effect on our financial condition, there is no assurance that we will not incur additional environmental response costs in the future at existing manufacturing facilities or at other sites where waste material impacts resulting from historical or ongoing operations may be identified or that such future costs will not be material.
     Our U.S. operations are also subject to the federal Clean Water Act, as amended, and analogous state laws relating to the discharge of pollutants into state and federal waters. These laws also regulate the discharge of stormwater in process areas. Local sewerage authorities have established regulations governing connections to and discharges into their sewer systems and treatment plants. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits at a number of our facilities for the discharge of our wastewater and stormwater and develop and implement spill prevention control and countermeasure plans, also referred to as SPCC plans, in connection with on-site storage of greater than threshold quantities of oil. In July 2002, the EPA issued a revised SPCC rule, whereby SPCC plans are subject to more rigorous review and certification procedures. The implementation date of this rule has been extended by the EPA. Under the current EPA deadlines, SPCC plans must be amended, if necessary to ensure compliance, and implemented by no later than October 31, 2007. Compliance with this rule will require us to update and implement amended SPCC plans at a number of our facilities where the plans are required. In addition, as part of the regular overall evaluation of our ongoing operations, we are re-evaluating and, as necessary, updating the stormwater discharge permitting coverage at certain of our facilities. Also, from time to time, we are required to make capital improvements or make certain operational upgrades at certain of our facilities to assure compliance with regulatory and permit conditions relating to our wastewaters discharged offsite as well as our other operating activities. Failure to comply with these laws, regulations and permit conditions may result in the imposition of administrative, civil and criminal penalties. We believe that our operations are in substantial compliance with the Clean Water Act and analogous state and local requirements, and that the implementation of amended SPCC plans and the installation of any wastewater discharge capital improvements will not have a material adverse effect on our operations or financial condition.
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
Trademarks
     Certain of our brands are protected by trademark registrations in the United States and in certain foreign countries. We believe our registered trademarks are adequate to protect such brand names.
Employees
     As of March 1, 2006, our global workforce consisted of 2,202 employees. We had 1,427 employees in the United States and 775 employees in Europe, comprised of 588 management and administrative personnel and 1,614 manufacturing personnel. We have 334 employees represented by labor unions at six of our U.S. manufacturing facilities. A collective bargaining agreement at our Muscatine, Iowa facility covered 38 employees as of March 1, 2006 and expires on June 30, 2006. A collective bargaining agreement at our Portland, Indiana facility covered 45 employees as of March 1, 2006 and expires on July 22, 2007. A collective bargaining agreement at our Allentown, Pennsylvania facility covered 32 employees as of March 1, 2006 and expires on July 16, 2008. A collective bargaining agreement at our Birmingham, Alabama facility covered 66 employees as of March 1, 2006 and expires on July 20, 2008. A collective bargaining agreement covering 59 employees at our Miami, Oklahoma facility was ratified on March 6, 2006 and expires on April 30, 2008. The collective bargaining agreement at our Joplin, Missouri facility expired on February 4, 2006. The agreement covered 94 employees. These employees initiated a strike as of February 18, 2006 and continue to be on strike while negotiations for a new agreement continue. Nevertheless, we are continuing to operate the Joplin facility. Except with respect to this facility, generally, we consider relations with our employees to be satisfactory.
Foreign Operations
     See Note 18 to our accompanying audited consolidated financial statements included herein for geographical segment data relating to our manufacturing operations based in the United States and Europe.
Forward-Looking Statements
     Certain of the statements in our 2005 10-K, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “assume,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. These forward-looking statements appear in a number of places and reflect management’s beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by us in those statements. These risks, uncertainties and other factors include among others:
•	reliance on a few customers for a large portion of our sales and our ability to maintain our relationships with these customers;

•	our exposure to, and our ability to manage, our market risk relating to commodity, oil and natural gas prices, interest rates and foreign currency exchange rates;

•	changes in demand for our products;

•	future capital expenditures and our ability to finance these capital expenditures;

•	our ability to make required interest or principal payments on our senior credit facility and our other indebtedness and to comply with the financial covenants under our debt agreements;

•	our business strategies and other plans and objectives for future operations;

•	general economic and business conditions and changes in market trends;

•	business opportunities that may be presented to and pursued by us from time to time;

•	risks related to our international operations;

•	risks related to product liability claims and product recalls;

•	the outcome of any legal proceedings to which we or any of our subsidiaries may be a party; and

•	the impact of existing or new accounting pronouncements.
     These forward-looking statements are based on our assumptions and analyses and are not guarantees of our future performance. These statements are subject to risks, many of which are beyond our control, that could cause our actual results to differ materially from those contained in our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 1A — Risk Factors
Risks Relating to Our Indebtedness
Our level of indebtedness could negatively impact our financial condition, results of operations and business prospects and prevent us from fulfilling our debt service obligations.
We are highly leveraged. As of the end of fiscal 2005, we had $564.3 million of outstanding indebtedness, including premiums and discounts. Our substantial indebtedness could have important consequences to our operations including:
•	making it more difficult for us to satisfy our debt service obligations which, if we fail to comply with the requirements of any of our debt agreements, could result in an event of default;

•	requiring us to dedicate a substantial portion of our cash flows from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow for capital expenditures, working capital, acquisitions and other general business activities;

•	limiting our ability to obtain additional financing in the future for capital expenditures, working capital, acquisitions and other general business activities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making us vulnerable to fluctuations in interest rates because indebtedness under our senior credit facility is subject to variable interest rates;

•	detracting from our ability to successfully withstand a downturn in our business or the general economy; and

•	placing us at a competitive disadvantage against other less leveraged pet food companies.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial indebtedness.
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our debt agreements do not fully prohibit us or our subsidiaries from doing so. If new indebtedness is added to our or our subsidiaries’ current debt levels, the related risks that we and they now face would increase. In addition, the debt agreements governing our senior credit facility, senior notes and senior subordinated notes do not prevent us from incurring obligations that do not constitute indebtedness. As of the end of fiscal 2005, we had available borrowings under our revolving credit facility of $45.5 million, net of $4.5 million of issued and undrawn letters of credit.
We may not be able to generate sufficient cash flow to service our indebtedness.
     Our ability to make required interest and principal payments on our indebtedness, and to fund planned capital expenditures and other general business activities, will depend upon our ability to generate cash and our future operating results. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     Our business may not generate sufficient cash flows from operations and future borrowings may not be available to us under our senior credit facility or otherwise to enable us to repay our indebtedness or fund our other liquidity needs. If we fail to make required interest or principal payments or fail to comply with the financial and operating covenants contained in our debt agreements, we would be in default, and our lenders would have the ability to require us to immediately repay our outstanding indebtedness. If the lenders required immediate payment from us, we may not have sufficient assets to satisfy the obligations under our indebtedness.
     We also could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. Our senior credit facility and the obligations under our senior notes and senior subordinated notes limit our ability to sell assets and also restrict the use of proceeds from any such sale of assets. Furthermore, our senior credit facility is secured by substantially all of our assets. Therefore, we may not be able to sell our assets quickly enough or generate sufficient proceeds to enable us to meet our debt service obligations.
     In addition, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our senior credit facility, senior notes or senior subordinated notes, on commercially reasonable terms or at all.
Our debt agreements limit certain business activities and could materially affect our operations.
     Our senior credit facility, the instruments governing the indebtedness of our foreign subsidiaries and the indentures governing our senior notes and senior subordinated notes limit our ability and the ability of our parent corporation and our restricted subsidiaries to take a number of actions that we or they may otherwise desire to take, including:
•	incurring additional indebtedness or issuing certain types of capital stock;

•	incurring liens;

•	paying dividends or making other restricted payments;

•	entering into transactions with affiliates;

•	merging or consolidating with another entity;

•	selling or disposing of our assets;

•	making certain investments; or

•	entering into certain lines of business.
     In addition, our senior credit facility has financial and operating covenants that require us to, among other things, maintain specified financial ratios and satisfy certain financial condition tests. Our ability to satisfy the requirements of these financial ratios and tests can be affected by events beyond our control, such as prevailing economic, financial or industry conditions, and we may not be able to meet these ratios or tests. We have experienced difficulty in the past satisfying the financial covenants in our previous senior credit facilities and have either negotiated amendments or obtained waivers from our previous lenders for fiscal 2000, 2001 and 2003. If we violate the financial covenants in our senior credit facility and are unable to negotiate amendments or obtain waivers from our lenders, we could be in default and our lenders may accelerate our debt, and we would not be able to draw upon additional availability under our senior credit facility to meet our liquidity needs. Additionally, lenders under our senior credit facility could proceed against the collateral that secures their indebtedness. Our assets may not be sufficient to repay in full this secured indebtedness or any other indebtedness. We were in compliance with the financial covenants in our senior credit facility as of the end of fiscal 2005.
     If we are unable to generate sufficient operating cash flows in the future to service our indebtedness, to comply with covenants and to meet other commitments of our indebtedness, we may be required to take certain actions, such as selling material assets or operations, reducing or delaying capital expenditures, or revising or delaying our strategic plans. We may not be able to take any of these actions on a timely basis or with satisfactory terms or take actions that would enable us to continue to satisfy our capital requirements. Certain of these actions may be prohibited by our debt agreements or require the consent of our lenders.
     In addition, an event of default under one of our debt agreements may affect other debt agreements that contain cross-acceleration or cross-default provisions, which may cause obligations under the other agreements to be accelerated and become due and payable. If any of these events occur, we may not be able to make necessary payments to the lenders and may not be able to find alternative financing. Even if we were able to obtain alternative financing, it may not be on terms that are acceptable to us.
Our senior notes and the related guarantees are effectively subordinated to all of our secured debt, including the debt under our senior credit facility, and if a default occurs, we may not have sufficient funds to fulfill our obligations under our senior notes.
     Our senior notes and the related guarantees are not secured by any of our assets and, therefore, are effectively subordinated to all of our and our guarantors’ secured debt as well as any secured debt of our subsidiary guarantors to the extent of the value of the assets securing that debt. We have pledged substantially all of our assets as collateral to secure our indebtedness under our senior credit facility. As of the end of fiscal 2005, our senior notes and related guarantees would have been effectively subordinated to $182.2 million in principal amount, consisting of $159.2 million under our senior credit facility, $12.0 million under our industrial development revenue bonds and $11.0 million of indebtedness of our foreign subsidiaries. We and our guarantors may also incur additional secured indebtedness in the future. As of the end of fiscal 2005, we had $45.5 million of available secured borrowings under our revolving credit facility, net of $4.5 million of issued and undrawn letters of credit.

     In the event of the bankruptcy, liquidation, reorganization or other winding up of our Company, our assets that serve as collateral for our secured indebtedness will be available, if at all, to pay obligations on our senior notes only after all secured indebtedness has been repaid in full from those assets. Likewise, because the obligations under our senior credit facility are secured obligations, our failure to comply with the terms of our senior credit facility would entitle those lenders to foreclose on substantially all of our assets that serve as collateral. In this event, these lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, including holders of our senior notes. Holders of our senior notes will participate in the distribution of our remaining assets, if any, ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as our senior notes, and potentially with all our other general creditors. There may not be sufficient assets remaining to pay amounts due on any or all of our senior notes then outstanding. The guarantees of our senior notes are similarly subordinated to secured indebtedness of the guarantors.
Our senior subordinated notes and the related guarantees are effectively subordinated to all of our secured debt as a result of liens granted by us, including the debt under our senior credit facility, and if a default occurs, we may not have sufficient funds to fulfill our obligations under our senior subordinated notes.
     Our senior subordinated notes and the related guarantees are not secured by any of our assets and, therefore, are effectively subordinated to all of our and our guarantors’ secured debt to the extent of the value of the assets securing that debt. We have pledged substantially all of our assets as collateral to secure our indebtedness under our senior credit facility. As of the end of fiscal 2005, our senior subordinated notes and related guarantees would have been effectively subordinated to $182.2 million in principal amount of total secured outstanding indebtedness consisting of $159.2 million under our senior credit facility, $12.0 million under our industrial development revenue bonds and $11.0 million of indebtedness of our foreign subsidiaries. We and our guarantors may also incur additional secured indebtedness in the future. As of the end of fiscal 2005, we had $45.5 million of available secured borrowings under our revolving credit facility, net of $4.5 million of issued and undrawn letters of credit.
     In the event of the bankruptcy, liquidation, reorganization or other winding up of our company, our assets that serve as collateral for our secured indebtedness will be available, if at all, to pay obligations on the notes only after all secured indebtedness has been repaid in full from those assets. Likewise, because the obligations under our senior credit facility are secured obligations, our failure to comply with the terms of our senior credit facility would entitle those lenders to foreclose on substantially all of our assets that serve as their collateral. In this event, those lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, including holders of our senior subordinated notes. The senior subordinated notes also rank junior to our senior notes and therefore upon any distribution to our creditors or the creditors of our guarantors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or any of the guarantors of our senior notes, holders of our senior notes are entitled to be paid in full in cash before any payment may be made with respect to the notes or any related guarantees. Holders of the senior subordinated notes will participate in the distribution of our remaining assets, if any, ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the senior subordinated notes, and potentially with all our other general creditors. There may not be sufficient assets remaining to pay amounts due on any or all of the senior subordinated notes. The guarantees of the senior subordinated notes are similarly subordinated to secured indebtedness of our guarantors and the guarantees of the senior notes.
Our senior notes and senior subordinated notes are structurally subordinated to all indebtedness of our subsidiaries that are not guarantors of these notes.
     Our senior notes and senior subordinated notes are guaranteed only by our existing domestic restricted subsidiaries. These notes are not guaranteed by our foreign subsidiaries. Holders of these notes do not have any claim as a creditor against our subsidiaries that are not guarantors of the notes, and indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will be effectively senior to claims of the holders of these notes against the assets of those subsidiaries. All obligations owed by our non-guarantor subsidiaries would have to be satisfied before any of the assets of those subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a subsidiary that is a guarantor of the notes. Our non-guarantor subsidiaries represented 29.3% of our net sales and 24.9% of our operating income for fiscal 2005 (combined). As of the end of fiscal 2005, our non-guarantor subsidiaries represented 35.8% of our total assets, after intercompany eliminations, and had $11.0 million of outstanding indebtedness. This amount of total liabilities excludes $234.1 million of intercompany obligations owed to our guarantor subsidiaries and $50.8 million of trade payables and other liabilities. Our non-guarantor subsidiaries may incur additional indebtedness in the future.
The right of holders of our senior subordinated notes to receive payments on these notes is junior to the borrowings under our senior credit facility, senior notes and all future senior indebtedness. Further, the guarantees of our senior subordinated notes are junior to our guarantors’ senior indebtedness.
     Our senior subordinated notes rank behind all of our existing senior indebtedness, including our senior notes and borrowings under our senior credit facility, and our future senior indebtedness, if any. Additionally, the related guarantees rank behind any of our guarantors’ old and new senior indebtedness, including guarantees of our senior notes and borrowings under our senior credit facility; except, in each case, for any indebtedness that expressly provides that it ranks equal with, or is subordinated in right of payment to, the senior subordinated notes or the related guarantees, as applicable. As a result, upon any distribution to our creditors or the creditors of any of our guarantors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or any of our guarantors or their respective property or assets, the holders of our senior indebtedness and the senior indebtedness of any of our guarantors will be entitled to be paid in full in cash before any payment may be made with respect to our senior subordinated notes or any related guarantees.
     In addition, all payments on our senior subordinated notes and any related guarantees will be blocked in the event of a payment default on our senior indebtedness and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on our senior indebtedness.
     In the event of our bankruptcy, liquidation, reorganization or similar proceeding or that of any of our guarantors, holders of the senior subordinated notes will participate with trade creditors and all other holders of our and any of our guarantors’ senior subordinated indebtedness in the assets remaining after we and any of our guarantors have paid all of our or their respective senior indebtedness. However, because the indenture governing the senior subordinated notes requires that amounts otherwise payable to holders of the senior subordinated notes in a bankruptcy or similar proceeding be paid to holders of senior indebtedness instead, holders of the senior subordinated notes may receive less, ratably, than holders of trade payables in any such proceeding. In any of these cases, we and our guarantors may not have sufficient funds to pay all of our creditors, and holders of the senior subordinated notes may receive less, ratably, than the holders of senior indebtedness.
     As of the end of fiscal 2005, our senior subordinated notes were subordinated in right of payment to $395.2 million in principal amount of outstanding senior indebtedness and $45.5 million of available borrowings under our revolving credit facility, net of $4.5 million of issued and undrawn letters of credit, which would have been available for borrowing as additional senior indebtedness under the revolving credit portion of our senior credit facility. We may be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture governing the senior subordinated notes. If new senior indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would increase.
Even if a transaction constitutes a change of control that would obligate us to offer to repurchase certain of our indebtedness, we may not be permitted or have the ability to satisfy our obligation to repurchase this indebtedness.
     Upon the occurrence of certain change of control events, holders of our senior notes, senior subordinated notes, industrial development revenue bonds, and the lenders under the indebtedness of our foreign subsidiaries, may require us to repurchase all or part of the indebtedness. Even if a transaction constitutes a change of control, we may not have sufficient funds at the time of the change of control to make the required repurchases. Additionally, restrictions in our senior credit facility may not allow such repurchases and certain events that would constitute a change of control as defined in the indentures governing our senior notes, senior subordinated notes and industrial development revenue bonds, and the credit agreement governing the indebtedness of our foreign subsidiaries, may constitute an event of default under our senior credit facility. Such an event of default would, if it should occur, permit the lenders to accelerate the indebtedness outstanding under our senior credit facility and that, in turn, would cause an event of default under the indentures governing our senior notes, senior subordinated notes and industrial development revenue bonds, and the credit agreement governing the indebtedness of our foreign subsidiaries.

     The source of funds for any repurchase required as a result of a change of control will be our available cash or cash generated from our operations or other sources, including borrowings, sales of assets, sales of equity or funds provided by third parties. Sufficient funds may not be available at the time of any change of control to make any required repurchases of our senior notes, senior subordinated notes or industrial development revenue bonds and to repay the indebtedness under our senior credit facility. Furthermore, using available cash to fund the potential consequences of a change of control may impair our ability to obtain additional financing in the future. Any future credit agreements or other agreements relating to debt to which we may become a party will most likely contain similar restrictions on our ability to make repurchases upon a change of control.
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
•	was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital;

•	intended to incur, or believed that it would incur, indebtedness beyond its ability to pay such debts as they mature; or

•	was a defendant in an action for monetary damages, or had a judgment for monetary damages against it if, in either case, after final judgment, the judgment is unsatisfied.
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
     The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:
•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on existing debts, including contingent liabilities, as they become absolute and mature;

•	the guarantor was a defendant in an action for monetary damages, or had a judgment for monetary damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied; or

•	it could not pay its debts as they become due.
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

     Net sales to Wal-Mart and Sam’s Club accounted for 42%, 43% and 43% of our total net sales for fiscal 2003, 2004 and 2005 (combined), respectively. We do not have a long-term contract with Wal-Mart or Sam’s Club. The loss of Wal-Mart and Sam’s Club as a customer, or a significant decrease or adverse change in business from them, would have a material adverse effect on our results of operations, financial condition and cash flows. In addition, our results of operations and ability to service our debt obligations would be negatively impacted to the extent that Wal-Mart or Sam’s Club were unable to make payments or did not make timely payments on its outstanding accounts receivable with us.
We rely on a small number of customers, certain of which are able to make greater demands of us.
     We rely on a small number of customers to generate a substantial portion of our sales. As a result of the leading market positions of many of our customers, they are able to exert pressure on us with respect to pricing, promotions, new product introductions and other services that may affect our results of operations. For our store brand and co-manufacturing customers, we rely on the strength of brands that we do not own or control and on the willingness of the owners of such brands to promote them to increase sales volume. Our net sales and results of operations may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments with, one or more of our customers.
Increases in raw materials, packaging, oil and natural gas costs and volatility in the commodity markets has in the past and may in the future adversely affect our results of operations.
     Our financial results depend to a large extent on the costs of raw materials, packaging, oil and natural gas and our ability to pass through increases in these costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper and plastic prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in the pricing of oil, steel and natural gas, which affects our manufacturing, packaging and freight costs.
     In the event of any increases in raw materials, packaging, oil and natural gas costs, we may be required to seek increased selling prices for our products to avoid margin deterioration. We cannot provide any assurances as to the timing or extent of our ability to implement future selling price increases in the event of increased raw materials, packaging, oil or natural gas costs or of whether any price increases implemented by us may affect future sales volumes to our customers.
     Our results of operations have in the past been adversely affected by volatility in the commodity, oil and natural gas markets and our results of operations may be adversely affected in the future by this volatility.
The use of commodity derivative instruments may expose us to increased risk of market fluctuations in commodity prices and may reduce our flexibility in managing fluctuations in the costs of our raw materials, which may adversely affect our results of operations.
     We have sought and may continue to seek to manage our commodity price risk associated with market fluctuations by using derivative instruments for portions of our corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. Although we may seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and they may be adversely affected by these fluctuations in the future.
     The use of commodity derivative instruments and the related accounting treatment have adversely affected our results of operations in the past due to the volatility of commodity prices and may adversely affect our results of operations in the future.

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
     The cost of our raw materials has been adversely impacted in the past by the publicity surrounding bovine spongiform encephalopathy, or BSE, which is also known as “mad cow disease” and is a terminal brain disease of cattle. Cases of BSE were found in Europe, among other areas, in late 2000 and in Canada and the United States in 2003, and again in March 2006 in the United States. As a result of extensive global publicity and trade restrictions imposed to provide safeguards against the disease, the cost of alternative sources for our raw material proteins, such as soybeans, pork meat and bone meal, have increased significantly from time to time in the past and may increase in the future if additional cases of BSE are found in areas where we manufacture or sell our products.
     In fiscal 2001, an outbreak of foot-and-mouth disease, or FMD, was discovered in Europe. FMD affects animals with cloven hooves, such as cattle, swine, sheep, goats and deer. While FMD is not considered a threat to humans, people who come in contact with the virus can spread it to animals.
     In 2004, the first case in 20 years of highly pathogenic Avian Influenza, or HPAI and commonly known as “bird flu,” was detected in the United States. The U.S. HPAI virus was identified as the H5N2 strain and, while classified as highly virulent to birds, has not been shown to affect humans and is not related to the highly publicized H5N1 strain of the Asian HPAI virus. The H5N1 strain of the Asian HPAI virus first emerged in Hong Kong in 1997, re-emerged in 2003 in South Korea and is known to have spread to Southeast Asia, including China, Vietnam, Thailand, Cambodia, India, Pakistan and Indonesia, and to countries to the west, including Russia, Ukraine, Iraq, Turkey, Greece, Romania, Egypt, Nigeria, Italy, Poland, Germany and France. Of the approximately 176 people who are known to have contracted the virus associated with the H5N1 strain purportedly from exposure to infected birds, at least 97 people have died. In an effort to limit the spread of the H5N1 strain, governmental authorities have been ordering the destruction of infected flocks and imposing bans against imports of poultry from countries where the virus is known to exist. These measures may adversely impact the price and availability of our sources of raw material proteins.
     If BSE, FMD, HPAI or any other animal disease impacts the availability of our raw materials, we may be required to locate alternative sources for our raw materials. We can give no assurance that those sources would be available to sustain our sales volumes or that these alternative sources would not be more costly. If outbreaks of BSE, FMD, HPAI or any other animal disease or the resulting regulation or publicity, impacts the cost of our raw materials, or the cost of alternative raw materials compared to current costs, we may be required to increase the selling price of our products to avoid margin deterioration. We can give no assurance of the timing or extent of our ability to implement future price increases in the event of higher raw material costs or of whether any such price adjustments implemented by us may affect demand for our products from our customers.
Our acquisition activities, including integration, operation and management of these businesses, may not be successful or may subject us to losses.
     Any acquisition we may pursue could be based on identifying and acquiring businesses engaged in manufacturing and distributing pet food products in markets where we currently do not operate or businesses with products that would complement our product mix. Our lack of experience in new markets we may enter through future acquisitions could have an adverse effect on our results of operations and financial condition. Acquisitions may require investment of additional capital and financial resources and could require integration of dissimilar operations, assimilation of employees, diversion of management time and resources, increases in administrative costs, potential loss of key employees of the acquired company and additional costs associated with debt or equity financing. Our acquisitions have in the past and may in the future result in subsequent losses associated with our discontinued operations.

     We may encounter increased competition for acquisitions in the future, which could result in acquisition prices we do not consider acceptable. We may not have sufficient available capital resources to execute potential acquisitions, and our ability to enter into acquisitions may be limited by our senior credit facility and agreements covering our other indebtedness. We may not find suitable acquisition candidates at acceptable prices or succeed in integrating any acquired business into our existing business or in retaining key customers of acquired businesses.
     Our operating results and financial condition could be adversely affected by acquisitions if any of the following were to occur:
•	the expected operating efficiencies from the acquisitions do not materialize;

•	we fail to successfully integrate the acquisitions into our existing operations; or

•	the cost of integrating the acquired entity exceeds expectations.
The amount of goodwill and other intangible assets we have recorded from the Acquisition may not be realized, which could have a material adverse effect on our results of operations.
     As of the end of fiscal 2005, we had $321.1 million of goodwill and $283.5 million of other identifiable intangible assets that were recorded in connection with the Acquisition. These assets, which represented 54.5% of our total assets as of the end of fiscal 2005, may become impaired in the future. Our other intangible assets consist of certain significant customer relationships that were identified as of the Acquisition date based upon an independent third party appraisal to have intangible value to us. We have segregated these customer relationships into two classifications based upon an assessment of the expected lifespan of these assets. Our results of operations in future periods could be materially adversely affected if our goodwill and customer relationships are determined to be impaired.
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
A significant portion of our revenues is derived from our international operations, which subject us to additional business, economic and political risks and could limit our ability to successfully execute our business strategy.
     Our business strategy is based, in part, on the expansion of our international operations and sales. We have manufacturing facilities in Austria, Denmark, Spain and the United Kingdom and a joint venture in Italy. Globally, we sell to customers in approximately 40 countries. In fiscal 2005 (combined), our foreign subsidiaries had net sales of $290.4 million, or 29.3% of our total net sales, with the majority of these sales in Europe.
     We have foreign currency exposure relating to our business transactions in currencies other than the U.S. dollar. Our functional currencies other than the U.S. dollar include the Euro, Danish Krona and British Pound Sterling. The timing and extent of fluctuations in foreign currency exchange rates may have a material adverse effect on our operations due to the translations of the financial statements of our foreign subsidiaries. Our efforts to manage our foreign currency exposure may not protect us from fluctuations in foreign currency exchange rates.

     Other risks relating to our international operations include:
•	import and export license requirements;

•	trade restrictions;

•	foreign tax laws, tariffs, and other foreign laws and regulations;

•	limitations on repatriating earnings back to the United States;

•	difficulties in staffing and managing our international operations, including potential labor interruptions;

•	nationalization;

•	expropriation;

•	restrictive actions by local governments;

•	acts of terrorism;

•	war and civil disturbance; and

•	disruptions or delays in shipments.
     Any of these events could have a material adverse effect on our operations in foreign countries and an interruption of our international operations could have a material adverse effect on our results of operations and financial condition.
If we lose certain key employees or are unable to hire additional qualified employees, we may not be successful.
     Our success depends, in part, upon the continued services of our employees involved in management, sales, manufacturing and distribution, and, in particular, upon the efforts and abilities of our senior management team. If we lose the service of any of the members of our senior management team, the loss could have a material adverse effect on our business, financial condition and results of operations. We do not have key person life insurance covering any of our employees. Our success also depends upon our ability to attract and retain highly qualified employees.
We are subject to extensive environmental regulation and our compliance with existing or future laws and regulations or making any product recalls pursuant thereto could cause us to incur substantial expenditures.
     We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health, natural resources and the environment, including those governing discharges into the air and water, the storage of petroleum substances and chemicals, the handling and disposal of hazardous and non-hazardous wastes and the remediation of contamination associated with releases of wastes or hazardous substances. Our U.S. operations are also subject to regulation by the Occupational Safety and Health Administration, the Food and Drug Administration, the Department of Agriculture and by various state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Our foreign operations are subject to similar environmental, safety and public health laws and regulations that are enforced by governmental agencies, such as the European Commissioner of Foods, which is the controlling body for public health of the European Union. The European Union regulates the use of raw materials for manufacturing and the labeling of pet food.
     Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to effect any product recalls. These matters may have a material adverse effect on our business. See the section above on environmental and safety matters.
If we or our customers are the subject of product liability claims, we may incur significant and unexpected costs and our business reputation could be adversely affected.
     We and our customers for whom we manufacture products may be exposed to product liability claims and adverse public relations if consumption or use of our products is alleged to cause injury or illness. Our insurance may not be adequate to cover all liabilities we incur in connection with product liability claims. We may not be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product liability judgment against us or against one of our customers for whom we manufacture products, or our or their agreement to settle a product liability claim, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow. In addition, even if product liability claims against us or our customers for whom we manufacture products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. Product liability claims, or any other events that cause consumers to no longer associate our brands or those of our customers for whom we manufacture products with high quality and safety, may hurt the value of our and their brands and lead to decreased demand for our products. In addition, as a result of any such claims against us, we may be exposed to claims by our customers for damage to their reputations and brands. Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.
If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.
     We and our customers for whom we manufacture products may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce our operating income and cash flows. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our and our customers’ brands and lead to decreased demand for our products. Product recalls may also lead to increased scrutiny by federal, state and foreign regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.
The board of directors of Doane Enterprises, our parent corporation, and our board of directors are controlled by certain stockholders and their interests may be different than those of our noteholders.
     Doane Enterprises is a holding company with no operations. We are its sole operating subsidiary and Doane Enterprises controls the designation of our board of directors. OTPP, while owning less than 30% of Doane Enterprises’ shares that carry a right to elect directors, has contractual rights to designate a majority of Doane Enterprises’ board of directors. Accordingly, OTPP controls our policies, management and affairs and may effectively prevent or cause a change in our control. OTPP, together with its affiliates, has other business interests and activities in addition to its ownership interest in us. It is possible that OTPP may exercise its control in ways that serve its interest but do not serve the best interests of our noteholders.
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
     We maintain a non-contributory inactive pension plan that was frozen in 1998 and an active pension plan that covers approximately 40 union employees at one of our facilities. As of the end of fiscal 2005, the assets of our pension plans were $5.4 million less than the accumulated benefit obligations due to an overall decline since fiscal 2000 in the market value of these plans’ assets and interest rates used in discounting benefit liabilities. Under federal law, we were not required to make any cash contributions to our inactive plan in fiscal 2002 through 2005 and do not expect to make any cash contributions in fiscal 2006. We were required to make contributions to our active plan in fiscal 2002 through 2005 of approximately $0.1 million each year and we expect to contribute approximately $0.1 million in fiscal 2006. However, if underperformance of the plans’ investments continues, we may be required in the future to contribute additional funds to ensure that the pension plans will be able to pay out benefits as scheduled. An increase in funding could result in a decrease in our available cash flow, which would limit our ability to fund our business activities or make required interest and principal payments on our debt.
ITEM 1B — Unresolved Staff Comments
     None.
ITEM 2 — Properties
     Our corporate headquarters are located in Brentwood, Tennessee. Our manufacturing and distribution facilities are generally located in rural areas in close proximity to our customers, raw materials and transportation networks, including rail transportation. We believe our broad number of strategically located facilities enhances our position as a low cost provider of pet food by reducing freight costs for raw materials and finished goods. Our rural locations also reduce land and labor costs. We believe we can construct new manufacturing facilities at a lower cost than competitors by using our in-house engineering, machinery and fabrication services group to design and construct most of the necessary manufacturing equipment.
     The following table shows our U.S. and European manufacturing and distribution facilities:

Location	Principal products	Square footage

U.S. manufacturing and distribution facilities:
Allentown, PA	Dry dog/cat food	70,000
Birmingham, AL	Dry dog/cat food	115,000
Butler, MO	Dry dog/cat food	57,000
Clinton, OK	Dry dog/cat food	197,000
Dexter, MO	Dry dog/cat food	70,000
Everson, PA	Dry dog/cat food	74,000
Joplin, MO	Dry dog/cat food; dog biscuits	308,000
LeSueur, MN	Dry dog/cat food; dog biscuits	160,000
Manassas, VA	Dry dog/cat food	80,000
McKenzie, TN	Dry dog/cat food	90,000
Miami, OK	Dog and cat treats	76,000
Muscatine, IA	Dry dog/cat food	100,000
Orangeburg, SC	Dry dog/cat food	139,000
Portland, IN	Dog biscuits	120,000
Pueblo, CO	Dry dog/cat food	125,000
San Bernardino, CA	Dry dog/cat food	169,000
Temple, TX	Dry dog/cat food	110,000
Tomah, WI	Dry dog/cat food	98,000
Tracy, CA	Dry dog/cat food	110,000
Washington Courthouse, OH	Dry dog/cat food; dog biscuits	190,000

U.S. distribution warehouses:
Johnstown, NY(1)	N/A	41,000
Ocala, FL	N/A	76,000

European manufacturing and distribution facilities:
Carat, Austria (1)	Wet dog/cat food	38,000
Esbjerg, Denmark	Wet dog/cat food; treats	487,000
Norwich, England (1)	Dry dog/cat food	81,000
Valladolid, Spain	Dry dog/cat food	112,000
Vejen, Denmark	Dry dog/cat food; treats	151,000

Joint venture facility:
Milano, Italy	Dry dog/cat food	67,000

(1)	These facilities are leased. All other facilities are owned by us other than the joint venture facility.

     In addition to the above facilities, we own the following facilities which have been closed and are held for sale: Cartersville, Georgia; Delavan, Wisconsin; Hillburn, New York; and Vrä, Denmark.
ITEM 3 — Legal Proceedings
     In the ordinary course of business, we are party to litigation from time to time; however, we are not a party to any material pending legal proceedings that, if adversely determined, we believe would have a material adverse effect on our results of operations or financial condition.
ITEM 4 — Submissions of Matters to a Vote of Security Holders
     On December 7, 2005, Doane Enterprises, as holder of all of our issued and outstanding shares of Class A common stock, approved, by written consent, an amendment to our Certificate of Incorporation to increase the number of authorized shares of our Class A common stock to 2,000 from 1,000. In addition, the amendment eliminated all of our authorized preferred stock, including our 14.25% senior preferred stock which had been redeemed pursuant to a change of control offer completed on November 22, 2005. All issued and outstanding shares of our Class A common stock were voted in favor of the amendment to our Certificate of Incorporation. No votes were cast against or withheld and there were no abstentions or broker non-votes.
PART II
ITEM 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our parent corporation, Doane Enterprises, owns all of our issued and outstanding shares of Class A common stock and 21.32 shares of our issued and outstanding Class B common stock. The remaining 50 shares of our issued and outstanding Class B common stock were issued to an entity that is wholly-owned by Law Debenture Corporation p.l.c., a provider of trustee services organized under the laws of the United Kingdom, which we refer to as the Jersey Entity. No established public trading market currently exists for our common stock.
     OTPP owns 3,059,979 shares of the issued and outstanding Class A common stock of Doane Enterprises. The remaining 7,475 shares of issued and outstanding Class A common stock of Doane Enterprises are owned by Douglas J. Cahill, President and Chief Executive Officer of Doane and Doane Enterprises. OTPP also owns 21.32 shares of the issued and outstanding Class B common stock of Doane Enterprises. The remaining 50 shares of issued and outstanding shares of Class B common stock of Doane Enterprises are owned by the Jersey Entity.

Sales of Unregistered Equity Securities
     In connection with the Acquisition, we sold shares of our Class B common stock to the Jersey Entity pursuant to a private placement exemption under Section 4(2) of the Securities Act of 1933, as amended. Please see Item 3.02 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2005. In addition, effective November 22, 2005, we sold one additional share of our Class A common stock to Doane Enterprises. This sale was also effected pursuant to a private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.
Dividends
     We did not declare any cash dividends on our common stock in fiscal 2003, 2004 and 2005 (combined) and do not anticipate paying any cash dividends in the foreseeable future. We intend, instead, to retain any future earnings for reinvestment in our business or other corporate purposes. Any future determination as to the payment of dividends will be made at the discretion of our board of directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the board of directors deems relevant.
     Our ability to pay dividends is also restricted by our senior credit facility and the indentures governing our senior notes and senior subordinated notes.
Equity Compensation Plan Information
     Please refer to Item 12 of our 2005 Form 10-K for information concerning securities authorized under our equity compensation plan.
ITEM 6 — Selected Financial Data
     The selected financial data presented below (except for volume of pet food manufactured and sold data) was derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm. The selected data should be read in conjunction with the accompanying audited consolidated financial statements and related notes included herein our 2005 Form 10-K. Our fiscal year ends on the Saturday nearest to the end of December; and therefore, fiscal 2001, 2002, 2003, 2004 and 2005 ended on December 29, 2001, December 28, 2002, January 3, 2004, January 1, 2005 and December 31, 2005, respectively. Fiscal 2001, 2002, 2004 and 2005 were each 52-week years and fiscal 2003 was a 53-week year. Our results of operations, cash flows and other data for fiscal 2005 (combined) include the predecessor period from January 2 through October 23, 2005 and the successor period from October 24 through December 31, 2005. The footnotes below refer to our results for fiscal 2005 (combined) based upon the mathematical addition of the predecessor period and the successor period, and have identified the sum of the results from the two periods as “combined.” This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of required purchase accounting adjustments and the new basis of accounting established as a result of the Acquisition. We believe that this is the most meaningful way to discuss our results. Such results are not always indicative of what the results for fiscal 2005 would have been had the Acquisition not occurred. The tables presented below are in thousands.

	Predecessor					Successor
					Period	Period
					January 2	October 24
					through	through	Combined
					October 23,	December 31,	basis
	2001 (1)(2)	2002	2003	2004	2005	2005	2005
Statement of income data:
Net sales	$895,830	$887,333	$1,013,865	$1,051,241	$795,476	$196,134	$991,610
Cost of goods sold	749,092	701,418	851,578	896,191	654,312	162,208	816,520

Gross profit	146,738	185,915	162,287	155,050	141,164	33,926	175,090
Operating expenses:
Promotion and distribution	58,241	52,445	57,616	56,805	46,230	11,441	57,671
Selling, general and administrative	47,945	48,712	52,015	51,861	41,479	9,702	51,181
Amortization (3)	13,743	4,583	4,989	4,313	3,419	2,348	5,767
Transaction costs (4)	—	1,447	—	333	23,370	—	23,370
Other operating expenses (income), net (5)	8,655	—	7,227	6,645	5,326	(624)	4,702

Income from operations	18,154	78,728	40,440	35,093	21,340	11,059	32,399
Interest expense, net	57,020	62,395	57,494	72,841	61,936	11,137	73,073
Debt extinguishments (6)	—	—	4,438	4,137	—	—	—
Other income, net	(757)	(724)	(1,156)	(1,417)	(752)	(408)	(1,160)

Income (loss) before income taxes	(38,109)	17,057	(20,336)	(40,468)	(39,844)	330	(39,514)
Income tax expense (benefit)	(16,171)	1,786	25,039	5,124	4,094	1,114	5,208

Net income (loss)	$(21,938)	$15,271	$(45,375)	$(45,592)	$(43,938)	$(784)	$(44,722)

	Predecessor					Successor
					Period	Period
					January 2	October 24
					through	through	Combined
					October 23,	December 31,	basis
	2001 (1)(2)	2002	2003	2004	2005	2005	2005
Other data:
Cash flows provided by (used in) operating activities	$(23,936)	$78,773	$55,663	$21,287	$30,410	$6,478	$36,888
Cash flows provided by (used in) investing activities	1,466	(25,902)	(30,185)	(20,054)	(18,516)	(8,981)	(27,497)
Cash flows provided by (used in) financing activities	25,433	(51,731)	(4,572)	(1,829)	(4,504)	(24,904)	(29,408)
Depreciation and amortization	41,430	32,164	37,161	40,356	32,018	9,884	41,902
Capital expenditures (7)	17,316	24,348	28,062	18,856	17,227	8,878	26,105
Volume of pet food manufactured and sold (thousands of U.S tons):
North America	1,626	1,656	1,781	1,588	1,222	324	1,546
Europe	282	258	276	289	236	63	299

	Predecessor end of
					Successor
					end of
	2001 (1)(2)	2002	2003	2004	2005
Balance sheet data:
Working capital (8)	$46,995	$59,215	$41,704	$28,830	$47,651
Total assets	836,545	870,667	885,914	901,906	1,109,338
Total debt (9)	587,823	554,020	574,046	690,184	564,276
Senior Preferred Stock (Redeemable) (9)	65,672	77,550	91,052	—	—
Stockholders’ equity	37,926	58,503	32,549	7,126	301,283

(1)	Results for fiscal 2001 include the results of two divestitures until the dates of sale. We sold our Perham, Minnesota facility, including the Tuffy’s Brand on April 27, 2001, and our Deep Run domestic wet pet food business May 3, 2001.

(2)	Results for fiscal 2001 include $16.9 million of expenses associated with strategic initiatives that commenced in fiscal 2001 and consist of $6.7 million of other operating expenses related to the divestitures and $10.2 million of expenses associated with cost reduction initiatives. The expenses were classified as follows: (1) $0.3 million as a reduction in net sales; (2) $6.6 million as cost of goods sold; (3) $0.9 million as promotion and distribution expenses; (4) $0.4 million as selling, general and administrative expenses; and (5) $2.0 million as other operating expenses.

(3)	As of the beginning of fiscal 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, and

ceased amortization of goodwill and other intangible assets with indefinite lives. Net loss for fiscal 2001, as adjusted to give effect to the adoption of SFAS 142 as of the beginning of fiscal year, would have been $14.3 million.

(4)	Transaction costs of $1.4 million in fiscal 2002 consist of $0.8 million related to our postponed senior note offering and $0.6 million for an abandoned strategic initiative.

Transaction costs of $0.3 million in fiscal 2004 relate to an unconsummated strategic initiative.

Transaction costs of $23.4 million in fiscal 2005 (combined) primarily relate to the Acquisition and consist of transaction fees and expenses of $3.4 million incurred by us and compensation expenses of $20.0 million associated with the payment of transaction bonuses and the settlement of all outstanding stock options in cash.

(5)	Other operating expenses, net, of $8.7 million in fiscal 2001 include a $4.7 million net loss from the divestitures described above, $1.0 million of asset impairments associated with cost reduction initiatives and a U.S. plant closure and $3.0 million of severance for the elimination of corporate positions due to the divestitures and cost reduction initiatives.

Other operating expenses, net, of $7.2 million in fiscal 2003 primarily consist of asset impairments of $5.3 million related to the building and certain equipment of our Vrä, Denmark manufacturing facility in connection with our European restructuring plan and $2.4 million related to the divestiture of our 51% interest in Crona.

Other operating expenses, net, of $6.6 million in fiscal 2004 primarily related to our European restructuring plan and include $3.2 million of severance, $2.5 million of equipment installation costs and $1.3 million for manufacturing inefficiencies. In addition, we had litigation settlements of $0.6 million in fiscal 2004 consisting of $0.6 million of proceeds from an arbitration award and $0.7 million of proceeds from a lawsuit settlement, partially offset by $0.7 million paid by us to a former vendor as settlement costs.

Other operating expenses, net, of $4.7 million in fiscal 2005 (combined) include $6.1 million of asset impairments and $2.7 million of severance costs primarily related to our 2005 cost savings initiatives. In addition, we had favorable litigation settlements of $5.1 million.

(6)	Debt extinguishments of $4.4 million in fiscal 2003 consist of $4.1 million related to our February 2003 refinancing transactions and $0.3 million related to the write-off of a pro-rata portion of unamortized debt issuance costs for an optional prepayment we made on a previous senior credit facility.

Debt extinguishment of $4.1 million in fiscal 2004 relates to the write-off of unamortized debt issuance costs in connection with the November 2004 refinancing of our senior credit facility.

(7)	Capital expenditures exclude payments for acquisitions.

(8)	Working capital has been calculated as current assets less current liabilities, excluding cash and cash equivalents and current maturities of long-term debt.

(9)	Senior Preferred Stock (Redeemable) was reclassified to long-term debt as of the beginning of fiscal 2004 upon adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.
ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the accompanying audited consolidated financial statements and related notes included herein our 2005 Form 10-K. You are also urged to read the sections on forward-looking statements in Item 1 and risk factors in Item 1A for some of the factors that could cause our actual results to differ materially from those contained in any forward-looking statements in this discussion.
     The following discussion and analysis of our results of operations includes periods prior to the acquisition by OTPP of beneficial ownership of substantially all of the outstanding capital stock of Doane Enterprises, as discussed under the heading Fiscal 2005 Year in Review — The Acquisition. Accordingly, the discussion and analysis of historical periods prior to October 24, 2005 does not give effect to the Acquisition.

     We discuss our results of operations and cash flows for fiscal 2005 based upon the mathematical addition of the predecessor period from January 2 through October 23, 2005 and the successor period from October 24 through December 31, 2005. We have identified the sum of the results from the two periods as “combined”. This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of required purchase accounting adjustments and the new basis of accounting established as a result of the Acquisition. We believe that this is the most meaningful way to present our results of operations. Such results are not indicative of what the results for fiscal 2005 would have been had the Acquisition not occurred.
Business Overview
     We are the largest manufacturer of store brand pet food and the second largest manufacturer of dry pet food overall in the United States. We are also a leading manufacturer of store brand pet food in Europe.
     The U.S. pet food industry is approximately a $15 billion industry with a compound annual growth rate of 4.4% from 2001 through 2005. From 2001 to 2005, the U.S. dog and cat population grew from approximately 135 million to 143 million, or 5.9%.
     Recent trends in the U.S. pet food industry include the following:
•	Dry pet food has grown more rapidly than wet pet food. From 2001 to 2005, dry pet food grew at a compound annual growth rate of 4.7% compared to 2.9% for wet pet food.

•	Store brand dry pet food has grown more rapidly than nationally advertised brand dry pet food. From 2001 to 2005, store brand dry pet food grew at a compound annual growth rate of 8.8% compared to 3.7% for nationally advertised brand dry pet food.

•	Sales through mass merchandisers have grown more rapidly than sales through the grocery channel. From 2001 to 2005, pet food sales through mass merchandisers grew at a compound annual growth rate of 9.2%, compared to a decline of 1.3% for the grocery channel. In fiscal 2005, 30% of pet food sales through mass merchandisers were store brands compared to 12% for the grocery channel.

•	Consolidation. Over the past several years, consolidation occurred among pet food producers, including Nestlé S.A.’s 2001 acquisition of Ralston Purina Company in the United States and Mars, Inc.’s 2002 acquisition of Royal Canin S.A. in Europe. On March 2, 2006, Del Monte Foods Company announced that it had entered into an agreement to acquire The Meow Mix Company for $705 million. The Meow Mix business had been sold to private investors in connection with Nestle S.A.’s acquisition of Ralston Purina Company. On March 16, 2006, Del Monte Foods Company announced that it had entered into an agreement to acquire from Kraft Foods Global, Inc. certain pet food assets, including the Milk Bone brand, for $580 million.
     We manufacture pet food, primarily store brands, in the United States and Europe using 25 combined manufacturing and distribution facilities. We manufacture pet food products predominately for dogs and cats, including dry, wet, soft-dry, treats and dog biscuits. We sell to approximately 650 customers around the world and serve many of the top pet food retailers in North America and Europe, including Wal-Mart and its Sam’s Club division. Our net sales to Wal-Mart and its Sam’s Club division accounted for 42%, 43% and 43% of our total net sales for fiscal 2003, 2004 and 2005 (combined), respectively.
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

     Our financial results depend to a large extent on the costs of raw materials, packaging, oil and natural gas and our ability to pass through increases in these costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on raw materials and the potential effect on supply and demand, changes in international demand, trading activity in the commodity markets, as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper and plastic prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in pricing of oil and natural gas, which affects our manufacturing, packaging and freight costs. Our results of operations have been exposed to volatility in the commodity, oil and natural gas markets in the past and may be exposed to such volatility in the future.
     In the event of any increases in raw materials, packaging, oil or natural gas costs, we may be required to seek increased selling prices for our products to avoid margin deterioration. We cannot provide assurances regarding the timing or extent of our ability to implement such price increases or whether any price increases implemented by us may affect future sales volumes with our customers.
     Our sales are moderately seasonal. We normally experience an increase in sales volume during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.
Fiscal 2005 Year in Review
     In fiscal 2005 (combined), our net sales decreased 5.7% to $991.6 million from $1,051.2 million in fiscal 2004. This decrease was primarily due to our domestic cost-sharing arrangements, and the related impact of passing through a portion of our lower commodity costs, and lower domestic sales volume, partially offset by higher European sales volume. Our gross profit increased 12.9%, or $20.0 million, in fiscal 2005 primarily as a result of lower global commodity costs, partially offset by the above factors affecting net sales. Net loss of $44.7 million for fiscal 2005 was affected by the above factors impacting net sales and gross profit as well as by expenses associated with the Acquisition and cost savings initiatives discussed below.
The Acquisition
     On October 24, 2005, pursuant to the Agreement and Plan of Merger dated August 28, 2005, OTPP acquired beneficial ownership of substantially all of the outstanding capital stock of our parent corporation. This transaction, referred to as the Acquisition, was effected by the merger of DPC Newco with and into Doane Enterprises with Doane Enterprises surviving the merger. In connection with the Acquisition, OTPP and our senior management have investments in Doane Enterprises of $306.0 million and $4.7 million, respectively, less equity issuance costs of approximately $7.5 million. Following the Acquisition, Doane Enterprises continues to beneficially own substantially all of our outstanding capital stock.
The Financing Transactions
     In connection with the Acquisition, we effected a series of recapitalization transactions, referred to as the Financing Transactions, and together with the Acquisition, the Transactions, including, among others:
•	the termination and full settlement of our old $230.0 million senior credit facility and the closing of a new $210.0 million senior credit facility;

•	the closing of the private placement of $152.0 million in aggregate principal amount of 10 5/8% senior subordinated notes due 2015 at an original issue discount of 99.2% and the subsequent exchange of these private placement notes for $152.0 million of 10 5/8% senior subordinated notes due 2015 that have been registered with the Securities and Exchange Commission;

•	the redemption of our 9 3/4% senior subordinated notes due 2007 at a price of 100% of the aggregate principal amount of $150.0 million plus accrued and unpaid interest to, but not including, the redemption date of November 22, 2005, which resulted in a total redemption amount of $157.7 million;

•	the redemption of our 14.25% senior preferred stock due 2007 at a purchase price equal to 101% of the liquidation value thereof, which included a 1% change of control premium, plus accrued and unpaid interest to, but not including, the redemption date of November 22, 2005 and resulted in a total redemption amount of $125.2 million; and

•	the repurchase of $2.8 million aggregate principal amount of our 7.25% Ottawa County Finance Authority industrial development revenue bonds at a purchase price equal to 101% of the principal amount thereof, which includes a 1% change of control premium, plus accrued and unpaid interest to, but not including, the repurchase date of December 22, 2005.
     We recognized transaction costs of $22.5 million related to the Acquisition, which were incurred in the predecessor period and recognized as transaction costs in the accompanying consolidated statement of operations for the predecessor period January 2 through October 23, 2005. In addition, we recognized approximately $10.6 million of debt issuance costs related to the Financing Transactions.
Cost Savings Initiatives
     In the fiscal 2005 predecessor period, we announced several initiatives to further reduce our cost structure and to increase operating efficiencies. These initiatives included the closure of three U.S. manufacturing facilities as well as the permanent shutdown of our dry dog and cat food production lines at another manufacturing facility and the reduction of our global corporate salaried workforce. Our fiscal 2005 cost savings initiatives were based upon a number of factors including manufacturing and supply chain costs, as well as our ongoing efforts to optimize operating efficiencies. Our customers for whom we manufactured product out of these closed facilities are now being serviced through our other facilities.
     In connection with our cost savings initiatives, we incurred non-cash asset impairment charges of $6.1 million and severance costs of $2.7 million in fiscal 2005 (combined), and expect to incur future costs of approximately $0.4 million primarily related to the carrying costs of the three closed facilities. We expect our future annualized savings associated with these cost savings initiatives to be in the range of $3.0 million to $3.5 million.
     As part of an ongoing strategy to focus on manufactured products, we also announced in fiscal 2005 that we will discontinue providing distribution services for our non-manufactured products in the United States, which we expect will reduce our future annualized revenues by approximately $50 million. This action will allow for more efficient distribution of our manufactured products and an increased focus on higher margin, value-added business such that we do not expect the impact on our income from operations to be material. We completed this transition in the first quarter of fiscal 2006.
Results of Operations
     Our fiscal year ends on the Saturday nearest to the end of December and, therefore, fiscal 2003, 2004 and 2005 ended on January 3, 2004, January 1, 2005 and December 31, 2005, respectively. Fiscal 2004 and 2005 were each 52-week years and fiscal 2003 was a 53-week year.
     We have foreign currency exposure relating to our business transactions in currencies other than the U.S. dollar. In addition, the timing and extent of foreign currency exchange rate fluctuations may have a material impact on our operations due to the translations of the financials statements of our foreign subsidiaries. Although our functional currencies other than the U.S. dollar include the Euro, Danish Krona and British Pound Sterling, the Euro to U.S. dollar exchange rate approximates the impact of movements in our individual functional foreign currency exchange rates. For the purpose of analyzing our results of operations, the average Euro to U.S. dollar exchange rates for fiscal 2003, 2004 and 2005 (combined) were 1.128, 1.242 and 1.244, respectively. For the purpose of analyzing our financial position, the Euro to U.S. dollar exchange rates as of the end of fiscal 2004 and 2005 were 1.360 and, 1.184, respectively.

     Statement of operations data. The following tables, of which the first table shows the mathematical addition of the predecessor period and successor period results of operations for fiscal 2005, set forth our statement of operations derived from the accompanying audited consolidated financial statements included herein and expressed as a percentage of net sales for the fiscal years indicated (in thousands, except percentages):

	Predecessor period		Successor period
	January 2 through October		October 24 through December
	23, 2005		31, 2005		Combined basis 2005
Net sales	$795,476	100.0%	$196,134	100.0%	$991,610	100.0%
Cost of goods sold:
Commodities	370,271	46.5	87,934	44.8	458,205	46.2
Other	284,041	35.7	74,274	37.9	358,315	36.1

Total cost of goods sold	654,312	82.2	162,208	82.7	816,520	82.3

Gross profit	141,164	17.8	33,926	17.3	175,090	17.7
Operating expenses:
Promotion and distribution	46,230	5.8	11,441	5.8	57,671	5.8
Selling, general and administrative	41,479	5.2	9,702	4.9	51,181	5.2
Amortization	3,419	0.4	2,348	1.2	5,767	0.6
Transaction costs	23,370	2.9	—	—	23,370	2.3
Other operating expenses (income), net	5,326	0.7	(624)	(0.3)	4,702	0.5

Income from operations	21,340	2.8	11,059	5.7	32,399	3.3
Interest expense, net	61,936	7.8	11,137	5.7	73,073	7.4
Other income, net	(752)	(0.1)	(408)	(0.2)	(1,160)	(0.1)

Income (loss) before income taxes	(39,844)	(4.9)	330	(0.2)	(39,514)	(4.0)
Income tax expense	4,094	0.5	1,114	0.6	5,208	0.5

Net loss	$(43,938)	(5.4)%	$(784)	(0.4)%	$(44,722)	(4.5)%

	2003		2004		Combined basis 2005
Net sales	$1,013,865	100.0%	$1,051,241	100.0%	$991,610	100.0%
Cost of goods sold:
Commodities	494,302	48.8	531,980	50.6	458,205	46.2
Other	357,276	35.2	364,211	34.7	358,315	36.1

Total cost of goods sold	851,578	84.0	896,191	85.3	816,520	82.3

Gross profit	162,287	16.0	155,050	14.7	175,090	17.7
Operating expenses:
Promotion and distribution	57,616	5.7	56,805	5.4	57,671	5.8
Selling, general and administrative	52,015	5.1	51,861	4.9	51,181	5.2
Amortization	4,989	0.5	4,313	0.4	5,767	0.6
Transaction costs	—	—	333	—	23,370	2.3
Other operating expenses, net	7,227	0.7	6,645	0.7	4,702	0.5

Income from operations	40,440	4.0	35,093	3.3	32,399	3.3
Interest expense, net	57,494	5.7	72,841	6.8	73,073	7.4
Debt extinguishments	4,438	0.4	4,137	0.4	—	—
Other income, net	(1,156)	(0.1)	(1,417)	(0.1)	(1,160)	(0.1)

Loss before income taxes	(20,336)	(2.0)	(40,468)	(3.8)	(39,514)	(4.0)
Income tax expense	25,039	2.5	5,124	0.5	5,208	0.5

Net loss	$(45,375)	(4.5)%	$(45,592)	(4.3)%	$(44,722)	(4.5)%

Fiscal 2005 (Combined) Compared to Fiscal 2004
     Net sales. Net sales for fiscal 2005 (combined) decreased 5.7%, or $59.6 million, to $991.6 million from $1,051.2 million in fiscal 2004. The decrease in our net sales was primarily due to our domestic cost-sharing arrangements, and the related impact of passing through a portion of our lower U.S. commodity costs to certain customers. In addition, net sales decreased due to lower domestic sales volume, partially offset by higher European sales volume.
     Gross profit. Gross profit for fiscal 2005 (combined) increased 12.9%, or $20.0 million, to $175.1 million from $155.1 million in fiscal 2004. This increase was primarily due to lower global commodity costs, which decreased as a percentage of net sales to 46.2% for fiscal 2005 from 50.6% in fiscal 2004, partially offset by the above factors affecting our net sales. Other cost of goods sold as a percentage of net sales increased to 36.1% for fiscal 2005 (combined) from 34.7% in fiscal 2004 primarily related to increased global packaging costs due to higher oil and steel prices and the $1.8 million expense associated with the fair value adjustment to finished goods inventory related to the Acquisition, partially offset by increased manufacturing efficiencies primarily related to our fiscal 2004 European restructuring. In addition, we had a $2.8 million unfavorable period-over-period change related to the volatility of commodity prices combined with the fair value accounting for our commodity derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133.
     Promotion and distribution. Promotion and distribution expenses for fiscal 2005 (combined) increased 1.5% to $57.7 million from $56.8 million in fiscal 2004. As a percentage of net sales, those costs increased to 5.8% for fiscal 2005 (combined) from 5.4% in fiscal 2004 resulting from both the impact of rising gasoline prices on our freight costs and resumed shipments to Mexico.
     Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 2005 (combined) decreased 1.3%, or $0.7 million, to $51.2 million from $51.9 million primarily due to cost savings achieved from our fiscal 2005 domestic restructuring activities and our fiscal 2004 European restructuring activities.
     Transaction costs. Transaction costs of $23.4 million for fiscal 2005 (combined) primarily relate to the Acquisition and consist of fees and expenses of $3.4 million and compensation expenses of $20.0 million associated with the payment of transaction bonuses and the settlement of all outstanding stock options of our parent corporation in cash. Fiscal 2004 transaction costs consist of $0.3 million related to an unconsummated strategic initiative.
     Other operating expenses, net. Other operating expenses, net, of $4.7 million in fiscal 2005 (combined) include $6.1 million of asset impairments and $2.7 million of severance costs primarily related to the closure of three U.S. manufacturing facilities, the permanent shutdown of our dry dog and cat food production lines at another production facility and the reduction of our global corporate salaried workforce. In addition, the Company had $5.1 million of favorable litigation settlements. Other operating expenses, net, of $6.6 million in fiscal 2004 primarily relate to our European restructuring plan and include $3.2 million of severance, $2.5 million of equipment installation costs and $1.3 million for manufacturing inefficiencies. In fiscal 2004, we also had litigation settlements of $0.6 million, consisting of $0.6 million of proceeds from an arbitration award and $0.7 million of proceeds from a favorable lawsuit settlement, partially offset by $0.7 million paid by us to a former vendor as settlement costs.
     Interest expense, net. Interest expense, net, for fiscal 2005 (combined) of $73.1 million was consistent with fiscal 2004 interest expense, net, of $72.8 million, but consisted of offsetting factors. We had interest expense on both our new and old senior subordinated notes from the issuance date of the new 10 5/8% senior subordinated notes on October 24, 2005 through the redemption date of the old 9 3/4% senior subordinated notes on November 22, 2005. This additional interest expense was offset by a reduction in interest expense due to the redemption of our senior preferred stock on November 22, 2005.
     Debt extinguishments. Debt extinguishments of $4.1 million in fiscal 2004 related to the write-off of unamortized debt issuance costs in connection with the November 2004 refinancing of our senior credit facility.

     Income tax expense. We recognized income tax expense of $5.2 million in fiscal 2005 (combined) and $5.1 million in fiscal 2004. The overall effective tax rate for both periods differs from the expected U.S. federal income tax rate of 35% due to U.S. state and local and foreign income taxes; the non-tax deductibility of dividends on the senior preferred stock; and changes in the valuation allowances against our deferred tax assets that are not considered recoverable through known reversals of deferred tax liabilities.
Fiscal 2004 Compared to Fiscal 2003
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
     Other operating expenses. Other operating expenses of $7.2 million in fiscal 2003 primarily consist of asset impairments of $5.3 million related to the building and certain equipment of our manufacturing facility in Vrä, Denmark in connection with our European restructuring plan and $2.4 million related to the divestiture of our 51% interest in Crona. See fiscal 2004 operating expenses described above in the section on fiscal 2005 (combined) compared to fiscal 2004.
     Interest expense, net. Interest expense in fiscal 2004 increased 26.7% to $72.8 million from $57.5 million in fiscal 2003. Excluding the foreign currency exchange rate impact and the 53rd week, interest expense increased 28.8%, or $16.2 million primarily due to $15.4 million of accretion and dividends in fiscal 2004 relating to our senior preferred stock.
     Debt extinguishments. Debt extinguishments of $4.4 million in 2003 consisted of $4.1 million related to our February 2003 refinancing transactions and $0.3 million related to the write-off of a pro-rata portion of unamortized debt issuance costs for an optional prepayment we made on a previous senior credit facility. See fiscal 2004 debt extinguishments described above in the section on fiscal 2005 (combined) compared to fiscal 2004.
     Income tax expense. We recognized income tax expense of $5.1 million in fiscal 2004 compared to $25.0 million in fiscal 2003. We recognized increases in the valuation allowance against deferred tax assets of $15.8 million in fiscal 2004 and $39.0 million in fiscal 2003. The overall effective tax rate in these periods differs from the expected U.S. federal income tax rate of 35% due to U.S. state and local and foreign income taxes; the non-tax deductibility of dividends on the senior preferred stock; and changes in the valuation allowances against our deferred tax assets that are not considered recoverable through known reversals of deferred tax liabilities.

Liquidity and Capital Resources
General
     We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and the issuance of other indebtedness.
Financial Covenant Compliance
     One of our major risks is our ability to finance our cash requirements for debt service under our senior credit facility and our other indebtedness and to comply with the financial covenants under our senior credit facility. Our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial tests which, if violated, could place us in default, and our lenders could then accelerate our debt and prohibit us from borrowing additional funds from this facility to meet our liquidity needs.
     Our ability to meet the financial ratios and tests required under our senior credit facility can be affected by events beyond our control, such as prevailing economic, financial or industry conditions. The occurrence of any adverse event may prevent us from meeting these financial ratios and tests. We have experienced difficulty in the past satisfying the financial covenants in our previous senior credit facilities and negotiated amendments and obtained waivers from our previous lenders for fiscal 2000, 2001 and 2003 due to covenant non-compliance. If we violate the covenants under our senior credit facility and are unable to either negotiate amendments or obtain waivers from our current lenders, we could be in default under our senior credit facility and permit a majority of the lenders to accelerate the outstanding debt under our senior credit facility, terminate our revolving credit commitment and seize the cash in our operating accounts. Such acceleration would result in cross-defaults under our senior notes and senior subordinated notes. In that event, we may not have sufficient liquidity to make interest and required principal payments on our debt and for operational and capital requirements. We were in compliance with the financial covenants in our senior credit facility as of the end of fiscal 2005.
Cash Flows
     The following discussion is based on the cash flow activity derived from our accompanying audited consolidated statements of cash flows included herein. As discussed above, the cash flow activity for fiscal 2005 (combined) is based on the mathematical addition of the predecessor period and the successor period, and is not indicative of what the cash flow activity for fiscal 2005 would have been had the Acquisition not occurred.
     Net cash provided by our operating activities in fiscal 2003, 2004 and 2005 (combined) was $55.7 million, $21.3 million and $36.9 million, respectively. Operating cash flows in fiscal 2004 were lower than fiscal 2003 primarily due to unusually favorable payment terms with certain customers in fiscal 2003. In fiscal 2005 (combined), our earnings were higher as a result of lower global commodity costs, partially offset by the related pass-through impact of the Company’s domestic cost-sharing arrangements.
     Net cash used in our investing activities in fiscal 2003, 2004 and 2005 (combined) was $30.2 million, $20.1 million and $27.5 million, respectively. Capital expenditures in these years were $28.1 million, $18.9 million and $26.1 million, respectively. Capital expenditures in fiscal 2003 were higher than fiscal 2004 primarily due to our manufacturing facility expansion in Carat, Austria. In fiscal 2005 (combined), the Company had higher capital expenditures compared to fiscal 2004 due to increased spending on process improvements and cost savings projects.
     Net cash used in our financing activities in fiscal 2003, 2004 and 2005 (combined) was $4.6 million, $1.8 million and $29.4 million, respectively. In fiscal 2003, we issued our senior notes and used the proceeds to repay a portion of our senior credit facility and to repay the shareholder loan in full, including accrued interest. We also paid transaction fees and expenses associated with our senior note offering and concurrent amendments to our senior credit facility. In addition, we made an optional prepayment on our senior credit facility in fiscal 2003. In fiscal 2004, we refinanced our senior credit facility as well as certain debt in Europe repaying in full each of the previous facilities. We also paid transaction fees and expenses associated with a first quarter 2004 amendment to our senior credit facility and the November 2004 refinancing of our senior credit facility. In fiscal 2005 (combined), we completed the Transactions described above in the Fiscal 2005 Year in Review section and paid Transaction costs relating to the Acquisition and debt issuance costs for our new senior credit facility and the issuance of our 10 5/8% senior subordinated notes.
Liquidity
     We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt.
     As of the end of fiscal 2005, our principal sources of liquidity consisted of working capital of $47.7 million, excluding cash and cash equivalents of $8.2 million and current maturities of long-term debt of $3.2 million. We also had $45.5 million of availability out of total availability of $50.0 million under our revolving credit facility, net of $4.5 million of issued and undrawn letters of credit.
     In connection with the Acquisition, which closed on October 24, 2005, we completed a series of Financing Transactions that included, among others, closing our new senior credit facility and issuing the 10 5/8% senior subordinated notes. As of the end of fiscal 2005, we had $564.3 million of outstanding indebtedness in comparison to $690.2 million of outstanding indebtedness at the end of fiscal 2004.
     Our ability to incur additional indebtedness is limited by our senior credit facility, including compliance with the financial covenants therein, and by the indentures governing our senior notes and senior subordinated notes. Our principal sources of liquidity are cash flows from our business and future borrowings under our $50.0 million multi-currency revolving credit facility. We believe that these sources of liquidity will be sufficient in the near term to enable us to make required interest and principal payments on our debt and to provide us with the necessary liquidity for operational and capital requirements in our current operating environment.
     We believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to meet our maintenance capital expenditure requirements and at the same time fund any facility expansions, cost reduction initiatives and customer requirements for fiscal 2006. We anticipate that our capital expenditures for fiscal 2006 will approximate $27 million to $30 million, with approximately $10 million to $12 million required to maintain our current business and the remainder available for any facility expansions, cost reduction initiatives and customer requirements.
     Any future acquisitions, joint ventures or similar transactions will likely require additional capital and we may not have such capital available to us on commercially reasonable terms, on terms acceptable to us, or at all. Our business may not generate sufficient cash flows or future borrowings may not be available in an amount sufficient to enable us to make required interest and principal payments on our indebtedness, including our senior credit facility, senior notes, and senior subordinated notes or to fund our other liquidity needs. In addition, our business may not generate sufficient operating results and cash flows to allow us to comply with the financial covenants in our senior credit facility. In the event of default under our senior credit facility, absent an amendment or a waiver from the lenders, a majority of our lenders could accelerate outstanding indebtedness under the senior credit facility, terminate our revolving credit facility and seize the cash in our operating accounts. In that event, we may not have sufficient liquidity to make required interest and principal payments on our debt or to fund operational and capital requirements.
Debt
     Our long-term debt as of the end of fiscal 2004 and 2005 follows (in thousands):

	Predecessor	Successor
	end of 2004	end of 2005
Revolving credit facility	$—	$—
U.S. dollar term loan facility	—	104,737
Euro term facility	—	54,481
Old term loan facility	194,513	—
10 3/4% senior notes	211,144	231,493
10 5/8% senior subordinated notes	—	150,843
9 3/4% senior subordinated notes	149,147	—
Industrial development revenue bonds	14,493	11,754
Debt of foreign subsidiaries	14,466	10,968

	583,763	564,276
Less: Current maturities	(3,673)	(3,158)

	580,090	561,118
Senior preferred stock	106,421	—

Total	$686,511	$561,118

New Senior Credit Facility
     In connection with the closing of the Acquisition on October 24, 2005, we entered into a new senior credit facility with a syndicate of banks and other institutional investors, as lenders, and Lehman Commercial Paper Inc., as administrative agent.
     The following is a summary of certain of the provisions of our new senior credit facility:
     The facilities. The new senior credit facility provides for total commitments of $210.0 million, including a $55.0 million U.S. dollar equivalent term loan facility denominated in Euros (the Euro term loan facility), a $105.0 million U.S. dollar term loan facility and a $50.0 million multi-currency revolving credit facility with a $15.0 million sub-limit for Euro-denominated revolving credit loans.
     Interest. All borrowings denominated in U.S. dollars under the new senior credit facility bear interest, at our option, at a rate per annum equal to an applicable margin, plus (i) the higher of (x) the prime rate or (y) the federal funds effective rate, plus one half percent (0.50%) per annum or (ii) the Eurodollar rate. All borrowings denominated in Euros bear interest at a rate per annum equal to the EURIBOR rate plus an applicable margin. In addition to paying interest on outstanding principal under the new senior credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum.
     Maturities. The new revolving credit facility matures on October 24, 2010 and the new term loan facilities mature on October 24, 2012, except that all facilities terminate 91 days prior to the maturity of the senior notes, unless the senior notes are redeemed or refinanced.
     Prepayments. We are required to repay amounts borrowed under the new term loan facilities in quarterly installments of 0.25% of the aggregate principal amount borrowed on October 24, 2005 for the first six years and nine months after the closing date with the remainder payable at maturity. The loans under our new senior credit facility may be prepaid and commitments may be reduced. Optional prepayments of the term loan facilities may not be reborrowed.
     Subject to certain exceptions, the new senior credit facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, 50% of the net proceeds from equity offerings and 75% of excess cash flow for each fiscal year (reducing to 50% based on performance levels agreed upon) must be used to pay down outstanding borrowings.

     Guarantees; collateral. The obligations under the new senior credit facility are guaranteed by our parent corporation and by each of our domestic restricted subsidiaries. In addition, the new senior credit facility is secured by first priority perfected security interest in substantially all of our existing and future material assets and the existing and future material assets of our subsidiary guarantors, except that only up to 65% of the capital stock of our first-tier foreign subsidiaries is pledged in favor of the lenders under the new senior credit facility.
     Covenants. The new senior credit facility contains customary covenants, including maximum consolidated senior secured leverage and maximum capital expenditure requirements, and certain other limitations on our and certain of our subsidiaries’ ability to engage in certain activities.
10 5/8% Senior Subordinated Notes
     On October 24, 2005, we closed a private placement of $152.0 million in aggregate principal amount of new 10 5/8% senior subordinated notes. These senior subordinated notes were subsequently exchanged for new notes with identical terms of the private placement notes, except that the new notes are registered under the Securities Act of 1933 and do not contain registration rights, provisions for additional interest or restrictions on transfer. The 10 5/8% senior subordinated notes were issued at a discount of 99.2% of par, resulting in gross proceeds of $150.8 million.
     The 10 5/8% senior subordinated notes mature on November 15, 2015, with interest payable semiannually in arrears on May 15 and November 15 of each year, commencing on May 15, 2006. The senior subordinated notes are general unsecured senior subordinated obligations, expressly subordinated in right of payment to all of our existing and future senior indebtedness, including debt under our senior credit facility and senior notes. The senior subordinated notes are effectively subordinated to any of our secured indebtedness to the extent of the value of the collateral, and are structurally subordinated to all liabilities, including trade payables, of each of our subsidiaries that is not a guarantor of the senior subordinated notes. Our senior subordinated notes are unconditionally guaranteed on an unsecured senior subordinated basis by DPC Investment Corp., Doane/Windy Hill Joint Venture L.L.C. and Doane Management Corp., representing each of our domestic restricted subsidiaries as of the issuance date of the senior subordinated notes, and may be guaranteed by additional domestic restricted subsidiaries in the future.
Use of Proceeds From the Transactions
     In connection with the Transactions, OTPP and our senior management have investments in Doane Enterprises of $306.0 million and $4.7 million, respectively, less equity issuance costs of approximately $7.5 million. In addition, we received cash proceeds from the new senior credit facility and the 10 5/8% senior subordinated notes of $160.0 million and $150.8 million, respectively. The equity investments and cash proceeds were allocated to purchase the outstanding common stock of our parent corporation, repay our old senior credit facility, redeem our 9 3/4% senior subordinated notes and senior preferred stock, pay all accrued interest associated with all of our indebtedness through the closing of the Acquisition on October 24, 2005, and pay transaction fees and expenses. We did not receive any proceeds from the issuance of the 10 5/8% senior subordinated notes in the exchange offer.
Long-Term Debt Maturities
     A summary of the annual maturities of our long-term debt as of the end of fiscal 2005 follows (in thousands):

Maturities by year
2006	$3,158
2007	3,360
2008	3,504
2009	3,623
2010	235,209
2011 and thereafter	315,422

Total	$564,276

Contractual Obligations
     A summary of the maturities of our contractual obligations and other commercial obligations as of the end of fiscal 2005 follows (in thousands):

	Payments due by period
				2011 and
	2006	2007-2008	2009-2010	thereafter	Total
Contractual obligations:
Long-term debt	$3,158	$6,864	$238,832	$315,422	$564,276
Operating leases	3,770	6,264	2,631	2,706	15,371

Total	$6,928	$13,128	$241,463	$318,128	$579,647

	Payments due by period
				2011 and
	2006	2007-2008	2009-2010	thereafter	Total
Other commerical obligations:
Standby letters of credit	$4,521	$—	$—	$—	$4,521

Commitments and Contingencies
     We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements; however, these requirements may change in the future, which may cause us to incur material costs to comply with these requirements or in connection with the effect of these matters on our business.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Inflation and Changes in Prices
     Our financial results depend to a large extent on the costs of raw materials, packaging, oil and natural gas, and our ability to pass through increases in these costs to our customers using price increases or our cost-sharing arrangements. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand, changes in international demand, trading activity in the commodity markets, as well as weather conditions during the growing and harvesting seasons. Our costs for packaging materials are affected by fluctuations in paper, steel and oil prices, resulting from changes in supply and demand, general economic conditions and other factors. In addition, our manufacturing costs are affected by changes in natural gas prices and our freight costs are affected by changes in gasoline prices. Our results of operations have been exposed to volatility in the commodity and natural gas markets in the past. We have cost-sharing arrangements with certain of our domestic customers to reduce the impact of volatile commodity costs; however, these arrangements only reduce our exposure to such volatility and are subject to change.
     In the event of any increases in raw materials, packaging, natural gas and freight costs, we may be required to seek increased selling prices for our products to avoid margin deterioration. We cannot provide any assurances as to the timing or extent of our ability to implement future selling price increases in the event of increased raw materials, packaging, natural gas or freight costs or of whether any selling price increases implemented by us may affect future sales volumes to our customers.
Critical Accounting Policies
     Accounts receivable allowances. As of the end of fiscal 2004 and 2005, our gross accounts receivable were $116.3 million and $107.9 million, respectively. We had allowances for doubtful accounts and outstanding deductions with customers of $2.7 million and $1.8 million as of the end of the fiscal 2004 and 2005, respectively. We estimate our allowances by applying a recovery percentage based on historical collection experience. We accrue additional allowances based on a specific identification review for amounts deemed to be at risk. Receivables are written off against the allowances at the point in which an amount is deemed uncollectible by us. We may revise our allowances against accounts receivable as we receive more information or as we assess other factors impacting the realizability of our accounts receivable.
     Inventories allowances. As of the end of fiscal 2004 and 2005, our gross inventories were $71.2 million and $67.6 million, respectively. We had allowances of $2.9 million and $2.4 million, primarily for obsolete and slow-moving packaging inventories, as of the end of fiscal 2004 and 2005, respectively. We estimate our allowances against inventories based on a specific identification review of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. In addition, we estimate our slow-moving inventory allowance by applying a historical write off percentage to aged inventory balances. We may revise our allowance against inventories as we receive more information or as we assess other factors impacting the realizability of our inventories.
     Deferred tax assets. As of the end of fiscal 2004 and 2005, our U.S. federal net operating loss, or NOL, carryforwards were $142.2 million and $181.8 million, respectively, and our foreign NOL carryforwards were $22.6 million and $59.6 million, respectively. Our gross deferred tax assets, including U.S. federal and state and foreign NOL carryforwards, were $79.0 million and $110.5 million as of the end of fiscal 2004 and 2005, respectively, and our gross deferred tax liabilities were $54.8 million and $187.1 million, respectively.
     We have concluded that it is more likely than not that we will not generate sufficient future taxable income to realize our deferred tax assets and that a valuation allowance is necessary. Our consolidated valuation allowance was $55.4 million and $16.8 million as of the end of fiscal 2004 and 2005, respectively. During fiscal 2004, we increased the valuation allowance against our U.S. federal and state deferred tax assets and foreign deferred tax assets by $15.8 million and decreased it by $38.7 million in fiscal 2005 (combined), primarily as a result of the Acquisition and the allocation of the purchase price. We currently expect that future years’ deferred income tax expense (benefit) will include deferred tax expense approximating the growth in our deferred tax liabilities related to the amortization of goodwill for income tax purposes.
     Goodwill and intangible assets. As of the end of fiscal 2004 and 2005, our goodwill and intangible assets were $405.8 million and $608.5 million, respectively. In connection with the Acquisition, we recorded goodwill and other identifiable intangible assets of $321.2 million and $286.0 million, respectively. Our other identifiable intangible assets consist of customer relationships, the fair value of which was determined based upon an independent third party appraisal. We have segregated these customer relationships into two classifications based upon an assessment of the expected lifespan of these assets.
     We test the carrying value of our goodwill and customer relationship with an indefinite life for impairment annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions, if available. If the estimated fair value of goodwill and the customer relationship intangible asset of either our domestic or European reporting unit is less than the carrying value, an impairment loss will be recognized. The Company did not perform an annual impairment test in the fourth quarter of fiscal 2005, using the methodology described above, because it met the criteria under SFAS 141, which permits us to carryforward our most recent fair value determination, which was completed in connection with the Acquisition. As a result, we concluded that no impairment was evident in fiscal 2005.
     We also review other long-lived assets, including the intangible asset for the remainder of our customer relationships with estimable useful lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These assets are measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. An impairment loss would be recognized to the extent that the carrying amount of an asset exceeds its fair value. We have concluded that no known events or circumstances exist since the Acquisition date of October 24, 2005 through the end of fiscal 2005 that would indicate an impairment test is necessary.
Recently Issued Accounting Pronouncements
     See Note 2 to our accompanying audited consolidated financial statements included herein for a description of recent accounting pronouncements and the expected dates of adoption, if applicable, and the potential impact on our consolidated results of operations and financial condition.
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
     As of the end of fiscal 2005, we had open commodity contracts with a fair value gain of $1.8 million. Based upon an analysis we completed as of the end of fiscal 2005 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $0.9 million.
     Interest rate risk. We are exposed to market risk related to changes in interest rates. We have in the past and may in the future enter into interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our floating rate debt, which was $159.2 million as of the end of fiscal 2005. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. At the end of fiscal 2005, we had no outstanding interest rate swap or cap contracts.

     Our results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase in the interest rates on our floating rate debt as of the end of fiscal 2005, interest expense would have increased by approximately $1.6 million for fiscal 2005. Such a change would have also resulted in a decrease of approximately $16.7 million in the fair value of our fixed rate debt as of the end of fiscal 2005. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and the possible adverse effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.
     Foreign currency exchange risk. We have foreign currency exposure relating to the translation of the financial statements of our foreign operations into U.S. dollars. Our functional currencies, other than the U.S. dollar, include the Euro, Danish Krona and British Pound Sterling. The cumulative translation adjustment for the net investment in our European operations is recognized in accumulated other comprehensive income in our financial statements. In addition, we have designated our Euro term loan facility as a hedge against a portion of our foreign currency exposure related to the net investment in our foreign operations. For fiscal 2005, we had a cumulative translation net loss of $1.0 million, which consists of a cumulative loss of $1.4 million for the translation of the financial statements of our foreign operations into U.S. dollars, partially offset by a cumulative translation gain of $0.4 million for the translation of our outstanding Euro term loan facility and payments thereon to U.S. dollars as of the end of and for fiscal 2005. We also periodically enter into foreign currency options and forward contracts to seek to manage our exposure to exchange rate fluctuations on foreign currency translations. As of the end of fiscal 2005, we had open foreign currency contracts related to foreign currency translations with a fair value of $0.5 million.
     We also have foreign currency exposure, to a lesser extent, relating to transacting business in countries with foreign currencies other than our functional currencies. From time to time, we may enter into foreign currency options or forward contracts for the purchase or sale of a foreign currency to mitigate the risk from foreign currency exchange rate fluctuations in those transactions and translations. We had no open foreign currency contracts related to foreign currency transactions at the end of fiscal 2005.
ITEM 8 — Financial Statements and Supplementary Data
     Reference is made to the information beginning on page F-1, which is filed as a part of our 2005 Form 10-K.
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
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we performed an evaluation of the design and operation of our disclosure controls and procedures in effect as of the end of fiscal 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of fiscal 2005, such disclosure controls and procedures were effective to ensure that material information relating to the company, including our consolidated subsidiaries, was accumulated and communicated to our management and made known to our chief executive officer and chief financial officer.

     Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B — Other Information
     Supplemental Executive Retirement Plan. On March 27, 2006, we modified our supplemental retirement benefits for management by adopting a Supplemental Executive Retirement Plan, which we refer to as the SERP. The SERP will provide additional retirement benefits to certain of our and our affiliates’ employees. Our Named Executive Officers have been named as participants under the SERP, replacing their individual Non-Qualified Salary Continuation Agreements.
     Pursuant to the terms of the SERP, if a participant remains employed with us or our affiliates until age 65, then, upon termination of employment, the participant will be entitled to receive a monthly pension benefit payable for the remainder of the participant’s lifetime as determined by the terms of the SERP. Assuming the Named Executive Officers remain employed by us or our affiliates until age 65 and then retire and receive their benefits under the SERP in the form of a life annuity, they will receive the following monthly payments for the remainder of their lives: Mr. Cahill — $79,150; Mr. Woodlief — $18,608; Mr. Horton — $33,100; Mr. Meyers — $30,667; and Mr. Koch — $14,958. For more information about the SERP, please see Item 11 — Executive Compensation — Other Compensatory Arrangements.
     Annual Target Bonuses for Executive Officers. On March 27, 2006, our board of directors approved increases in the annual target bonuses for Joseph J. Meyers, Vice President, Supply Chain, Quality and Chief Information Officer and Kenneth H. Koch, Vice President, Doane Europe. The annual bonuses for our executive officers is calculated by multiplying their respective target bonus amounts times a factor determined according to the achievement of a company performance incentive target. For 2006, the target bonus for Mr. Meyers and Mr. Koch is 75% of their annual base salary amounts, which are $250,000 each.
PART III
ITEM 10 — Directors and Executive Officers of the Registrant
     The following table identifies the names, ages and titles of the directors and executive officers of Doane Enterprises. Each of the members of the board of directors of Doane Enterprises named below also serves on the board of directors of Doane. Officers serve at the discretion of the boards of directors.

Name	Age	Position
Douglas J. Cahill (1)	46	Chief Executive Officer, President and Director
Philip K. Woodlief (1)	52	Vice President, Finance and Chief Financial Officer
David L. Horton	45	Vice President and General Manager, North American Operations
Joseph J. Meyers	44	Vice President, Supply Chain, Quality and Chief Information Officer
Richard A. Hannasch	52	Vice President, Co-Manufacturing and Specialty
Kenneth H. Koch	50	Vice President, Doane Europe
Dean G. Metcalf	50	Chairman of the Board
Terry R. Peets	61	Director
Glen Silvestri	34	Director

(1)	These executive officers hold the same positions at Doane and Doane Enterprises

     Set forth below is a brief description of the business experience of the directors and executive officers of Doane and Doane Enterprises. Each of the directors of Doane Enterprises will be elected to serve a three-year term. The directors of Doane are elected at each annual meeting to serve for the ensuing year.
     Douglas J. Cahill became Chief Executive Officer of Doane and Doane Enterprises in July 1998 and served as President of Doane and Doane Enterprises from January 1998 to July 1998 and Chief Operating Officer of Doane and Doane Enterprises from September 1997 to January 1998. He has been a director of Doane and Doane Enterprises since December 1998 and served as the Chairman of the Pet Food Institute from 2003 to 2005. Prior to joining us, Mr. Cahill served as President of Olin Corporation’s Winchester Division, Corporate Vice President of Olin Corporation and held various other positions with Olin Corporation from July 1984 through September 1997.
     Philip K. Woodlief became Vice President, Finance and Chief Financial Officer of Doane and Doane Enterprises in June 2000 and served as Vice President, Finance for Doane from February 1999 to June 2000. From April 1997 to May 1998, Mr. Woodlief was Vice President and Corporate Controller of Insilco Corporation, a diversified consumer and industrial products manufacturing company, and served as Corporate Controller of Insilco from January 1989 to April 1997.
     David L. Horton became Vice President and General Manager of North American Operations in June 2001 and served as Vice President, Manufacturing, Engineering, and Quality from August 1999 to June 2001, Vice President Manufacturing and Engineering from January 1999 to August 1999 and Vice President, Fulfillment from December 1997 to January 1999. Mr. Horton joined Doane in December 1997. Prior to joining us, Mr. Horton served as Vice President of Manufacturing and Engineering for Olin Corporation’s Winchester Division and held various other positions with Olin Corporation from January 1984 to November 1997.
     Joseph J. Meyers began serving as Vice President Supply Chain, Quality in June 2001 and previously served as Vice President, Fulfillment from August 1999 to June 2001. Mr. Meyers joined Doane as our Chief Information Officer in August 1998 and has continued in such role to the present. Prior to joining us, Mr. Meyers held various information technology positions at Realtime Consulting, PricewaterhouseCoopers LLP and Olin Corporation from 1992 to 1998.
     Richard A. Hannasch began serving as Vice President, Co-Manufacturing and Specialty in March 2000 and previously served as Vice President, Business Integration from August 1999 to March 2000, Vice President, Fulfillment from January 1999 to August 1999, Vice President, Strategic Planning from June 1998 to January 1999 and Vice President, Marketing from November 1997 to January 1999. Mr. Hannasch joined Doane in October 1996. Prior to joining us, Mr. Hannasch served as Director, Business Development for Ralston Purina Company’s International Division and held various other positions at Ralston Purina Company from December 1978 to October 1996.
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
     Dean G. Metcalf began serving as Chairman of the Board of Doane and Doane Enterprises in October 2005. Mr. Metcalf is a Vice President at Teachers’ Private Capital, the private equity arm of OTPP, which manages over $4 billion in private equity capital. Mr. Metcalf joined OTPP in 1991. Previously, he worked in commercial and corporate lending for several years and, in particular, provided acquisition financing for mid-market buyouts. Mr. Metcalf received a BA and MBA from York University. He is a director of Shoppers Drug Mart Corporation, Worldspan, L.P., Maple Leaf Sports and Entertainment and Yellow Pages Group.
     Terry R. Peets became a director of Doane and Doane Enterprises in October 2001 and served until the closing of the Acquisition on October 24, 2005. He again became a director of Doane and Doane Enterprises on February 10, 2006. Mr. Peets is a consultant to JPMorgan Partners, LLC. Over the past 25 years, Mr. Peets has served as Executive Vice President of Vons Grocery Company, Executive Vice President of Ralph’s Grocery Company, and President and CEO of PIA Merchandising, Inc. He has an M.B.A. with distinction from the Graduate School of Management at Pepperdine University. He currently serves as the Chairman of the Board and a director of World Kitchens, Inc., Vice Chairman of the City of Hope and is a director of Pinnacle Food Corporation, Ruiz Foods Inc. and Berry Plastics Corporation.
     Glen Silvestri began serving as a director of Doane and Doane Enterprises in October 2005. Mr. Silvestri is a Portfolio Manager for Teachers’ Private Capital, the private equity arm of OTPP, which manages over $4 billion in private equity capital. Mr. Silvestri began his career with Price Waterhouse in audit and consulting, and then subsequently served as director of finance and then treasurer of MDC Corporation, a mid-sized public company traded on The Toronto Stock Exchange. Mr. Silvestri has been with Teachers’ Private Capital since January of 2001 and serves on the board of CFM Corporation and Young America Corporation. Mr. Silvestri has a BA in English Literature from the University of Western Ontario and is a Chartered Accountant.
Board Committees
     Our audit and compensation committees are both comprised of Messrs. Metcalf, Silvestri and Peets. Our audit committee recommends the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the testing for adequacy of our internal control procedures. Mr. Peets is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K and is “independent” as that term is defined in Sections 303.01(B)(2)(a) and (3) of the New York Stock Exchange’s listing standards. The compensation committee reviews and recommends to our board of directors the compensation and benefits of our executive officers, stock option grants and other incentive arrangements, employment and related agreements, and administers our employee benefit plans.
Code of Ethics
     We have adopted a code of ethics which contains the ethical principles by which our chief executive officer, chief financial officer, controller and principal accounting officer, assistant controller, finance director, purchasing director, treasurer, assistant treasurer, European finance director and European managing director, among others, are expected to conduct themselves when carrying out their duties and responsibilities. A copy of our code of ethics is available without charge upon oral or written request by contacting us at Doane Pet Care Company, 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027, attention human resources department, telephone (615) 373-7774.
ITEM 11 — Executive Compensation
Summary Compensation Table
     The following table sets forth information for fiscal 2005 (combined) with respect to the chief executive officer and the other four most highly compensated individuals serving as our executive officers who earned $100,000 or more in combined salary and bonus during such year (collectively, the Named Executive Officers):

						Long-term
						compensation
						awards of
						securities
		Annual compensation (1)				underlying
Name and principal	Fiscal			Other annual		options/SARS
position at Doane	year	Salary	Bonus(2)	compensation		(#)	All other compensation
Douglas J. Cahill	2005	450,000	742,500	$—		71,415	7,097,235	(3)(4)(5)(6)(7)(8)
President and Chief	2004	437,500	742,500	—		—	347,255	(4)(5)(6)(7)(8)
Executive Officer	2003	400,000	—	—		100,000	206,350	(4)(5)(6)(7)(8)
Philip K. Woodlief	2005	275,000	226,875	—		37,939	2,614,906	(3)(4)(5)(6)(7)(8)
Vice President, Finance and	2004	268,750	226,875	—		—	114,649	(4)(5)(6)(7)(8)
Chief Financial Officer	2003	250,000	—	—		70,000	66,112	(4)(5)(6)(7)(8)
David L. Horton	2005	275,000	226,875	—		37,939	2,112,413	(3)(4)(5)(6)(7)(8)
Vice President and General	2004	268,750	226,875	—		—	112,657	(4)(5)(6)(7(8)
Manager, North American	2003	250,000	—	—		70,000	61,569	(4)(5)(6)(7)(8)
Operations
Joseph J. Meyers	2005	250,000	170,000	—		37,939	2,071,951	(3)(4)(5)(6)(7)(8)
Vice President, Supply Chain,	2004	242,500	137,500	—		20,000	70,450	(4)(5)(6)(7)
Quality and Chief	2003	220,000	—	—		50,000	54,251	(4)(5)(6)(7)
Information Officer
Kenneth H. Koch (9)	2005	250,000	137,500	74,996	(10)	37,939	1,507,414	(3)(4)(5)(6)(7)
Vice President, Doane Europe	2004	250,000	137,500	102,510	(10)	100,000	1,349	(6)(7)
	2003	24,000	—	4,723	(10)	—	—

(1)	Amounts exclude perquisites and other personal benefits that did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2)	The annual bonus for the Executive Officers for 2003 and 2005 was, and for 2006 will be, calculated by multiplying their respective target bonus amounts times a factor that is determined according to the achievement of a company performance incentive target. For 2004, the annual bonus also included individual performance incentive targets. For such year, the company performance target and the individual performance targets were weighted 60% and 40%, respectively. Actual company performance and individual performance can result in the actual bonus being less than or greater than the target bonus. The target bonus for Mr. Cahill is 150% of his annual base salary amount, which is currently $450,000, and the target bonuses for each of Messrs. Woodlief and Horton are 75% of their annual base salary amounts, which are $275,000, each. The target bonus for each of Messrs. Meyers and Koch was 50% for each of the years 2003 through 2005, and for 2006 will be 75% of their annual base salary amounts, which are $250,000 each. In addition, Mr. Meyers’ annual bonus was increased by $32,500 in 2006 for extraordinary performance. Bonus payments for fiscal 2005 and 2004 were each 110% of the incentive target. The bonus payments for fiscal 2005 were paid contemporaneously with the filing of this Form 10-K. No annual bonus payments were made in 2003.

(3)	Amounts include transaction bonuses paid in connection with the Acquisition in cash and contractual rights to receive shares of Class A common stock of Doane Enterprises in fiscal 2005 as follows: Mr. Cahill — $6,750,000; Mr. Woodlief — $2,500,000; Mr. Horton and Mr. Meyers — $2,000,000; and Mr. Koch — $1,500,000. See “Management Investment” and “Transaction Bonuses” for a description of these contractual rights to receive shares and for the amount of these transaction bonuses that were paid in cash.

(4)	Amounts include retention bonuses paid as follows: Mr. Cahill — $200,000 in 2003, $337,500 in 2004 and $337,500 in 2005; Mr. Woodlief — $56,250 in 2003, $103,125 in 2004 and $103,125 in 2005; Mr. Horton — $56,250 in 2003, $103,125 in 2004 and $103,125 in 2005; and Mr. Meyers — $50,000 in 2003, $62,500 in 2004 and $62,500 in 2005.

(5)	Amounts include a company match under the Doane Pet Care Retirement Savings Plan as follows: Mr. Cahill —$2,769 in 2003, $6,150 in 2004 and $6,500 in 2005; Mr. Woodlief — $6,000 in 2003, $7,650 in 2004 and $8,273 in 2005; Mr. Horton — $1,950 in 2003, $6,150 in 2004 and $6,273 in 2005; Mr. Meyers —$2,331 in 2003, $6,016 in 2004 and $6,447 in 2005; and Mr. Koch — $865 in 2004 and $5,846 in 2005.

(6)	Amounts include term life insurance premiums as follows: Mr. Cahill — $192 in 2003, $216 in 2004 and $207 in 2005; Mr. Woodlief —$120 in 2003, $132 in 2004 and $127 in 2005; Mr. Horton —$120 in 2003, $132 in 2004 and $127 in 2005; Mr. Meyers —$106 in 2003, $120 in 2004 and $115 in 2005; and Mr. Koch — $30 in 2004 and $115 in 2005.

(7)	Amounts include disability insurance premiums in 2003 and 2004 of $1,814 except for Mr. Koch which includes $454 in 2004 and premiums in 2005 of $1,453.

(8)	Amounts include supplemental long-term disability premiums as follows: Mr. Cahill — $1,575 in 2003, 2004 and 2005; Mr. Woodlief — $1,928 in 2003, 2004 and 2005; Mr. Horton — $1,435 in 2003, 2004 and 2005; and Mr. Meyers — $1,436 in 2005.

(9)	Mr. Koch was hired in November 2003 as Vice President, Doane Europe, and in July 2004, was made an executive officer.

(10)	Amounts include reimbursement for the payment of taxes of $58,517 in 2004 and $4,723 in 2003, a housing allowance of $33,356 in 2004 and $57,857 in 2005, and a car allowance of $10,687 in 2004 and $17,139 in 2005.
Employment and Retirement Agreements
     In connection with the Acquisition, we and Doane Enterprises entered into new employment agreements with Messrs. Cahill, Woodlief, Horton, Meyers and Koch, of which each agreement has a one-year term that will renew annually absent notice of termination. The terms of their employment agreements are substantially similar except for salary and annual bonus amounts. The agreements are subject to early termination for cause (as defined in the employment agreements) without severance. The employment agreements for Messrs. Woodlief, Horton, Meyers and Koch provide that a termination without cause, an involuntary termination (as defined in the employment agreements) and a non-renewal of any agreement by us will entitle the executive to receive the following severance benefits: (1) a payment equal to two times the executive’s then current base salary and target annual bonus, (2) payment of a pro-rata portion of any annual bonus actually earned in the year of termination, (3) continued payment of employee health and welfare benefits until the earlier of two years after termination of employment and the date the executive receives similar coverage from a new employer and (4) up to $25,000 in outplacement services. The employment agreement for Mr. Cahill contains similar severance benefit provisions; however, his severance payment is equal to three times his then current base salary and target annual bonus, and he is eligible to receive continued payment of health and welfare benefits for up to three-years after termination of employment. Additionally, all executives will be entitled to receive a full tax gross-up payment for any golden parachute taxes imposed under the Internal Revenue Code of 1986, as amended, as a result of the Acquisition (but not for any subsequent change in control transactions). Under these employment agreements, Mr. Cahill is subject to a three-year non-competition restriction commencing upon termination for any reason, and each of the other named executive officers are subject to a similar restriction for a two-year period.
     Under the terms of his new employment agreement, Mr. Cahill continues to receive a base salary of $450,000 and his annual bonus target remains at an amount equal to 150% of his base salary. Under the terms of their new employment agreements, Messrs. Woodlief and Horton each continues to receive a base salary of $275,000 and their annual bonus targets remain at an amount equal to 75% of their base salaries. Under the terms of their new employment agreements, Messrs. Meyers and Koch each continues to receive a base salary of $250,000 and their annual bonus targets have been increased to an amount equal to 75% of their base salaries. The annual bonuses will be calculated by multiplying their respective target bonus amounts times a factor that is determined according to the achievement of a company performance incentive target. Actual company performance can result in the actual bonus being less than or greater than the target bonus.
Compensation of Directors
     During Mr. Peets prior service as an independent director of Doane and Doane Enterprises, he was paid a $1,500 per month retainer fee and $2,000 for each board of directors meeting he attended. Edward H. D’Alelio and Paul E. Suckow served as independent directors of Doane until the closing of the Acquisition. Messrs. D’Alelio and Suckow were paid $2,000 for each board of directors meeting they attended. In fiscal 2005, Messrs. Peets, D’Alelio and Suckow earned $26,500, $12,000 and $12,000, respectively, for their service as board members. In addition, Lawrence S. Benjamin, who served as an independent director of Doane and Doane Enterprises until his resignation from this position effective February 1, 2005, and Mr. Peets had each been granted stock options covering 40,000 shares under the 1999 Stock Incentive Plan. These options had a time-vesting schedule pursuant to which one-third of the stock options would vest after each of the first three years following the grant date. In connection with the Acquisition, Mr. Peets’ unvested options were immediately vested and all of his outstanding options were then cashed out. At the time of Mr. Benjamin’s resignation, he had 19,998 vested options. In connection with the

Acquisition, all of his vested options were settled in cash. Messrs. Peets and Benjamin received $20,639 and $10,417 for these options, respectively. No compensation was paid by us to our other directors.
     Mr. Peets will receive annual compensation of $35,000 for his service as an independent director and $15,000 for his service on the audit committee. Currently, Messrs. Metcalf and Silvestri receive no compensation for their services on the board of directors and related committees.
Transaction Bonuses
     In connection with the Acquisition, Doane Enterprises awarded one-time transaction bonuses of $15.5 million to members of our senior management and other key employees for their prior service. These bonuses were paid, at the discretion of Doane Enterprises’ board of directors, in cash and contractual rights to receive shares of Doane Enterprises’ Class A common stock that will remain outstanding following the Acquisition. Cash bonuses were awarded to each of our Named Executive Officers as follows: Douglas J. Cahill — $5,102,047; Philip K. Woodlief — $1,796,500; David L. Horton — $1,407,000; Joseph J. Meyers — $1,478,000; and Kenneth H. Koch — $994,000. In addition, contractual rights to receive shares of Class A common stock of Doane Enterprises were awarded to each of the Named Executive Officers as follows: Douglas J. Cahill — 16,480 shares, or $1,648,000; Philip K. Woodlief — 7,035 shares, or $703,500; David L. Horton — 5,930 shares, or $593,000; Joseph J. Meyers — 5,220 shares, or $522,000; and Kenneth H. Koch — 5,060 shares or $506,000.
Stock Option Plans
     In connection with the Acquisition, Doane Enterprises terminated its existing stock option plans and established a new stock option plan, the Doane Pet Care Enterprises, Inc. Stock Incentive Plan. The termination of the two previous plans, consisting of the 1996 Stock Option Plan and the 1999 Stock Incentive Plan, was effected by immediately vesting all unvested outstanding options and then canceling and settling all options under the previous plans in cash. As a result of the payout, the Named Executive Officers received the following amounts on October 24, 2005: Mr. Cahill — $537,339, Mr. Woodlief — $164,464, Mr. Horton — $186,234, Mr. Meyers — $153,580, and Mr. Koch — $47,423. On December 30, 2005, the Named Executive Officers received the following additional amounts, which were paid out of monies held in escrow under the terms of the Agreement and Plan of Merger associated with the Acquisition: Mr. Cahill — $86,616, Mr. Woodlief — $26,950, Mr. Horton — $30,414, Mr. Meyers — $25,218, and Mr. Koch — $8,660. The total amount of canceled options underlying these amounts paid to the Named Executive Officers were as follows: Mr. Cahill — 1,000,200 options, Mr. Woodlief — 311,200, Mr. Horton — 351,200, Mr. Meyers — 291,200, and Mr. Koch — 100,000. The Named Executive Officers may be paid additional amounts related to the options payout pending the settlement of amounts held in escrow in accordance with the Agreement and Plan of Merger.
     Under the new plan, a total of 9.5%, or 326,175 shares, of the fully-diluted Class A common stock of our parent corporation is available for option grants. On October 24, 2005, Doane Enterprises granted 223,171 stock options to our Named Executive Officers and on December 1, 2005 granted 49,497 stock options to other key employees, each with an exercise price of $100 per share which was equal to the fair value of the common stock on the date of the grants. These stock option grants have a 10-year life and vest ratably in five equal installments on each of the first five anniversaries of the effective date of such grants with the potential for accelerated vesting upon a change of control of our parent corporation. The stock option grants to the Named Executive Officers were as follows: Mr. Cahill — 71,415, Mr. Woodlief — 37,939, Mr. Horton — 37,939, Mr. Meyers — 37,939, and Mr. Koch — 37,939.
Stock Option Grants
     The following table sets forth certain information on options granted in fiscal 2005, all of which were granted under the 2005 Stock Incentive Plan, to our Named Executive Officers (dollars in thousands):

					Potential	Potential
					realizable	realizable
					value at	value at
	Individual grants				assumed 5%	assumed 10%
	Number of	% of total			annual rate	annual rate
	securities	options			of stock price	of stock price
	underlying	granted to	Exercise		appreciation	appreciation
	options	employees in	price per	Expiration	for option	for option
Name	granted	fiscal 2005	share	date	term	term
Douglas J. Cahill	71,415	26.2%	$100.00	2015	$4,491	$11,382
Philip K. Woodlief	37,939	13.9	100.00	2015	2,386	6,047
David L. Horton	37,939	13.9	100.00	2015	2,386	6,047
Joseph J. Meyers	37,939	13.9	100.00	2015	2,386	6,047
Kenneth H. Koch	37,939	13.9	100.00	2015	2,386	6,047
Stock Option Exercises
     The following table sets forth certain information on exercises of stock options in fiscal 2005 by the Named Executive Officers and the number of shares underlying unexercised stock options held by such officers as of the end of fiscal 2005:

	Number of
	shares		Number of shares underlying		Value of shares underlying in-the-
	acquired on		unexercised options		money unexercised options
Name	exercise	Value realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas J. Cahill	—	$—	—	71,415	$—	$—
Philip K. Woodlief	—	—	—	37,939	—	—
David L. Horton	—	—	—	37,939	—	—
Joseph J. Meyers	—	—	—	37,939	—	—
Kenneth H. Koch	—	—	—	37,939	—	—
     The fair value of Doane Enterprises Class A common stock was equal to the exercise price per share of the options granted in fiscal 2005 under the 2005 Stock Incentive Plan, and therefore, no in-the-money unexercised options existed at the end of fiscal 2005. All options under the 1996 Stock Option Plan and the 1999 Stock Incentive Plan that were held by the Named Executive Officers were canceled and paid out in cash as described above.
Compensation Committee Interlocks and Insider Participation
     George B. Kelly, Jeffrey C. Walker and Lawrence S. Benjamin were members of our previous boards of directors and served on our compensation committee in fiscal 2005. Mr. Benjamin resigned from the previous boards of directors and compensation committee as of February 1, 2005.
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
     Supplemental Executive Retirement Plan. On March 27, 2006, we modified our supplemental retirement benefits for management by adopting a Supplemental Executive Retirement Plan, which we refer to as the SERP. The SERP will provide additional retirement benefits to certain of our and our affiliates’ employees. Our Named Executive Officers have been named as participants under the SERP, replacing their individual Non-Qualified Salary Continuation Agreements.
     Pursuant to the terms of the SERP, if a participant remains employed with us or our affiliates until age 65, then, upon termination of employment, the participant will be entitled to receive a monthly pension benefit payable for the remainder of the participant’s lifetime equal to the excess, if any, of (a) one-twelfth of 2% of the participant’s final average compensation (as determined under the SERP) multiplied by his or her years of service with us or our affiliates minus (b) the sum of (i) the monthly amount of the annuity equivalent of the aggregate hypothetical employer matching contributions under the Doane Pet Care Retirement and Savings Plan for the participant (determined on an actuarial equivalent basis (using assumptions set forth in the SERP) and assuming the maximum employer matching contribution under the terms of such plan was contributed each year and was credited with interest at the rate of 6% per annum) and (ii) one-half of the participant’s “old-age insurance benefit” under the Social Security Act as determined based on certain assumptions set forth in the SERP. Assuming the Named Executive Officers remain employed by us or our affiliates until age 65 and then retire and receive their benefits under the SERP in the form of a life annuity, they will receive the following monthly payments for the remainder of their lives : Mr. Cahill — $79,150; Mr. Woodlief — $18,608; Mr. Horton — $33,100; Mr. Meyers — $30,667; and Mr. Koch — $14,958.
     A participant becomes 100% vested in his or her SERP benefit upon the earlier of his or her completion of five years of service with us or our affiliates or attainment of age 65. If a vested participant terminates employment prior to attaining age 65, then the participant’s SERP benefit will commence on the later of his or her separation from service with us and our affiliates or attainment of age 55. The participant’s early retirement benefit is reduced depending upon the participant’s age as of the date his or her benefits commence ranging from 100% at age 65 to 41.81% at age 55.
     The SERP also includes a pre-retirement death benefit such that, in the event of the participant’s death after completing five years of service and prior to the commencement of retirement benefits under the SERP, the participant’s beneficiary will receive a monthly benefit for life.
     Upon the occurrence of certain events constituting a change of control, as defined by the SERP, on or after one year from the effective date of the SERP, then all participants who are then employed by us or our affiliates will become 100% vested in their SERP benefit, and each participant in the SERP will be paid the actuarially equivalent present value of their unpaid accrued benefit in a lump sum payment in lieu of any other benefit under the SERP.
Management Investment
     Our senior management has an investment of $4.7 million in Doane Enterprises. A portion of this investment is comprised of 7,475.47 shares of Doane Enterprises’ Class A common stock that Mr. Cahill received in exchange for his existing shares of capital stock in Doane Enterprises, or $747,547. The remainder of the investment is in the form of deferred shares, which represent contractual rights to receive shares of Doane Enterprises’ Class A common stock awarded by Doane Enterprises’ board of directors as a portion of senior management’s transaction bonuses in connection with the Acquisition. These members of management will receive a distribution of actual shares of Class A common stock in respect of their contractual rights upon certain specified trigger events, including any termination of their employment. Messrs. Cahill, Woodlief, Horton, Meyers and Koch do not have voting or investment power over the deferred shares they acquired. However, such individuals are deemed to beneficially own the shares of Class A common stock subject to these deferred shares because in certain circumstances they may acquire the shares of Class A common stock subject to the deferred shares within 60 days of the date hereof.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Description of Doane Enterprises’ Capital Stock
     Doane Enterprises’ authorized capital stock consists of:
•	Class A common stock, par value $0.01 per share, of which approximately 98.5% is beneficially owned by OTPP and of which approximately 1.5% is beneficially owned by members of our senior management, which ownership percentage includes senior management’s contractual rights to acquire additional shares of Class A common stock pursuant to certain deferred stock agreements; and

•	Class B common stock, par value $0.01 per share, of which approximately 29.9% has been issued to OTPP and of which approximately 70.1% has been issued to an entity that is wholly-owned by Law Debenture Corporation p.l.c., a provider of trustee services organized under the laws of the United Kingdom, which entity we refer to as the Jersey Entity.
     All shares of Doane Enterprises’ Class A common stock and Class B common stock are fully paid and non-assessable.
     Voting. The holders of Class A common stock are entitled to vote on all matters, except that the Class A common stockholders do not have the right to vote with respect to the election or removal of directors. Except as otherwise required by law, the Class B common stockholders are entitled to vote only for the election or removal of directors. Both the Class A common stockholders and the Class B common stockholders are entitled to one vote per share on all matters on which they have a right to vote; neither has cumulative voting rights. The Stockholders Agreement (as defined below) provides, among other things, that the Chief Executive Officer of Doane Enterprises will serve on the board of directors of Doane Enterprises and that OTPP, which owns less than 30% of Doane Enterprises’ shares that carry a right to elect directors, has a contractual right to designate all other directors. The Jersey Entity has agreed to vote all of the shares of Class B common stock owned by it in favor of the Chief Executive Officer and the OTPP designees, and the Jersey Entity has granted OTPP an irrevocable proxy in furtherance of this obligation.
     Dividends. Holders of Class A common stock and holders of Class B common stock are entitled to receive, ratably, on a per share basis, such dividends as may be declared by the board of directors from time to time out of funds legally available therefore. The holders of the Class B common stock received a special dividend, which was payable promptly after the closing of the Acquisition, equal to $176,234 in the aggregate. In addition, on each anniversary of the closing, the holders of the Class B common stock are entitled to an annual dividend in an aggregate amount of approximately $70,000. This annual dividend is subject to adjustment from time to time.
     Board of directors. The board of directors of Doane Enterprises currently consists of four members, each of whom was elected by the holders of the outstanding Class B common stock of Doane Enterprises. The organizational documents of Doane Enterprises provide that the number of directors may be increased or decreased from time to time by OTPP, but the board of directors will at no time consist of fewer than three directors.
Description of Our Capital Stock
     Capitalization. Our authorized capital stock as of the Acquisition date consists of:
•	Class A common stock, par value $0.01 per share, all of which is owned by Doane Enterprises; and

•	Class B common stock, par value $0.01 per share, of which 29.9% is owned by Doane Enterprises and of which 70.1% is owned by the Jersey Entity.

     All shares of our Class A and Class B common stock are fully paid and non-assessable.
     Voting. The holders of Class A common stock are entitled to vote on all matters, except that the Class A common stockholders do not have the right to vote with respect to the election or removal of directors. Except as otherwise required by law, the Class B common stockholders are entitled to vote only for the election or removal of directors. Both the Class A common stockholders and the Class B common stockholders are entitled to one vote per share on all matters on which they are entitled to vote; neither has cumulative voting rights. Doane Enterprises and the Jersey Entity have entered into a voting agreement which provides, among other things, that our Chief Executive Officer will serve on our board of directors and that Doane Enterprises has the right to designate all other directors. It further requires that the Jersey Entity vote all of the shares of Class B common stock owned by it in favor of the designees of Doane Enterprises, and the Jersey Entity has granted Doane Enterprises an irrevocable proxy in furtherance of this obligation.
     Dividends. Holders of Class A common stock are entitled to receive, ratably, on a per share basis, such dividends as may be declared by the board of directors from time to time out of funds legally available therefore. The Class B common stockholders are not entitled to any dividend payments.
     Board of directors. Our board of directors currently consists of four members, each of whom was elected by the holders of our outstanding Class B common stock. Our organizational documents provide that the number of directors may be increased or decreased from time to time by Doane Enterprises, but the board of directors will at no time consist of fewer than three directors.
Beneficial Ownership
     Doane Enterprises may from time to time issue shares of its capital stock, or options, warrants or other instruments to acquire shares of its capital stock, to management, its directors or other investors. The following table sets forth the beneficial ownership as of the end of fiscal 2005 of Doane Enterprises of:
•	each person or entity known to us to own 5% or more of any class of Doane Enterprises common stock;

•	each member of Doane Enterprises’ board of directors;

•	each of our Named Executive Officers;

•	all members of Doane Enterprises’ board of directors and our executive officers as a group.
     Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise noted, the address for each director and executive officer is c/o Doane Pet Care Company, 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027.

Common Stock
	Percentage of Class A	Percentage of Class B
	Common Stock	Common Stock
Name of beneficial owner (1)	Beneficially Owned (1)	Beneficially Owned (2)
OTPP (3)	98.5%	100.0%
Jersey Entity (4)	—	70.1%
Douglas J. Cahill	*	—
Philip K. Woodlief	*	—
David L. Horton	*	—
Joseph J. Meyers	*	—
Kenneth H. Koch	*	—
Dean G. Metcalf (3)(5)(6)	—	—
Glen Silvestri (3)(5)(6)	—	—
All directors and management members as a group (7 persons) (5)	1.5%	—

*	Represents less than one percent.

(1)	Messrs. Cahill, Woodlief, Horton, Meyers and Koch do not have voting or investment power over the deferred shares they acquired, which deferred shares represent the contractual right to acquire the corresponding number of shares of Class A common stock. Such individuals are deemed to beneficially own the shares of Class A common stock subject to these deferred shares because in certain circumstances they may acquire the shares of Class A common stock subject to the deferred shares within 60 days of the date hereof.

(2)	By virtue of the irrevocable proxy granted to OTPP by the Jersey Entity, OTPP and the Jersey Entity have shared voting power over shares of the Class B common stock held by the Jersey Entity.

(3)	The address of OTPP and Messrs. Metcalf and Silvestri is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(4)	In connection with the Acquisition, Doane Enterprises, OTPP, the Jersey Entity and Mr. Cahill entered into a stockholders agreement and we, Doane Enterprises and the Jersey Entity entered into a voting agreement pursuant to which the Jersey Entity will vote in favor of the board designees of OTPP and for the Chief Executive Officer of Doane Enterprises and in favor of the board designees of Doane Enterprises and our Chief Executive Officer, respectively. In connection with these agreements, the Jersey Entity granted to OTPP and Doane Enterprises, respectively, an irrevocable proxy in furtherance of these obligations.

(5)	Does not include the shares of Doane Enterprises common stock held by OTPP with respect to which Messrs. Metcalf and Silvestri may be deemed to have the power to dispose of the shares as described in footnote (6) below.

(6)	Messrs. Metcalf and Silvestri may be deemed to have the power to dispose of the shares held by OTPP due to a delegation of authority from the board of directors of OTPP, and each expressly disclaims beneficial ownership of such shares.
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

ITEM 13 — Certain Relationships and Related Transactions
Stockholders Agreement
     Concurrently with the closing of the Acquisition, Doane Enterprises entered into a stockholders agreement, or the Stockholders Agreement, with OTPP, the Jersey Entity and Mr. Cahill. The Stockholders Agreement provides, among other things, that the Chief Executive Officer of Doane Enterprises will serve on the board of directors of Doane Enterprises and that OTPP has the right to designate or request the removal of all other directors. The Stockholders Agreement further requires that the Jersey Entity vote all of the shares of Class B common stock owned by it in favor of the Chief Executive Officer and the OTPP designees, and the Jersey Entity has granted OTPP an irrevocable proxy in furtherance of this obligation. Other members of senior management will become party to the Stockholders Agreement upon conversion of their deferred shares into shares of Doane Enterprises’ Class A common stock.
     The Stockholders Agreement generally restricts the transfer of shares of common stock owned by the Jersey Entity, Mr. Cahill and other members of our senior management, or collectively, the management stockholders, who are or who become party to the agreement. Exceptions to transfer restrictions applicable to the management stockholders include transfers for estate planning purposes.
     In addition, the management stockholders have “tag-along” rights to sell their shares on a pro rata basis with OTPP in sales to third parties. Similarly, OTPP has “drag-along” rights to cause the management stockholders to sell their shares on a pro rata basis with OTPP to third parties in certain circumstances. The Stockholders Agreement provides for “put” rights, which entitle a management stockholder to require Doane Enterprises to acquire shares of common stock held by such management stockholder, and “call” rights, which entitle Doane Enterprises to require a management stockholder to sell such shares to it upon certain terminations of employment of the management stockholder with Doane Enterprises or its subsidiaries and at differing prices, depending on the circumstances of termination. Additionally, pursuant to the Stockholders Agreement, the Jersey Entity has the right to “put” its shares of Class B common stock to Doane Enterprises, and Doane Enterprises has the right to redeem the shares of Class B common stock owned by the Jersey Entity. Certain of the foregoing provisions of the Stockholders Agreement will terminate upon the consummation of an initial public offering (as defined in the Stockholders Agreement).
Registration Rights Agreement
     Doane Enterprises entered into a registration rights agreement with Mr. Cahill and OTPP pursuant to which OTPP has the right to make an unlimited number of requests that Doane Enterprises use its best efforts to register its shares under the Securities Act of 1933. In any demand registration, all of the parties to the registration rights agreement are expected to have the right to participate on a pro rata basis, subject to certain conditions. In addition, if Doane Enterprises proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the holders party to the registration rights agreement are expected to have the right to include their shares in the registration statement, subject to certain conditions.
Voting Agreement
     We, Doane Enterprises and the Jersey Entity entered into a voting agreement upon the closing of the Acquisition pursuant to which our Chief Executive Officer was elected to our board of directors and Doane Enterprises has the right to designate all other directors. The voting agreement further requires that the Jersey Entity vote all of the shares of Class B common stock owned by it in favor of the designees of Doane Enterprises, and the Jersey Entity has granted Doane Enterprises an irrevocable proxy in furtherance of this obligation. In addition, the voting agreement provides the Jersey Entity with a right to “put” its shares of Class B common stock to Doane Enterprises, and Doane Enterprises with a right to redeem the shares of Class B common stock held by the Jersey Entity.

ITEM 14 — Principal Accountant Fees and Services
     The following table sets forth fees for professional audit services rendered by KPMG LLP for the annual audit of the Company’s consolidated financial statements and fees billed for other services rendered by KPMG LLP in fiscal 2004 and 2005 (combined). All auditing services and permitted non-audit services performed for us by KPMG LLP must be pre-approved by the audit committee.

	Predecessor	Combined
	year ended	basis
	2004	2005
Audit fees	$744,000	$1,314,000
Audit related fees (1)	38,000	94,000
Tax fees (2)	241,500	582,000

Total fees (3)	$1,023,500	$1,990,000

(1)	Audit related fees consisted principally of fees for audits of financial statements of certain employee benefit plans, due diligence services and consultation on accounting matters.

(2)	Tax fees consisted of fees for tax consultation and tax compliance services.

(3)	Total fees include some amounts in foreign currencies that have been translated to U.S. dollars as of the date such fees were approved.

PART IV
ITEM 15 — Exhibits, Financial Statements Schedules
     (a) The following documents are filed as part of this report:
(1)	Consolidated Financial Statements

The following financial statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning at page F-1 of this Annual Report on Form 10-K:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of the end of fiscal 2004 (Predecessor) and 2005 (Successor)

•	Consolidated Statements of Operations for fiscal 2003, 2004 and the period January 2 through October 23, 2005 (Predecessor) and the period October 24 through December 31, 2005 (Successor)

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for fiscal 2003, 2004 and the period January 2 through October 23, 2005 (Predecessor) and the period October 24 through December 31, 2005 (Successor)

•	Consolidated Statements of Cash Flows for fiscal 2003, 2004 and the period January 2 through October 23, 2005 (Predecessor) and the period October 24 through December 31, 2005 (Successor)

•	Notes to Consolidated Financial Statements
(2)	Consolidated Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto in this Annual Report on Form 10-K.

(3)	Exhibits
     The following exhibits are filed as part of this report:

Exhibit
number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Doane Pet Care Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Reg No. 333-130739) filed on December 28, 2005)

3.2*	Bylaws of Doane Pet Care Company

4.1	Indenture for the 10 5/8% Senior Subordinated Notes Due 2015, dated as of October 24, 2005, among Doane Pet Care Company, Doane Management Corp., DPC Investment Corp. and Doane/Windy Hill Joint Venture L.L.C., as guarantors, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

Exhibit
number	Description

4.3	Indenture dated February 28, 2003 between Doane Pet Care Company and Wilmington, Trust Company (incorporated by reference to Exhibit 4.3 to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.1†	Amended and Restated Employment Agreement, dated as of October 24, 2005, among Douglas J. Cahill, Doane Pet Care Enterprises, Inc. and Doane Pet Care Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.2†	Amended and Restated Employment Agreement, dated as of October 24, 2005, among Philip K. Woodlief, Doane Pet Care Enterprises, Inc. and Doane Pet Care Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.3†	Amended and Restated Employment Agreement, dated as of October 24, 2005, among David L. Horton, Doane Pet Care Enterprises, Inc. and Doane Pet Care Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.4†	Amended and Restated Employment Agreement, dated as of October 24, 2005, among Joseph J. Meyers, Doane Pet Care Enterprises, Inc. and Doane Pet Care Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.5†	Amended and Restated Employment Agreement, dated as of October 24, 2005, among Kenneth H. Koch, Doane Pet Care Enterprises, Inc. and Doane Pet Care Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.6†	Doane Pet Care Enterprises, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.7*	Supplemental Executive Retirement Plan dated as of March 27, 2006

10.8†	Deferred Shares Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.9	Stockholders Agreement, dated as of October 24, 2005, among Doane Pet Care Enterprises, Inc., Ontario Teachers’ Pension Plan Board, Wilchester Investments Limited, Douglas J. Cahill and the other signatories thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.10	Registration Rights Agreement, dated as of October 24, 2005, among Doane Pet Care Enterprises, Inc., Ontario Teachers’ Pension Plan Board, Wilchester Investments Limited, Douglas J. Cahill and the other signatories thereto (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.11	Voting Agreement, dated as of October 24, 2005, among Doane Pet Care Enterprises, Inc.,

Exhibit
number	Description

Doane Pet Care Company and Wilchester Investments Limited, (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

21.1*	List of Subsidiaries of Doane Pet Care Company

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†	Management contracts or compensatory plans or arrangements.

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
Date: March 30, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEAN METCALF Dean Metcalf	Chairman of the Board and Director	March 30, 2006
/s/ DOUGLAS J. CAHILL Douglas J. Cahill	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2006
/s/ PHILIP K. WOODLIEF Philip K. Woodlief	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 30, 2006
/s/ STEPHEN P. HAVALA Stephen P. Havala	Corporate Controller (Principal Accounting Officer)	March 30, 2006
/s/ TERRY R. PEETS Terry R. Peets	Director	March 30, 2006
/s/ GLEN SILVESTRI Glen Silvestri	Director	March 30, 2006

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     No annual report or proxy material has been sent to our security holder as of the date hereof. We do not expect to furnish our security holder with an annual shareholder’s report or proxy soliciting material subsequent to the filing of our 2005 Form 10-K.

DOANE PET CARE COMPANY AND SUBSIDIARIES
FINANCIAL INFORMATION
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of the end of fiscal 2004 (Predecessor) and 2005 (Successor)	F-3

Consolidated Statements of Operations for fiscal 2003, 2004 and the period January 2 through October 23, 2005 (Predecessor) and the period October 24 through December 31, 2005 (Successor)	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for fiscal 2003, 2004 and the period January 2 through October 23, 2005 (Predecessor) and the period October 24 through December 31, 2005 (Successor)
F-5

Consolidated Statements of Cash Flows for fiscal 2003, 2004 and the period January 2 through October 23, 2005 (Predecessor) and the period October 24 through December 31, 2005 (Successor)	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Doane Pet Care Company:
We have audited the accompanying consolidated balance sheets of Doane Pet Care Company and subsidiaries (successor) as of December 31, 2005, and of Doane Pet Care Company and subsidiaries (predecessor) as of January 1, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the periods from October 24, 2005 to December 31, 2005 (successor period), and from January 2, 2005 to October 23, 2005 and for each of the fiscal years in the two-year period ended January 1, 2005 (predecessor periods). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the aforementioned successor consolidated financial statements present fairly, in all material respects, the financial position of Doane Pet Care Company and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the successor period, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned predecessor consolidated financial statements present fairly, in all material respects, the financial position of Doane Pet Care Company and subsidiaries as of January 1, 2005, and the results of their operations and their cash flows for the predecessor periods, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective October 24, 2005, Ontario Teachers’ Pension Plan Board acquired beneficial ownership of substantially all of the outstanding stock of the Company’s Parent, Doane Pet Care Enterprises, Inc., in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition (referred to as the successor period above) is presented on a different cost basis than that for the periods before the acquisition (referred to as the predecessor periods) and, therefore, is not comparable.
As discussed in Note 3 to the consolidated financial statements, effective January 4, 2004, the Company adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

/s/ KPMG LLP

Nashville, Tennessee
March 23, 2006

DOANE PET CARE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Predecessor	Successor
	end of 2004	end of 2005
ASSETS
Current assets:
Cash and cash equivalents	$28,847	$8,221
Accounts receivable, net	112,445	105,069
Inventories	68,321	65,169
Deferred tax assets	2,414	5,394
Prepaid expenses and other current assets	7,038	8,774

Total current assets	219,065	192,627
Property, plant and equipment, net	258,070	284,988
Intangible assets	77,892	287,373
Goodwill	327,954	321,115
Other assets	18,925	23,235

Total assets	$901,906	$1,109,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,673	$3,158
Accounts payable	102,149	79,984
Accrued liabilities	59,239	56,771

Total current liabilities	165,061	139,913

Long-term debt:
Long term debt, excluding current maturities	580,090	561,118
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized 1,200,000 shares issued and outstanding at end of 2004	106,421	—

Total long-term debt	686,511	561,118

Deferred tax liabilities	33,641	98,760
Other long-term liabilities	9,567	8,264

Total liabilities	894,780	808,055

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at end of 2004	—	—
Class A common stock, $0.01 par value; 2,000 shares authorized; 1,001 shares issued and outstanding at end of 2005	—	—
Class B common stock, $0.01 par value; 100 shares authorized; 71.32 shares issued and outstanding at end of 2005	—	—
Additional paid-in-capital	115,674	303,059
Accumulated other comprehensive income (loss)	62,650	(992)
Accumulated deficit	(171,198)	(784)

Total stockholders’ equity	7,126	301,283

Total liabilities and stockholders’ equity	$901,906	$1,109,338

See accompanying notes to consolidated financial statements.

DOANE PET CARE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Predecessor			Successor
			Period January	Period October
			2 through	24 through
			October 23,	December 31,
	2003	2004	2005	2005
Net sales	$1,013,865	$1,051,241	$795,476	$196,134
Cost of goods sold	851,578	896,191	654,312	162,208

Gross profit	162,287	155,050	141,164	33,926

Operating expenses:
Promotion and distribution	57,616	56,805	46,230	11,441
Selling, general and administrative	52,015	51,861	41,479	9,702
Amortization	4,989	4,313	3,419	2,348
Transaction costs	—	333	23,370	—
Other operating expenses (income), net	7,227	6,645	5,326	(624)

Income from operations	40,440	35,093	21,340	11,059

Interest expense, net	57,494	72,841	61,936	11,137
Debt extinguishments	4,438	4,137	—	—
Other income, net	(1,156)	(1,417)	(752)	(408)

Income (loss) before income taxes	(20,336)	(40,468)	(39,844)	330

Income tax expense	25,039	5,124	4,094	1,114

Net loss	(45,375)	(45,592)	(43,938)	(784)

Senior preferred stock dividends and accretion	(13,502)	—	—	—

Net loss available to common shares	$(58,877)	$(45,592)	$(43,938)	$(784)

See accompanying notes to consolidated financial statements.

DOANE PET CARE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share amounts)

								Accumulated
			Class A		Class B		Additional	other
	Common stock		common stock		common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Predecessor balances at the end of 2002	1,000	—	—	$—	—	$—	$115,674	$9,558	$(66,729)	$58,503

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(45,375)	(45,375)
Foreign currency translation	—	—	—	—	—	—	—	31,021	—	31,021
Reclassification of realized loss, net of deferred tax benefit of $849	—	—	—	—	—	—	—	1,333	—	1,333
Decrease in minimum pension liability, net of deferred tax expense of $362	—	—	—	—	—	—	—	569	—	569

Total comprehensive loss										(12,452)

Senior preferred stock dividends	—	—	—	—	—	—	—	—	(12,425)	(12,425)
Senior preferred stock accretion	—	—	—	—	—	—	—	—	(1,077)	(1,077)

Predecessor balances at the end of 2003	1,000	—	—	—	—	—	115,674	42,481	(125,606)	32,549

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(45,592)	(45,592)
Foreign currency translation	—	—	—	—	—	—	—	20,243	—	20,243
Increase in minimum pension liability, net of deferred tax benefit of $45	—	—	—	—	—	—	—	(74)	—	(74)

Total comprehensive loss										(25,423)

Predecessor balances at the end of 2004	1,000	—	—	—	—	—	115,674	62,650	(171,198)	7,126

Comprehensive loss for period January 2 through October 23, 2005:
Net loss	—	—	—	—	—	—	—	—	(43,938)	(43,938)
Foreign currency translation	—	—	—	—	—	—	—	(32,615)	—	(32,615)

Increase in minimum pension liability	—	—	—	—	—	—	—	(698)	—	(698)

Total comprehensive loss										(77,251)

Predecessor balances at October 23, 2005	1,000	—	—	—	—	—	115,674	29,337	(215,136)	(70,125)

Elimination of Predecessor’s equity in connection with the Acquisition	(1,000)	—	—	—	—	—	(115,674)	(29,337)	215,136	70,125

Issuance of common stock in connection with the Acquisition	—	—	1,001	—	71.32	—	303,059	—	—	303,059
Comprehensive loss for period October 24 through December 31, 2005:
Net loss	—	—	—	—	—	—	—	—	(784)	(784)
Foreign currency translation	—	—	—	—	—	—	—	(992)	—	(992)

Total comprehensive loss										(1,776)

Successor balances at the end of 2005	—	$—	1,001	$—	71.32	$—	$303,059	$(992)	$(784)	$301,283

See accompanying notes to consolidated financial statements.

DOANE PET CARE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor			Successor
			Period	Period
			January 2	October 24
			through	through
			October 23,	December 31,
	2003	2004	2005	2005
Cash flows from operating activities:
Net loss	$(45,375)	$(45,592)	$(43,938)	$(784)
Items not requiring (providing) cash:
Depreciation	31,178	35,049	28,531	7,536
Amortization	5,983	5,307	3,487	2,348
Deferred tax expense	23,644	4,415	3,494	228
Equity in joint ventures	(616)	(969)	(373)	(300)
Non-cash interest expense	4,906	20,229	18,353	867
Debt extinguishments	4,438	4,137	—	—
Asset impairments	7,727	215	6,129	—
Transaction costs	—	—	22,411	—
Other non-cash charges (income), net	(372)	447	1,110	1,559
Changes in current assets and liabilities:				—
Accounts receivable, net	45,653	(15,632)	10,809	(11,035)
Inventories	(1,323)	2,790	(46)	234
Prepaid expenses and other current assets	(5,310)	5,675	(1,919)	(666)
Accounts payable	(1,462)	(2,342)	(22,260)	5,676
Accrued liabilities	(13,408)	7,558	4,622	815

Net cash provided by operating activities	55,663	21,287	30,410	6,478

Cash flows from investing activities:
Capital expenditures	(28,062)	(18,856)	(17,227)	(8,878)
Proceeds from sale of assets	1,378	865	143	340
Other, net	(3,501)	(2,063)	(1,432)	(443)

Net cash used in investing activities	(30,185)	(20,054)	(18,516)	(8,981)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	1,000	(16,000)	—	—
Proceeds from issuance of senior credit facilities	—	195,000	—	160,000
Proceeds from issuance of 10 5/8% senior subordinated notes	—	—	—	150,824
Other proceeds from issuance of long-term debt	210,444	13,078	—	—
Repayments on long-term debt related to Transactions	—	—	—	(471,007)
Other repayments on long-term debt	(208,255)	(185,526)	(2,647)	(942)
Payments for debt issuance costs	(7,761)	(8,381)	(1,857)	(9,127)
Proceeds from issuance of common stock related to the Acquisition	—	—	—	298,339
Distribution to equity holders	—	—	—	(127,215)
Payments of Transaction costs	—	—	—	(25,776)

Net cash used in financing activities	(4,572)	(1,829)	(4,504)	(24,904)

Effect of exchange rate changes on cash and cash equivalents	791	150	(531)	(78)

Increase (decrease) in cash and cash equivalents	21,697	(446)	6,859	(27,485)

Cash and cash equivalents, beginning of period	7,596	29,293	28,847	35,706

Cash and cash equivalents, end of period	$29,293	$28,847	$35,706	$8,221

See accompanying notes to consolidated financial statements.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (1) The Acquisition
     On October 24, 2005, pursuant to the Agreement and Plan of Merger dated August 28, 2005, Ontario Teachers’ Pension Plan Board, or OTPP, acquired beneficial ownership of substantially all of the outstanding capital stock of the Company’s Parent, Doane Pet Care Enterprises, Inc., or Parent. This transaction, referred to as the Acquisition, and together with the Financing Transaction described in Note 9, the Transactions, was effected by the merger of DPC Newco Inc., a direct, wholly-owned subsidiary of OTPP, with and into Parent with Parent surviving the merger. In connection with the Acquisition, OTPP and the Company’s senior management have investments in Parent of $306.0 million and $4.7 million, respectively, less equity issuance costs of approximately $7.5 million. Following the Acquisition, Parent continues to beneficially own substantially all of the capital stock of the Company.
     The purchase price was allocated as follows (in thousands):

Fair value of assets acquired:
Current assets	$173,597
Property, plant and equipment	288,528
Intangible assets	286,000
Goodwill	321,205
Other assets	26,232

Gross assets acquired	1,095,562
Liabilities assumed	(153,803)
Deferred tax liabilities, net	(93,089)

Purchase price of net assets acquired	$848,670

     The purchase price allocated to the Company was funded from the following sources (in thousands):

New senior credit facility	$160,000
New 10 5/8% senior subordinated notes	150,824
Assumption of 10 3/4% senior notes	211,433
Assumption of other long-term debt	23,354
Equity investment	303,059

Purchase price of net assets acquired	$848,670

     In accordance with SFAS No. 141, Business Combinations, or SFAS 141, the Company accounted for the Acquisition using the purchase method of accounting whereby the total purchase price, including estimated fees and expenses, was allocated to the Company’s net tangible and intangible assets based upon the preliminary estimated fair values of those assets. The fair values of the Company’s property, plant and equipment and the intangible assets for customer relationships as of the Acquisition date were based upon an independent third party appraisal. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. The Company has substantially completed its purchase price allocation; however, future adjustments to the allocation could affect the amount of goodwill recorded as of the Acquisition date. The Company recognized transaction costs of $22.5 million related to the Acquisition, which were recognized as transaction costs in the consolidated statement of operations for the predecessor period from January 2 through October 23, 2005.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s consolidated financial statements report periods up to and including October 23, 2005 as the predecessor period, and the period subsequent to October 23, 2005 as the successor period.
     The following unaudited condensed pro forma disclosure of net sales, income from operations and net loss are based on the consolidated financial statements, adjusted to give effect to the Transactions. These pro forma disclosures assume that the Transactions occurred as of the beginning of each period presented and include adjustments for depreciation, amortization and interest expense. Transaction costs related to the Acquisition of $22.5 million included in the predecessor period from January 2 through October 23, 2005 and debt extinguishment costs of $4.1 million included in fiscal 2004 and 2005 have been eliminated in the pro forma disclosures for the respective years. In addition, the pro forma disclosures for fiscal 2004 do not reflect the expense associated with the fair value adjustment to finished goods inventory of $1.8 million. The pro forma results for fiscal 2004 and 2005 follows (in thousands):

	2004	2005
Net sales	$1,051,241	$991,610
Income from operations	24,145	44,503
Net loss	(33,964)	(8,326)
     (2) Summary of Significant Accounting Policies
Nature of Business
     Doane Pet Care Company, or the Company, is primarily owned by Doane Pet Care Enterprises, Inc., or Parent. The Company is a leading global provider of pet food, primarily store brands, with 25 manufacturing facilities in the United States and Europe. The Company manufactures pet food products predominately for dogs and cats, including dry, wet, soft-dry, treats and dog biscuits. The Company categorizes its sales into three product areas consisting of store brands, co-manufacturing and regional brands. The Company also operates a machine shop and a structural steel fabrication plant that sells to third parties and supports the Company’s facilities.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company also has investments in companies that are not majority-owned and have been included in the consolidated financial statements of the Company using the equity method of accounting. The Company’s share of the profit or loss of these unconsolidated subsidiaries is recognized in other income, net, in the consolidated statements of operations and the related increase or decrease in the investments in these unconsolidated subsidiaries is recognized in other assets in the consolidated balance sheets of the Company.
     Certain consolidated and unconsolidated subsidiaries of the Company have calendar year-end fiscal years and quarters. Any intervening events between the period ends of the Company and its subsidiaries would be disclosed to the extent they have a material impact on the Company’s consolidated results of operations or financial condition.
52-53 Week Fiscal Year
     The Company’s fiscal years end on the Saturday nearest to the end of December and its quarters end on the Saturday nearest to the end of the respective calendar month. As a result of the Acquisition, the Company’s results for fiscal 2005 consist of the predecessor period from January 2 through October 23, 2005 and the successor period from October 24 through December 31, 2005. Fiscal 2003 and 2004 ended on January 3, 2004 and January 1, 2005, respectively. Fiscal 2004 was a 52-week year and fiscal 2003 was a 53-week year. The fourth quarter of fiscal 2003 included the extra week occurring in that year.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassifications
     Certain fiscal 2003 and 2004 amounts have been reclassified to conform with the fiscal 2005 presentation.
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
Accounts Receivable
     Accounts receivable, principally consisting of trade accounts receivable, are stated at net realizable value through recording valuation allowances for doubtful accounts and outstanding deductions with customers. In addition, the Company reduces accounts receivable for cash discounts offered to its customers. The Company estimates its allowances by applying a recovery percentage based on historical collection experience. The Company accrues additional allowances based on a specific identification review for amounts deemed to be at risk. Receivables are written off against the allowances at the point in which an amount is deemed uncollectible by the Company.
Inventories
     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method and consists of raw material, packaging, labor and overhead expenses. Inventories are stated net of valuation allowances primarily for obsolete and slow moving packaging inventories. The Company estimates its allowances based on a specific identification review for obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. In addition, we estimate our slow moving inventory allowance by applying a historical write off percentage to aged inventory balances.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost or the fair value determined as of the date of acquisition for property, plant and equipment acquired in a business combination. The Company expenses repair and maintenance costs as incurred and expenditures that significantly increase useful lives of existing property, plant and equipment are capitalized. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of 20 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment.
Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill and a customer relationship deemed to have an indefinite life are not amortized. The remaining customer relationships are amortized using the straight-line method over 15 years. In addition, the Company has other intangible assets consisting of plate development costs being amortized over three years and software being amortized over three to five years.
     Prior to the Acquisition, the Company’s intangible assets included trademarks and other intangible assets that were related to previous acquisitions, including customer lists, non-compete agreements and contracts and other miscellaneous intangible assets. Trademarks were stated at cost and were not amortized. The other remaining intangible assets were amortized over the respective terms of the agreements.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Assets
     Other assets include (1) debt issuance costs, (2) investments in joint ventures, (3) assets held for sale and (4) other miscellaneous long-term assets. The Company amortizes debt issuance costs into interest expense over the life of each related indebtedness using the effective interest method. Assets held for sale consists of property, plant and equipment related to manufacturing facilities that have been closed by the Company. These assets are stated at their fair value less cost to sell and are evaluated for impairment whenever events or circumstances indicate an impairment assessment is necessary. The Company expects to sell these facilities within the next 12 months.
Impairment
     The Company tests the carrying value of goodwill and intangible assets with indefinite lives for impairment annually and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions, if available. If the estimated fair value of goodwill or intangible assets with indefinite lives of either the Company’s North American or European reporting unit is less than the carrying value, an impairment loss will be recognized. In the fourth quarters of fiscal 2003 and 2004, the Company performed its required annual assessment for impairment of goodwill and intangible assets with indefinite lives and determined no impairment was evident at the assessment dates. The Company did not perform an annual impairment test in the fourth quarter of fiscal 2005, using the methodology described above, because it met the criteria under SFAS No. 142, Goodwill and Intangible Assets, which permits the Company to carryforward its most recent fair value determination, which was completed in connection with the Acquisition. As a result, the Company concluded that no impairment was evident in fiscal 2005.
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Long-lived assets principally consist of property, plant and equipment and intangible assets with estimable lives. Long-lived assets to be disposed of by sale are measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. An impairment loss would be recognized to the extent that the carrying amount of an asset exceeds its fair value.
Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and the tax effect of net operating loss and tax credit carryforwards. The differences are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of any change in tax rates is recognized in the period that includes the enactment date. The Company assesses the likelihood that net deferred tax assets will be realized in future periods and records a valuation allowance against its net deferred tax assets if the Company determines that it is more likely than not that such deferred tax assets will not be realized.
Revenue Recognition
     The Company recognizes revenue when products are shipped, the customer takes ownership and assumes risk of loss, collection of the related account receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales are comprised of gross sales less cash discounts and other allowances, deductions and volume incentive rebates. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or that are damaged.
Cost of Goods Sold
     Cost of goods sold consist of expenses incurred directly in the manufacturing of the Company’s products sold. These costs include raw materials, packaging, labor, overhead, intercompany freight and depreciation expense related to capitalized assets used in production.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Promotion and Distribution
     Promotion expenses primarily consist of allowances offered by the Company to its customers for providing certain goods and services, such as advertising, coupons, gift certificates or free products and services. Distribution expenses include outbound freight costs, brokerage fees and warehousing expenses. In fiscal 2003, 2004 and the predecessor and successor periods of fiscal 2005, promotion expenses were $17.8 million, $15.9 million, $11.3 million and $2.0 million, respectively, and distribution expenses were $39.8 million, $40.9 million, $34.9 million and $9.4 million, respectively.
Comprehensive Income (Loss)
     Comprehensive income (loss) includes: (1) net income (loss); (2) foreign currency translation; (3) changes in the fair value of derivative instruments designated as cash flow hedges; and (4) changes in the minimum pension liability.
     The Company has from time to time entered into senior credit facilities that include a Euro-denominated term loan facility and has designated its Euro term loan facility as a hedge of the Company’s net investment in Europe. Gains and losses arising from the Euro to U.S. dollar translation of this outstanding indebtedness at the end of each period and arising from principal payments on this indebtedness are deferred in accumulated other comprehensive income (loss) until the Company’s European operations are sold or substantially liquidated.
Foreign Currency Translation and Transactions
     The Company’s foreign operations have functional currencies in the Euro, Danish Krona and British Pound Sterling. The Company translates to U.S. dollars its foreign assets and liabilities using the exchange rates in effect at the period end dates for its consolidated balance sheets and its results of foreign operations using the average exchange rates during the periods covered in its consolidated statements of operations. The cumulative translation adjustment for the Company’s net investment in foreign operations is recognized in accumulated other comprehensive income (loss) in the consolidated balance sheets. Additionally, the Company designated its Euro term loan facility as a hedge against a portion of its foreign currency exposure related to the net investment in its foreign operations. Translation gains or losses related to the Euro term loan facility are also recognized in accumulated other comprehensive income (loss) in the consolidated balance sheets.
     The Company also sells its products in countries with foreign currencies other than its functional currencies. The foreign currency translation gains and losses associated with these transactions are recognized in the consolidated statements of operations as incurred.
Financial Instruments
     The carrying value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value due to the relatively short maturity of such instruments. The Company determines the fair value of its long-term debt based on market value, if the debt is traded, or otherwise by using alternative fair value methods. The carrying values of the Company’s derivative financial instruments are recorded at fair value based on quoted market prices.
Commodity Derivative Instruments
     The Company is exposed to market risk related to changes in commodity prices. The Company seeks to manage its commodity price risk associated with market fluctuations by using derivative instruments for portions of its corn, soybean meal, alternative proteins and natural gas purchases, principally through exchange traded futures and

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options contracts. The terms of these contracts are generally less than one year. During the term of the contract, the Company balances positions daily with cash payments to or from the exchanges. At the termination of a contract, the Company has the ability to settle financially or by exchange for the physical commodity, in which case, the Company would deliver the contract against the acquisition of the physical commodity. The Company’s policy does not permit speculative commodity trading. The fair value of the Company’s open commodity derivative instruments at each period end is recognized in prepaid expenses and other current assets or accrued liabilities in the consolidated balance sheets. Changes in the fair value of these instruments are included in cost of goods sold in the consolidated statements of operations as incurred. Upon maturity, sale or other termination, gains and losses associated with these instruments are also recognized in cost of goods sold.
Foreign Currency Derivative Instruments
     The Company has foreign currency exposure related to the translation of the financial statements of its foreign operations into U.S. dollars and related to transacting business in countries with foreign currencies other than its functional currencies. The Company’s functional currencies, other than the U.S. dollar, include the Euro, Danish Krona and British Pound Sterling. The Company periodically enters into foreign currency options and forward contracts to seek to manage its exposure to exchange rate fluctuations on foreign currency translations. In addition, the Company has designated its Euro term loan facility as a hedge against a portion of the foreign currency exposure related to the net investment in its foreign operations. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contracts. The Company’s policy does not permit speculative trading related to foreign currency.
     The fair value of the Company’s open foreign currency derivative instruments at each period end is recognized in prepaid expenses and other current assets or accrued liabilities in the consolidated balance sheets. Changes in the fair value of foreign currency contracts that have been designated as cash flow hedges are recognized in accumulated other comprehensive income, net of deferred taxes, until they are realized, at which point, they are recognized in other income, net, in the consolidated statements of operations. The changes in fair value of foreign currency contracts that qualify for fair value hedging treatment are recognized in other income, net, in the consolidated statements of operations. Upon maturity, sale or other termination, gains and losses associated with these instruments are also recognized in other income, net.
Stock-Based Employee Compensation
     The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Under the intrinsic value method, the fair value of Parent’s Class A common stock at the date of the grant was less than or equal to the exercise price of the options resulting in no compensation expense. Stock options under Parent’s 1996 Stock Option Plan and 1999 Stock Incentive Plan were canceled and settled in cash at the fair value of the options as of the Acquisition date for $4.0 million, which has been recognized as transaction costs in the consolidated statement of operations for the predecessor period of fiscal 2005.
     Pro forma information for net loss and net loss available to common shares determined as if the Company accounted for its employee stock options under the minimum fair value method required by SFAS 123 follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor			Successor
			Period	Period
			January 2	October 24
			through	through
			October 23,	December 31,
	2003 restated	2004	2005	2005
Net loss, as reported	$(45,375)	$(45,592)	$(43,938)	$(784)
Less: Stock-based employee compensation expense determined based on the fair value method for all awards, net of income tax benefit	(8)	(6)	(5)	(350)

Pro forma net loss	$(45,383)	$(45,598)	$(43,943)	$(1,134)

Net loss available to common shares, as reported	$(58,877)	$(45,592)	$(43,938)	$(784)

Pro forma net loss available to common shares	$(58,885)	$(45,598)	$(43,943)	$(1,134)

     The effect of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income (loss) for future years.
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123R. SFAS 123R replaces SFAS 123 and supercedes SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure – An Amendment of FASB Statement No. 123 and APB Opinion No. 25. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting under APB 25 previously allowed under SFAS 123 and requires entities to recognize the cost of services received in exchange for awards of equity instruments, or compensation cost, based on the fair value of those awards at the grant date. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 for all awards granted after the effective date and for all awards modified, repurchased or canceled after that date. The Company meets the nonpublic entity criteria under SFAS 123R and will adopt SFAS 123R using the prospective method. Accordingly, upon adoption, the grant-date fair value of awards of equity share options and similar instruments granted subsequent to December 31, 2005 is to be calculated using the historical volatility of an appropriate industry sector index rather than expected volatility of the Company’s share price.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, or SFAS 151, which amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires those items to be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” and also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 with earlier application permitted for such costs incurred after the date this statement was issued. The Company does not anticipate that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its results of operations or financial position.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which requires entities to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated. Some of the Company’s manufacturing facilities contain asbestos. The asbestos is contained and current regulations do not require the remediation of this material until the building is demolished or is significantly modified. A liability for such retirement obligation has not been recognized in the consolidated financial statements as the timing of settlement is presently indeterminable and the fair value of this liability cannot be reasonably estimated. The Company does not expect this retirement obligation to have a material impact on the Company’s consolidated results of operations or financial position.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (3) Change in Accounting Principle
     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150. SFAS 150 requires companies to classify as liabilities those financial instruments that meet the definition of mandatorily redeemable, as defined in SFAS 150. SFAS 150 was effective for the first fiscal period beginning after December 15, 2003 for nonpublic entities. The Company adopted SFAS 150 as of the beginning of fiscal 2004 and, as a result, reclassified its Senior Preferred Stock (Redeemable), or senior preferred stock, to long-term debt in its consolidated balance sheets at the adoption date and recognized the related accretion and dividends beginning in fiscal 2004 as interest expense in its consolidated statements of operations. Prior to the adoption of SFAS 150, the Company recognized its senior preferred stock as a separate component of its consolidated balance sheets between the liabilities and equity sections and recognized the related accretion and dividends as a direct component of accumulated deficit.
     (4) Inventories
     A summary of inventories follows (in thousands):

	Predecessor	Successor
	end of	end of
	2004	2005
Raw materials	$16,041	$16,098
Packaging materials	20,564	20,172
Finished goods	34,573	31,280

	71,178	67,550
Less: Allowances	(2,857)	(2,381)

Total	$68,321	$65,169

     (5) Property, Plant and Equipment
     A summary of property, plant and equipment follows (in thousands):

	Predecessor	Successor
	end of	end of
	2004	2005
Land	$11,601	$14,013
Buildings and improvements	104,778	84,089
Machinery and equipment	320,097	178,511
Construction-in-progress	6,727	10,131

	443,203	286,744
Less: Accumulated depreciation	(185,133)	(1,756)

Total	$258,070	$284,988

     (6) Intangible Assets
     A summary of intangible assets follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor	Successor
	end of	end of
	2004	2005
Intangible assets with indefinite lives:
Customer relationship	$—	$137,000
Trademarks	62,517	—

	62,517	137,000

Intangible assets with estimable lives:
Customer relationships	—	146,509
Plate development costs	4,450	3,609
Software	761	255
Customer lists	3,804	—
Non-compete agreements and other contracts	6,344	—
Other	16	—

	15,375	150,373

Total	$77,892	$287,373

     The gross carrying value and accumulated amortization of intangible assets with estimable useful lives follows (in thousands):

	Predecessor		Successor
	end of 2004		end of 2005
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	value	amortization	value	amortization
Customer relationships	$—	$—	$148,413	$(1,904)
Plate development costs	18,535	(14,085)	4,005	(396)
Software	9,733	(8,972)	300	(45)
Customer lists	4,505	(701)	—	—
Non-compete agreements and other contracts	9,432	(3,088)	—	—
Other	150	(134)	—	—

Total	$42,355	$(26,980)	$152,718	$(2,345)

     A summary of the expected amortization expense for each of the next five succeeding fiscal years follows (in thousands):

Expected
Years ending	amortization
2006	$11,891
2007	11,092
2008	10,371
2009	10,034
2010	9,944

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (7) Other Assets
     A summary of other assets follows (in thousands):

	Predecessor	Successor
	end of	end of
	2004	2005
Debt issuance costs	$12,394	$10,373
Investments in joint ventures	4,649	8,837
Assets held for sale	—	2,976
Other	1,882	1,049

Total	$18,925	$23,235

     Debt issuance costs amortized into interest expense in fiscal 2003, 2004 and the predecessor and successor periods of fiscal 2005 were $3.0 million, $3.8 million, $3.5 million and $0.2 million, respectively. The Company paid debt issuance costs of $4.6 million associated with the Company’s new senior credit facility and $6.0 million associated with the issuance of the Company’s 10 5/8% senior subordinated notes, each of which was effected on October 24, 2005 in connection with the Financing Transactions.
     As of the end of fiscal 2005, the Company’s unconsolidated subsidiaries included 50% joint venture investments in two companies, Doane International Pet Products, LLC in the United States and Effeffe S.p.A in Italy. The Company’s previous majority-owned subsidiary, Crona, in Russia, was divested in fiscal 2004. On January 19, 2006, the Company purchased an additional 25% of Doane International Pet Products, LLC for $0.3 million. The Company will consolidate its 75% majority-owned interest in this subsidiary beginning as of the purchase date.
     As of the end of fiscal 2005, the Company’s assets held for sale included the property, plant and equipment associated with the three domestic facilities closed in conjunction with its fiscal 2005 cost savings initiatives.
     (8) Accrued Liabilities
     A summary of accrued liabilities follows (in thousands):

	Predecessor	Successor
	end of	end of
	2004	2005
Rebates and promotions	$20,838	$17,443
Compensation	17,407	15,945
Interest	11,237	11,964
Other	9,757	11,419

Total	$59,239	$56,771

     (9) Long-Term Debt and Liquidity
     A summary of long-term debt follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor	Successor
	end of	end of
	2004	2005
Revolving credit facility	$—	$—
U.S. dollar term loan facility	—	104,737
Euro term loan facility	—	54,481
Old term loan facility	194,513	—
10 3/4% senior notes	211,144	231,493
10 5/8% senior subordinated notes	—	150,843
9 3/4% senior subordinated notes	149,147	—
Industrial development revenue bonds	14,493	11,754
Debt of foreign subsidiaries	14,466	10,968

	583,763	564,276
Less: Current maturities	(3,673)	(3,158)

	580,090	561,118
Senior preferred stock	106,421	—

Total	$686,511	$561,118

     Financing Transactions
     In connection with the Acquisition, the Company effected a series of recapitalization transactions, referred to as the Financing Transactions, and together with the Acquisition, as the Transactions, including, among others:
•	The termination and full settlement of the Company’s old $230.0 million senior credit facility and the closing of a new $210.0 million senior credit facility;

•	the closing of the private placement of $152.0 million in aggregate principal amount of 10 5/8% senior subordinated notes due 2015 at an original issue discount of 99.2% and the subsequent exchange of these private placement notes for $152.0 million of 10 5/8% senior subordinated notes due 2015 that have been registered with the Securities and Exchange Commission;

•	the redemption of the Company’s 9 3/4% senior subordinated notes due 2007 at a price of 100% of the aggregate principal amount of $150.0 million, plus accrued and unpaid interest to, but not including, the redemption date of November 22, 2005 and resulted in a total redemption amount of $157.7 million;

•	the redemption of the Company’s 14.25% senior preferred stock at a purchase price equal to 101% of the liquidation value thereof, which included a 1% change of control premium, plus accrued and unpaid dividends to, but not including, the redemption date of November 22, 2005 and resulted in a total redemption amount of $125.2 million; and

•	the repurchase of $2.8 million aggregate principal amount of the Company’s 7.25% Ottawa County Finance Authority Industrial Development Revenue Bonds at a purchase price equal to 101% of the principal amount thereof, which included a 1% change of control premium, plus accrued and unpaid interest to, but not including, the repurchase date of December 22, 2005.
New Senior Credit Facility
     On October 24, 2005, the Company entered into a new senior credit facility with a syndicate of banks and other institutional investors, as lenders, and Lehman Commercial Paper Inc., as administrative agent. The new $210.0 million senior credit facility provides for a $55.0 million U.S. dollar equivalent term loan facility denominated in Euros (the Euro term loan facility), a $105.0 million U.S. dollar term loan facility and a $50.0 million multi-

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currency revolving credit facility with a $15.0 million sub-limit for Euro-denominated revolving credit loans. The credit agreement provides that all borrowings denominated in U.S. dollars under the senior credit facility bear interest, at the Company’s option, at a rate per annum equal to an applicable margin, plus (i) the higher of (x) the prime rate or (y) the federal funds effective rate, plus one half percent (0.50%) per annum or (ii) the Eurodollar rate. All borrowings denominated in Euros bear interest at a rate per annum equal to the EURIBOR rate plus an applicable margin. In addition to paying interest on outstanding principal under the senior credit facility, the Company is required to pay a commitment fee to the lenders related to unutilized loan commitments at a rate of 0.50% per annum. The revolving credit facility matures on October 24, 2010 and the term loan facilities mature on October 24, 2012, except that all facilities terminate 91 days prior to the maturity of the Company’s senior notes, unless the senior notes are redeemed or refinanced. Availability of funds under the senior credit facility is subject to certain customary terms and conditions.
     The Company is required to make quarterly principal payments of 0.25% of the aggregate principal amount borrowed under each of the term loan facilities for the first six years and nine months after the closing date with the remainder payable at maturity. The loans under the senior credit facility may be prepaid and commitments may be reduced. Optional prepayments of the term loan facilities may not be reborrowed. Subject to certain exceptions, the senior credit facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, 50% of the net proceeds from equity offerings and 75% of excess cash flow for each fiscal year (reducing to 50% based on performance levels agreed upon) must be used to pay down outstanding borrowings.
     The obligations under the Company’s senior credit facility are guaranteed by Parent and by each of the Company’s domestic restricted subsidiaries. In addition, the senior credit facility is secured by first priority perfected security interests in substantially all of the Company’s existing and future material assets and the existing and future material assets of its subsidiary guarantors, except that only up to 65% of the capital stock of its first-tier foreign subsidiaries is pledged in favor of the lenders under the senior credit facility. The senior credit facility contains certain financial and other covenants usual and customary for a secured credit agreement.
     The Company had no borrowings outstanding under its revolving credit facility as of the end of fiscal 2005, and $4.5 million of letters of credit issued and undrawn, resulting in $45.5 million of availability under its revolving credit facility. As of the end of fiscal 2005, the U.S. dollar term loan facility bore interest of 6.8% and the Euro term loan facility bore interest of 3.8%. The Company was in compliance with the financial covenants of its senior credit facility as of the end of fiscal 2005.
New 10 5/8% Senior Subordinated Notes
     On October 24, 2005, the Company closed on a private placement of $152.0 million in aggregate principal amount of new 10 5/8% senior subordinated notes due November 15, 2015. The senior subordinated notes were issued at a discount of 99.2% of par, resulting in gross proceeds of $150.8 million. The discount is being amortized as non-cash interest expense over the term of the senior subordinated notes. Interest on the senior subordinated notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2006, and will be computed on the basis of a 360-day year comprised of twelve 30-day months. On March 16, 2006, the Company completed the exchange of the privately placed senior subordinated notes for $152.0 million of 10 5/8% senior subordinated notes due 2015 that have been registered with the Securities and Exchange Commission.
     The senior subordinated notes are general unsecured senior subordinated obligations of the Company and are expressly subordinated in right of payment to all the existing and future senior indebtedness of the Company and senior in right of payment to any current or future indebtedness of the Company that, by its terms, is subordinated to the senior subordinated notes. The senior subordinated notes are effectively subordinated to all existing and future secured indebtedness of the Company and its subsidiaries and are structurally subordinated to all indebtedness and other liabilities, including trade payables, of each non-guarantor subsidiary of the Company. The senior subordinated notes are unconditionally guaranteed on an unsecured senior subordinated basis by each existing and future domestic restricted subsidiary of the Company. The senior subordinated notes have certain covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur or guarantee

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional indebtedness and issue preferred stock, pay dividends or make certain other distributions, create liens, sell assets, place restrictions on the ability of its restricted subsidiaries to pay dividends or make certain other distributions, engage in mergers or consolidations with other entities, engage in certain transactions with affiliates and make certain investments.
     Subject to certain conditions, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the senior subordinated notes with the net cash proceeds of one or more equity offerings at a redemption price of 110.625% of the principal amount thereof plus accrued and unpaid interest, if any, and additional interest, if any, thereon to, but not including, the redemption date. The senior subordinated notes are otherwise not redeemable until November 15, 2010. On and after November 15, 2010, the Company may at any time redeem all or, from time to time, a part of the senior subordinated notes at the following redemption prices, plus accrued and unpaid interest, if any, and additional interest, if any, to the applicable redemption date:

Years beginning
November 15,	Percentage
2010	105.313%
2011	103.542%
2012	101.771%
2013 and thereafter	100.000%
10 3/4% Senior Notes
     On February 28, 2003, the Company issued $213.0 million in aggregate principal amount of 10 3/4% senior notes due March 1, 2010, or senior notes, with interest payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2003. The senior notes were issued at a discount of 98.8% of par that was being amortized as interest expense over the term of the notes leading up to the Transactions. At the date of the Transactions, the Company recorded the senior notes at their fair value, which resulted in a premium of 109% of face value that is being amortized over the remaining term of the senior notes as a reduction of interest expense. The senior notes are general unsecured obligations and are effectively subordinated in right of payment to all secured indebtedness and senior in right of payment to any current or future indebtedness of the Company that, by its terms, is subordinated to the senior notes. The senior notes have certain covenants that have restrictions on dividends, distributions, indebtedness, affiliate transactions and lines of business.
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
Industrial Development Revenue Bonds
     On March 12, 1997, the Company issued $6.0 million of 7.25% Ottawa County Finance Authority Industrial Development Revenue Bonds, or the Miami Bonds, of which $3.0 million remains outstanding as of the end of fiscal 2005. The Miami Bonds are subject to mandatory redemption prior to maturity, under certain circumstances, at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, in varying principal amounts on June 1 of each year beginning in 2007 through final maturity in 2017. The Miami Bonds are senior secured obligations of the Company and effectively rank senior to the Company’s unsecured debt to the extent of the value of the assets that serve as collateral and otherwise rank on a parity in right of payment with all other senior indebtedness of the Company. The Company repurchased $2.8 million if the Miami Bonds on December 22, 2005 in conjunction with the Financing Transactions. The Company received waivers from the remaining holders of its Miami bonds in connection with the Acquisition related to the change of control provisions in the indenture.
     On July 24, 1998, the Company issued $9.0 million of 6.25% Oklahoma Development Finance Authority Industrial Development Revenue Bonds, Series 1998, or the Clinton Bonds, through the Oklahoma Development Finance Authority. The Clinton Bonds are subject to mandatory redemption prior to maturity, under certain circumstances, at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, in varying principal amounts on July 15 of each year beginning in 2018 through final maturity in 2023. The Clinton Bonds are senior secured obligations of the Company and effectively rank senior to the Company’s unsecured debt to the extent of the value of the assets that serve as collateral and otherwise rank on a parity in right of payment with all other senior indebtedness of the Company. On their issuance date, the Company’s wholly-owned subsidiary, DPC Investment Corp., purchased the bonds and then sold these bonds on May 6, 1999 to third parties at a net price of $8.7 million. The Company received waivers from the holders of its Clinton bonds in connection with the Acquisition related to the change of control provisions in the indenture.
Debt of Foreign Subsidiaries
     In fiscal 2004, the Company refinanced its previous FIH (Finansierings Instituttet for Industri og Handvaerk A/S, a Danish lender) loans, denominated in Euros (€), and the majority of its Danish Krona, or DKK-denominated, debt by entering into a new FIH loan, denominated in Euros. As of the end of fiscal 2005, the outstanding balance on the new FIH loan was €9.3 million ($11.0 million assuming a Euro to U.S. dollar exchange rate of 1.184). The new FIH loan has a fixed interest rate of 5.05% and matures in 2012. The Company received a waiver from the lender of its FIH loans in connection with the Acquisition related to the change of control provisions in the credit agreement.
Old Senior Credit Facilities
     The Company entered into its previous senior credit facility in November 2004 with a syndicate of institutional investors, as lenders, and Credit Suisse First Boston, as administrative agent. The November 2004 senior credit facility provided for total commitments of $230.0 million, consisting of a $195.0 million term loan facility and a $35.0 million revolving credit facility with a $20.0 million sub-limit for issuance of stand-by letters of credit. The term loan facility bore interest, at the option of the Company, of adjusted LIBOR plus 4.00%, or ABR plus 3.00%. The revolving credit facility bore interest, at the option of the Company, of adjusted LIBOR plus 4.50%, or ABR plus 3.50%. The Company settled all outstanding borrowings under the November 2004 senior credit facility on October 24, 2005 in conjunction with the Financing Transactions.
     The Company incurred pre-tax losses from debt extinguishment of $4.4 million and $4.1 million in fiscal 2003 and 2004, respectively. The fiscal 2004 debt extinguishment resulted from the write-off of unamortized debt

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issuance costs in connection with the November 2004 senior credit facility refinancing. Prior to the November 2004 senior credit facility, the Company entered into a senior credit facility in May 2000 with a syndicate of banks and other institutional investors. The fiscal 2003 debt extinguishments consisted of $4.1 million related to the February 2003 repayments and amendments to the May 2000 senior credit facility that occurred concurrent with the issuance of the 10 3/4% senior notes and full repayment of promissory notes under a shareholder loan. The remaining $0.3 million related to the write-off of a pro-rata portion of unamortized debt issuance costs for a $15.0 million optional prepayment made by the Company on the May 2000 senior credit facility following the February 2003 refinancing.
Old 9 3/4% Senior Subordinated Notes
     On November 12, 1998, the Company issued $150.0 million in aggregate principal amount of 9 3/4% Senior Subordinated Notes due May 15, 2007, or the old senior subordinated notes, with interest payable semi-annually on May 15 and November 15 of each year. The old senior subordinated notes were issued at a discount of 98.0% of par amortized as interest expense over the term of the notes. The old senior subordinated notes were general unsecured obligations and were subordinated in right of payment to all senior indebtedness and senior in right of payment to any current or future indebtedness of the Company that, by its terms, is subordinated to the old senior subordinated notes. The Company redeemed its old senior subordinated notes for $157.7 million on November 22, 2005 in conjunction with the Financing Transactions.
Senior Preferred Stock (Redeemable)
     On October 5, 1995, the Company authorized 3,000,000 shares of senior preferred stock, of which 1,200,000 shares of 14.25% Senior preferred stock due 2007 were issued, with an initial liquidation preference of $25 per share, or $30.0 million for all shares. The senior preferred stock was initially recorded at the net proceeds of $17.1 million after deducting $12.9 million paid to the Company for 5,417,912 warrants of Parent, which were issued in connection with the senior preferred stock. Pursuant to SFAS 150, as of the beginning of fiscal 2004, the senior preferred stock, including the cumulative accretion and dividends, was reclassified to long-term debt in the Company’s consolidated balance sheet and the related accretion and dividends have been recognized as interest expense in the consolidated statement of operations. As of the end of fiscal 2004, the cumulative accretion was $9.9 million and the cumulative dividends were $79.4 million associated with the senior preferred stock. The Company redeemed its senior preferred stock for $125.2 million on November 22, 2005 in conjunction with the Financing Transactions.
Annual Maturities of Long-Term Debt
     A summary of the annual maturities of long-term debt as of the end of fiscal 2005 follows (in thousands):

Maturities by year
2006	$3,158
2007	3,360
2008	3,504
2009	3,623
2010	235,209
2011 and thereafter	315,422

Total	$564,276

     (10) Fair Value of Financial Instruments
     A summary of the estimated fair value of financial instruments, other than current assets and liabilities, follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor end of 2004		Successor end of 2005
		Estimated		Estimated
	Book value	fair value	Book value	fair value
Long-term debt:
U.S. dollar term loan facility	$—	$—	$104,737	$106,047
Euro term loan facility	—	—	54,481	55,025
Old term loan facility	194,513	197,431	—	—
10 3/4% senior notes	211,144	225,924	231,493	231,371
10 5/8% senior subordinated notes	—	—	150,843	158,650
9 3/4% senior subordinated notes	149,147	146,910	—	—
Senior preferred stock	106,421	106,421	—	—
Other	28,959	28,959	22,722	22,722

	$690,184	$705,645	$564,276	$573,815

Derivative instruments:
Commodity	$232	$232	$1,810	$1,810
Foreign currency	—	—	471	471
     The fair value of long-term debt was determined based on the traded market price, where available, on the date closest to the Company’s fiscal year end. The Company considers the carrying value of its other long-term debt to approximate fair value.
     (11) Common Stock and Warrants of Parent
     In connection with the Acquisition, the certificates of incorporation of Parent and the Company were amended to provide that the authorized capital stock of each of Parent and the Company consists of Class A common stock and Class B common stock, each with par value of $0.01 per share. OTPP and members of the Company’s senior management beneficially own 98.5% and 1.5% of Parent’s Class A common stock, respectively. OTPP is the record owner of 29.9%, but beneficially owns 100%, of Parent’s Class B common stock and the remaining 70.1% is owned by an entity that is wholly-owned by Law Debenture Corporation, p.l.c., a provider of trustee services organized under the laws of the United Kingdom, referred to as the Jersey Entity. As of the closing of the Acquisition, Parent owns 100% of the Company’s Class A common stock and 29.9% of its Class B common stock. The remaining 70.1% of the Company’s Class B common stock is owned by the Jersey Entity.
     The holders of Class A common stock of Parent and the Company are entitled to vote on all matters of the respective entities, except that the holders of Class A common stock shall not have the right to vote on the election or removal of directors. Except, as otherwise required by law, the holders of Class B common stock are entitled to vote only for the election or removal of directors of the respective entities. Both the Class A and Class B common stock holders of each entity are entitled to one vote per share on all matters on which they are entitled to vote; neither has cumulative voting rights. Holders of Class A common stock of each entity and Class B common stock of Parent are entitled to receive, ratably, on a per share basis, such dividends as may be declared by the respective board of directors from time to time. Holders of the Company’s Class B common stock are not entitled to any dividends.
     As of the end of fiscal 2004, Parent had 5,417,912 warrants outstanding with an exercise price of $0.0025 for each warrant and 8,966,607 warrants outstanding with an exercise price of $0.01 for each warrant. These warrants were issued in connection with the Company’s issuance of senior preferred stock in 1995 and in connection with a shareholder loan of the Company in 2001 that has been repaid. The holders of these warrants were entitled to the right to pay their respective exercise price and within 60 days of making such payment to receive one share of Class A common stock for each warrant exercised. Of the total warrants, 45,652 warrants with an exercise price of $0.01

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for each warrant were exercised in the predecessor period of fiscal 2005. In accordance with the Agreement and Plan of Merger dated August 28, 2005, Parent canceled and paid all holders of outstanding and unexercised warrants cash in exchange for the cancellation of their rights as warrant holders. The amount paid to the holders was equal to the difference between the share price of Parent’s Class A common stock paid to the former equity holders, or approximately $3.60 per share, and the exercise price of the warrants. A total of 14,338,957 warrants were canceled and the holders were paid $43.5 million by the Company on October 24, 2005.
     (12) Stock Option Plan of Parent
     In connection with the Acquisition, Parent terminated its existing stock option plans and established a new stock option plan, the Doane Pet Care Enterprises, Inc. Stock Incentive Plan (the 2005 Stock Incentive Plan), which covers certain employees of the Company. Prior to the Acquisition, certain employees of the Company were covered under two stock-based employee compensation plans of the Company’s Parent, the 1996 Stock Option Plan and the 1999 Stock Incentive Plan. The termination of the previous plans was effected by immediately vesting all unvested outstanding options and then canceling and settling all options under the previous plans in cash.
     A summary of the activity associated with the stock option plans follows:

		Weighted-
	Number of	average exercise
	options	price
Outstanding at end of fiscal 2002 (predecessor)	3,804,000	$2.50
Granted	725,000	2.57
Exercised	—	—
Forfeited	(333,650)	2.50

Outstanding at end of fiscal 2003 (predecessor)	4,195,350	2.51
Granted	135,000	2.57
Exercised	—	—
Forfeited	(591,200)	2.51

Outstanding at end of fiscal 2004 (predecessor)	3,739,150	2.51
Granted	—	—
Exercised	—	—
Forfeited	(74,502)	2.52
Settlement	(3,664,648)	2.51

Outstanding at October 23, 2005 (predecessor)	—	—
Granted	272,668	100.00
Exercised	—	—
Forfeited	—	—

Outstanding at end of fiscal 2005 (successor)	272,668	100.00

     Under the 2005 Stock Incentive Plan, a total of 9.5%, or 326,175 shares, of the fully-diluted Class A common stock of Parent is available for option grants. In the successor period of fiscal 2005, Parent granted 272,668 of the total authorized shares to senior management and other key employees of the Company with an exercise price of $100 per share, which was equal to the fair value of the common stock on the date of the grants. These stock options have a 10-year life and vest ratably in five equal installments on each of the first five anniversaries of the effective date of such grants with the potential for accelerated vesting upon a change of control of Parent. At the end of fiscal 2005, the Company had 272,668 options outstanding at an exercise price of $100 per share and a weighted-average contractual remaining life of 9.8 years.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At the end of fiscal 2003 and 2004, Parent had total exercisable options of 1,956,273 and 2,303,884, respectively, under the two previous stock option plans. The weighted-average exercise price of options exercisable was $2.51 in each of fiscal 2003 and 2004. Under the previous plans, each stock option granted allowed for the purchase of one share of Parent’s common stock upon vesting and expired ten years from the date of grant. Substantially all of the grants had a time-vesting schedule pursuant to which 50% of an individual’s stock options would vest two years after the grant date, 25% would vest after the third year, and the remaining 25% would vest after the fourth year.
     The Company and its Parent elected to continue to follow APB 25, as permitted by SFAS 123, to account for fixed stock awards granted to employees. Using the intrinsic value method, the Company did not recognize any compensation expense in fiscal 2003, 2004 and the predecessor and successor periods of fiscal 2005 related to stock options, except for the settlement of the stock options in fiscal 2005 in connection with the Acquisition. All stock options under the Company’s 1996 Stock Option Plan and 1999 Stock Incentive Plan were canceled and settled in cash as of the Acquisition date for an amount equal to the difference between the common stock conversion amount of $3.60 per share and the exercise price of the options for $4.0 million, which represents the total settlement amount of all options. The options settlement has been recognized as transaction costs in the consolidated statement of operations for the predecessor period of fiscal 2005. Under SFAS 123, the Company has the option to use the minimum fair value method, which requires the use of option valuation models, to determine compensation expense related to its stock awards granted to employees or is otherwise required to make pro forma disclosures on the impact of using this method on net income (loss) and net income (loss) available to common shares. To determine the required pro forma disclosures, the Company uses the Black-Scholes Option Pricing Model to estimate the fair value of its employee stock options. In addition, the Company used the assumptions of a weighted-average risk-free rate of return of 4.2%, 4.3%, 4.7% as of the end of fiscal 2003, 2004 and 2005, respectively, an expected life for options outstanding of nine years as of the end of fiscal 2003 and 2004 and six years as of the end of fiscal 2005, 28% volatility and no payments of dividends. These assumptions yielded a minimal amount of fair value per share for options granted in each of fiscal 2003 and 2004, and $37.48 per share in the successor period of fiscal 2005.
     (13) Accumulated Other Comprehensive Income (Loss)
     A summary of accumulated other comprehensive income (loss) follows (in thousands):

				Accumulated
	Foreign	Minimum	Unrealized and	other
	currency	pension liability,	realized gains	comprehensive
	translation	net	(losses), net	income (loss)
Predecessor balances at the end of 2002	$16,475	$(5,584)	$(1,333)	$9,558
Other comprehensive income	31,021	569	1,333	32,923

Predecessor balances at the end of 2003	47,496	(5,015)	—	42,481
Other comprehensive income (loss)	20,243	(74)	—	20,169

Predecessor balances at the end of 2004	67,739	(5,089)	—	62,650
Other comprehensive loss	(32,615)	(698)	—	(33,313)

Predecessor balances at October 23, 2005	35,124	(5,787)	—	29,337
Elimination of predecessor balances in connection with the Acquisition	(35,124)	5,787	—	(29,337)

Successor balances at October 24, 2005	—	—	—	—
Other comprehensive loss	(992)	—	—	(992)

Successor balances at the end of 2005	$(992)	$—	$—	$(992)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of the end of fiscal 2004, the Company had a cumulative translation net gain consisting of a cumulative gain of $86.9 million for the translation of the financial statements of the Company’s previous foreign operations into U.S. dollars, partially offset by $19.2 million cumulative translation loss for the Company’s previous Euro-denominated debt translated to U.S. dollars and designated as a hedge against the net investment in Europe through the final repayment date. As of the end of fiscal 2005, the Company had a cumulative translation net loss of $1.0 million, consisting of a $1.4 million cumulative translation loss for the translation of the financial statements of the Company’s foreign operations and a $0.4 million cumulative translation gain for the impact of the Euro term loan facility designated as a hedge of the net investment in Europe that was entered into in connection with the senior credit facility effected on the Acquisition date.
     (14) Operating Leases
     The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions, including usual and customary renewal and fair value purchase options. A summary of the future annual minimum lease payments required under lease commitments with initial or remaining terms in excess of one year as of the end of the fiscal 2005 follows (in thousands):

Minimum
Years ending	annual payments
2006	$3,770
2007	3,198
2008	3,066
2009	2,013
2010	618
2011 and thereafter	2,706

$15,371

     Rent expense for fiscal 2003, 2004 and the predecessor and successor periods of fiscal 2005 was $7.2 million, $6.4 million, $5.5 million and $1.3 million, respectively.
     (15) Other Operating Expenses (Income)
     A summary of other operating expenses (income) follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor			Successor
			January 2	October 24
			through	through
			October 23,	December 31,
	2003	2004	2005	2005
Transaction costs	$—	$333	$23,370	$—
Litigation settlements	—	(612)	(3,189)	(1,890)
Other miscellaneous costs	—	—	327	665

Restructuring costs:
Plant closure costs	—	3,820	171	258
Severance	—	3,157	2,387	343
Asset impairments	7,727	215	6,129	—
Revision to estimates	(500)	65	(499)	—

Total restructuring costs	7,227	7,257	8,188	601

Total other operating expenses (income)	$7,227	$6,978	$28,696	$(624)

Transaction Costs
     Transaction costs for the predecessor period of fiscal 2005 primarily relate to the Acquisition and include transaction fees and expenses of $3.4 million incurred by the Company prior to the Acquisition and compensation expenses of $20.0 million associated with the payment of transaction bonuses and the settlement of all outstanding stock options of Parent in cash.
Litigation Settlements
     Fiscal 2004 litigation settlements included $0.6 million of proceeds from an arbitration award and $0.7 million of proceeds received from a favorable lawsuit settlement, partially offset by $0.7 million paid by the Company to a former vendor as settlement costs.
     Fiscal 2005 litigation settlements for the predecessor and successor periods of fiscal 2005 relate to proceeds received from favorable lawsuit settlements.
Restructuring Costs
     Fiscal 2003 restructuring costs of $7.2 million consisted of $5.3 million related to the Company’s European restructuring plan, $2.4 million related to a divestiture and $0.5 million of net positive revisions to estimates of previously accrued restructuring costs. In December 2003, the Company finalized plans to consolidate its wet pet food operations in Vrä, Denmark into its facility in Esbjerg, Denmark and its expanded facility in Carat, Austria during fiscal 2004. As a result, the Company recorded asset impairments of $5.3 million for the building and certain equipment from the Vrä, Denmark facility to be disposed of or sold. In January 2004, the Company divested its 51% interest in Crona, which owns a manufacturing facility in Tver, Russia, and recorded asset impairments of $2.4 million in the fourth quarter of fiscal 2003 based on an evaluation of the net assets of this facility. The Company’s net positive revisions to estimates of previously accrued restructuring costs primarily related to plant closures in prior years.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Fiscal 2004 restructuring costs consisted of $7.0 million related to the Company’s European restructuring plan and $0.3 million related to domestic plant closures. In fiscal 2004, the Company expanded its European restructuring plan to include the reorganization of certain European subsidiaries to more efficiently manage its foreign operations and reduce selling, general and administrative expenses. The Company recorded $3.2 million of severance costs, $2.5 million of installation costs for transferred equipment from the Vrä, Denmark facility and $1.3 million of costs for manufacturing inefficiencies during the transition period. The Company completed its European restructuring plan in the fourth quarter of fiscal 2004. In addition, the Company had asset impairments of $0.2 million primarily related to machinery and equipment at a U.S. distribution facility that was closed during fiscal 2004 and net revisions to estimates of previously accrued restructuring costs of $0.1 million primarily related to plant closures in prior years.
     In the predecessor period of fiscal 2005, the Company entered into certain initiatives to reduce its cost structure and to increase operating efficiencies. These initiatives included the closure of three U.S. manufacturing facilities, the permanent shutdown of the dry pet food production lines at its Portland, Indiana manufacturing facility and a reduction of its U.S. corporate salaried workforce by approximately 7%. The three manufacturing facility closures were the Cartersville, Georgia dry pet food facility, the Hillburn, New York biscuit facility and the Delavan, Wisconsin semi-moist facility. The Company also closed a sales office in Germany. In connection with these cost savings initiatives, the Company incurred asset impairment charges of $6.1 million and severance costs of $2.4 million in the fiscal 2005 predecessor period and severance costs of $0.3 million in the fiscal 2005 successor period, and expects to incur future costs of $0.4 million primarily related to the carrying costs of the closed facilities. The Company also had revisions to estimates of previously accrued restructuring costs of $0.5 million in the predecessor period primarily related to plant closures in prior years.
     A summary of the activity for the Company’s accrued restructuring costs for fiscal 2003, 2004 and the predecessor and successor periods of fiscal 2005 follows (in thousands):

Predecessor balance at end of 2002	$2,752
Revisions to estimates	(500)
Cash payments and other	(1,098)

Predecessor balance at end of 2003	1,154
Plant closure costs	3,820
Severance	3,157
Revisions to estimates	65
Cash payments and other	(7,474)

Predecessor balance at end of 2004	722
Plant closure costs	171
Severance	2,387
Revision to estimates	(311)
Cash payments and other	(945)

Predecessor balance at October 23, 2005	2,024
Plant closure costs	258
Severance	343
Cash payments and other	(918)

Successor balance at the end of 2005	$1,707

     The future expected payout of the Company’s accrued restructuring costs, primarily for severance, as of the end of fiscal 2005 follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ending
2006	$1,380
2007	327
Total	$1,707
(16) Income Taxes
A summary of income tax expense (benefit) follows (in thousands):

	Predecessor			Successor
			January 2	October 24
			through	through
			October 23,	December 31,
	2003	2004	2005	2005
Current:
Federal	$—	$—	$—	$—
State and local	—	—	—	—
Foreign	1,395	709	600	886

Net current tax expense	1,395	709	600	886

Deferred:
Federal	19,740	3,453	3,050	726
State and local	3,600	630	339	81
Foreign	304	332	105	(579)

Net deferred tax expense	23,644	4,415	3,494	228

Total income tax expense	$25,039	$5,124	$4,094	$1,114

A summary of income (loss) before income taxes by domestic and foreign source follows (in thousands):

	Predecessor			Successor
			January 2	October 24
			through	through
			October 23,	December 31,
	2003	2004	2005	2005
Domestic	$(2,211)	$(19,095)	$(24,408)	$206
Foreign	(18,125)	(21,373)	(15,436)	124

Total	$(20,336)	$(40,468)	$(39,844)	$330

     Income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 35% to pre-tax income (loss) as follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor			Successor
			January 2	October 24
			through	through
			October 23,	December 31,
	2003	2004	2005	2005
Computed “expected” U.S. federal tax expense (benefit)	$(7,118)	$(14,164)	$(13,963)	$116
State and local tax expense	2,340	409	(398)	62
Foreign tax expense (benefit)	1,271	382	1,978	(419)
Senior preferred stock	—	5,379	4,910	477
Meals and entertainment, and other	84	59	63	12
Change in valuation allowance	28,462	13,059	11,504	866

Total	$25,039	$5,124	$4,094	$1,114

     A summary of the income tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities follows (in thousands):

	Predecessor	Successor
	end of	end of
	2004	2005
Current deferred tax assets (liabilities):
Accounts receivable	$652	$731
Inventories	1,795	547
Accrued liabilities and other allowances	5,203	5,362
Valuation allowance	(5,236)	(1,246)

Net current deferred tax assets	$2,414	$5,394

Noncurrent deferred tax assets (liabilities):
Net operating loss carryforwards	$55,653	$70,713
Property, plant and equipment	(22,721)	(40,580)
Goodwill and other assets	(26,634)	(116,918)
Long-term debt	—	7,776
Accumulated other comprehensive income	3,240	—
Foreign assets	11,761	22,670
Foreign liabilities	(5,400)	(29,564)
Other	662	2,673
Valuation allowance	(50,202)	(15,530)

Net noncurrent deferred tax liabilities	(33,641)	(98,760)

Total net deferred tax liabilities	$(31,227)	$(93,366)

     At the end of fiscal 2004, the Company had U.S. federal and state income tax receivables of $0.7 million and foreign income tax payables of $0.8 million. At the end of fiscal 2005, the Company had no U.S. federal and state income tax receivables or payables, and foreign income tax payables of $1.3 million. The Company’s total deferred tax assets, including U.S. federal and state, and foreign, net operating loss, or NOL, carryforwards, were $79.0 million and $110.5 million as of the end of fiscal 2004 and 2005, respectively, and its total deferred tax liabilities were $54.8 million and $187.1 million, respectively. As of the end of fiscal 2004 and 2005, the Company’s U.S. federal NOL carryforwards were $142.2 million and $181.8 million, respectively, and its foreign NOL carryforwards were $22.6 million and $59.6 million, respectively. The Company’s U.S. federal and state NOL carryforwards are available to offset future taxable income through 2025. Utilization of the U.S. federal NOL carryforwards are limited annually pursuant to Internal Revenue Code Section 382. The Company’s foreign NOL carryforwards as of the end of fiscal 2005 resulted in deferred tax assets of $16.7 million, which are indefinite in duration.

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
     Primarily due to the magnitude of operating losses in fiscal 2003 and 2004 and the predecessor and successor periods of fiscal 2005, and the variability of historical earnings, management has determined the Company no longer meets the “more likely than not” recoverability criteria necessary to recognize deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. The Company’s consolidated valuation allowance against its domestic and foreign deferred tax assets was $55.4 million and $16.8 million as of the end of fiscal 2004 and 2005, respectively. In connection with the Acquisition and the allocation of the purchase price, the valuation allowance at October 24, 2005 was reduced to $15.9 million. For the predecessor period from January 2 through October 23, 2005, the Company recognized increases in the valuation allowance of $11.4 million against its U.S. federal and state deferred tax assets and $3.2 million against its foreign deferred tax assets. For the successor period from October 24 through December 21, 2005, the Company recognized increases in the valuation allowance of $0.2 million against its U.S. federal and state deferred tax assets and increases of $0.7 million against its foreign deferred tax assets. During fiscal 2004, the Company recognized increases in the valuation allowance of $14.5 million against its U.S. federal and state deferred tax assets and $1.3 million against its foreign deferred tax assets. The $1.3 million increase in foreign valuation allowance in fiscal 2004 includes a $6.3 million reduction of a previously recorded valuation allowance due to the elimination of a deferred tax asset from a tax law change in one of the foreign jurisdictions in which the Company operates.
     Cumulative undistributed earnings of the Company’s foreign operations were $19.1 million as of the end of fiscal 2004. These earnings were considered indefinitely reinvested and, accordingly, no deferred taxes had been recognized. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. Determination of the amount of unrecognized deferred tax liability is not practical because of complexities in tax laws and assumptions associated with its calculation. The Company had no cumulative undistributed earnings as of the end of fiscal 2005.
     (17) Employee Benefit Plans
Pension and Other Postretirement Plans
     The Company has a defined benefit, non-contributory inactive pension plan which was frozen on May 28, 1998. As a result, future benefits no longer accumulate and the Company no longer incurs service cost related to the plan. The Company’s funding policy for this inactive plan is to make the minimum annual contribution required by applicable regulations. The Company also has an active pension plan covering approximately 40 union employees at one of its facilities as of the end of fiscal 2005. The Company also has salary continuation agreements with 19 persons as of the end of fiscal 2005. Under these agreements, participants who reach age 55 and have 10 years of service with the Company begin vesting in their benefits, which are payable in 10 equal annual installments after retirement. The salary continuation agreements also include a death benefit such that in the event of a participant’s death, the beneficiary would receive an annual death benefit over the longer of 10 years or the number of years from the year of death to the year in which the participant would have reached age 65. In addition, the Company has a separate deferred compensation agreement with a former employee that provides for payments over 10 consecutive years, of which three years and two months remain as of the end of fiscal 2005. The pension benefit disclosures below include the salary continuation and deferred compensation agreements.
     The Company has a postretirement healthcare plan that provides medical coverage for eligible retirees and their dependents. The Company pays benefits under this plan when due and does not fund its plan obligations as they

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accrue; therefore, there are no plan assets. The Company uses a December 31 measurement date for its pension and other postretirement plans.
     A summary of the benefit obligations and funded status for the Company’s pension and other postretirement plans follows (in thousands):

	Pension benefits			Other postretirement benefits
	Predecessor		Successor	Predecessor		Successor
			October 24			October 24
		January 2	through		January 2	through
		through	December		through	December
		October 23,	31,		October 23,	31,
	2004	2005	2005	2004	2005	2005
Change in benefit obligation:
Benefit obligation, beginning of period	$17,262	$18,206	$18,028	$5,014	$4,017	$2,031
Service cost	34	32	30	11	14	2
Interest cost	1,049	820	230	259	171	19
Plan participants’ contributions	—	—	—	182	150	30
Benefits paid	(1,247)	(961)	(341)	(424)	(381)	(72)
Actuarial (gain) loss	1,078	(69)	42	385	(1,940)	—
Salary continuation and deferred compensation agreements	—	—	3,873	—	—	—
Plan amendments	30	—	—	(1,410)	—	—

Benefit obligation, end of period	18,206	18,028	21,862	4,017	2,031	2,010

Change in plan assets:
Fair value of plan assets, beginning of period	16,562	17,023	15,960	—	—	—
Employer contributions	83	81	62	242	231	42
Plan participants’ contributions	—	—	—	182	150	30
Actual return on plan assets	1,625	(183)	792	—	—	—
Benefits paid	(1,247)	(961)	(341)	(424)	(381)	(72)

Fair value of plan assets, end of period	17,023	15,960	16,473	—	—	—

Funded status	(1,183)	(2,068)	(5,389)	(4,017)	(2,031)	(2,010)
Unrecognized net (gain) loss	8,328	9,026	(511)	1,905	—	—
Unrecognized prior service cost	192	183	—	(1,605)	—	—
Unrecognized transition obligation	49	46	—	—	—	—

Net amount recognized	$7,386	$(7,187)	$(5,900)	$(3,717)	$(2,031)	$(2,010)

     The Company uses alternative methods to amortize unrecognized prior service cost and unrecognized net (gain) loss associated with its pension and other postretirement plans. The unrecognized prior service cost is amortized using the straight-line method and unrecognized net (gain) loss in excess of the 10% corridor is amortized over the average remaining working lifetime of active participants for the pension plans and the average remaining life of retired participants for the other postretirement plan.
     A summary of the amounts recognized in the consolidated balance sheets in other long-term liabilities follows (in thousands):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension benefits		Other postretirement benefits
	Predecessor	Successor	Predecessor	Successor
	end of	end of	end of	end of
	2004	2005	2004	2005
Accrued benefit costs	$(1,183)	$5,900	$(3,717)	$(2,010)
Intangible asset	241	—	—	—
Accumulated other comprehensive loss	8,328	—	—	—

Net amount recognized	$7,386	$5,900	$(3,717)	$(2,010)

     A summary of the pension plans’ benefit obligation in excess of the fair value of plan assets as of the end of the year follows (in thousands):

	Pension benefits
	Predecessor	Successor
	end of	end of
	2004	2005
Projected benefit obligation	$18,206	$21,862
Accumulated benefit obligation	18,206	21,015
Fair value of plan assets	17,023	16,473
     A summary of the weighted-average assumptions used to determine benefit obligations as of the end of the year follows:

	Pension benefits		Other postretirement benefits
	Predecessor	Successor	Predecessor	Successor
	end of	end of	end of	end of
	2004	2005	2004	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A
     A summary of the net periodic (benefit) cost follows (in thousands):

	Pension benefits				Other postretirement benefits
	Predecessor			Successor	Predecessor			Successor
				October				October
			January 2	24			January 2	24
			through	through			through	through
			October	December			October	December
			23,	31,			23,	31,
	2003	2004	2005	2005	2003	2004	2005	2005
Service cost	$29	$34	$32	$30	$19	$11	$14	$2
Interest cost	1,072	1,049	820	230	313	259	171	19
Expected return on plan assets	(1,246)	(1,336)	(1,128)	(241)	—	—	—	—
Recognition of actuarial loss	736	670	544	—	—	—	—	—
Amortization	13	15	12	—	26	(46)	(99)	—

Net periodic cost	$604	$432	$280	$19	$358	$224	$87	$21

Increase (decrease) in minimum pension liability included in other comprehensive loss	$(931)	$119	$698	$—	N/A	N/A	N/A	N/A

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the weighted-average assumptions used by the Company to determine net periodic (benefit) cost follows:

	Pension benefits				Other postretirement benefits
	Predecessor			Successor	Predecessor			Successor
				October				October
			January 2	24			January 2	24
			through	through			through	through
			October	December			October	December
			23,	31,			23,	31,
	2003	2004	2005	2005	2003	2004	2005	2005
Discount rate	6.75%	6.25%	5.75%	5.75%	6.75%	6.25%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.42%	8.41%	8.50%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
     The discount rate assumption used to determine the pension and other postretirement benefit obligations is based on current yield rates in the AA bond market. The discount rate was selected using a method that matches projected payouts from the plan with a zero-coupon AA bond yield curve. This yield curve was constructed from the underlying bond price and yield data collected as of the plans’ measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to 30 years. Each discount rate in the curve was derived from an equal weighting of the AA or higher bond universe, apportioned into distinct maturity groups. These individual discount rates are then converted into a single equivalent discount rate. To ensure the resulting rates can be achieved by the pension or other postretirement benefit plans, only bonds that satisfy certain criteria, and are expected to remain available through the period of maturity of the plan benefits, are used to develop the discount rate.
     The Company’s weighted-average asset allocations by asset category for its pension plans as of the end of the year follows:

		Percentage of plan assets
		Predecessor	Successor
	Target asset	end of	end of
	allocation	2004	2005
Asset categories:
Equity securities	40-70%	69%	70%
Debt securities	25-40%	30%	30%
Other	0-5%	1%	—%

Total		100%	100%

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

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the healthcare cost trend rate assumptions used by the Company to determine postretirement benefit obligations as of the end of the year follows:

	Predecessor	Successor
	end of	end of
	2004	2005
Healthcare cost trend rate assumed for next year	8.50%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2008	2017
     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Company’s postretirement healthcare plan. A one percentage point change in assumed healthcare cost trend rates would have the following impact (in thousands):

	Predecessor						Successor
					January 2 through		October 24 through
	2003		2004		October 23, 2005		December 31, 2005
	One percentage point		One percentage point		One percentage point		One percentage point
	Increase	Decrease	Increase	Decrease	Increase	Decrease	Increase	Decrease
Impact on service and interest costs	$36	$(30)	$23	$(20)	$18	$(15)	$3	$(3)
Impact on postretirement benefit obligation	530	(443)	364	(317)	183	(160)	181	(158)
     The Company expects to contribute $0.4 million to its active pension plan and $0.1 million to its postretirement plan in fiscal 2006. In addition, the Company expects that employee contributions to its postretirement plan will approximate $0.2 million in fiscal 2006.
     The estimated future benefit payments reflecting future service as of the end of fiscal 2005 for the Company’s pension and other postretirement plans follows (in thousands):

	Pension	Other postretirement
Years ending	benefits	benefits
2006	$1,543	$149
2007	1,499	163
2008	1,466	178
2009	1,269	194
2010	1,295	192
2011 - 2015	5,940	911
Defined Contribution Plans
     The Company has a defined contribution plan called the Doane Pet Care Retirement Savings Plan which was adopted on January 1, 2000 and was formed through the merger of two predecessor plans. The merged plan was amended and restated and is intended to be a qualified plan under the Internal Revenue Code. The plan provides coverage for eligible employees and permits employee contributions from 1% to 60% of pre-tax earnings, subject to annual dollar limits set by the IRS. The Company matches 50% of the first 6% of the employee contribution with a provision for other contributions at the discretion of the board of directors of the Company. Participant vesting for the employer’s matching contributions are 25% per year for each of the first four years of an employee’s service. Thereafter, all employer contributions are fully vested. The Company contributed $1.0 million to the Doane Pet Care Retirement Savings Plan in each of fiscal 2003 and 2004 and contributed $0.9 million and $0.1 million for the predecessor

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the successor periods of fiscal 2005, respectively.
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
     (18) Segment Data
     The Company has manufacturing and distribution facilities based in two distinct geographical markets, North America and Europe. Its operations in both of these markets have similar manufacturing and distribution processes, products, services and customer types as well as similar economic characteristics. Long-lived assets of the Company are attributed to individual countries on the basis of where these assets are domiciled. The Company’s net sales are attributed to individual countries on the basis of where its products are manufactured. A summary of long-lived assets and net sales by geographical segment follows (in thousands):

	Predecessor	Successor
	end of	end of
	2004	2005
Long-lived assets:
North America:
United States	$434,937	$612,971

Europe:
Denmark	202,634	263,225
Spain	38,465	27,771
United Kingdom	6,805	12,744

Total Europe	247,904	303,740

Total long-lived assets	$682,841	$916,711

	Predecessor			Successor
			January 2	October 24
			through	through
			October 23,	December 31,
	2003	2004	2005	2005
Net sales:
North America:
United States	$758,459	$763,226	$562,043	$139,191

Europe:
Denmark	201,827	207,946	184,370	43,734
Spain	38,897	61,593	34,252	9,825
United Kingdom	14,682	18,476	14,811	3,384

Total Europe	255,406	288,015	233,433	56,943

Total net sales	$1,013,865	$1,051,241	$795,476	$196,134

     The Company has goodwill of $188.8 million related to its North American geographical segment and $132.3 million related to its European geographical segment.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     See Note 25 for condensed financial statements of the Company’s guarantor subsidiaries, which comprise its North American geographical segment and non-guarantor subsidiaries, which comprise its European geographical segment.
     (19) Major Customer
     In fiscal 2003, 2004, and the predecessor and successor periods of fiscal 2005, the same customer, based in the United States, accounted for 42%, 43%, 43% and 45%, respectively, of the Company’s net sales in the consolidated statements of operations. This customer’s primary operating division accounted for the customer relationship intangible asset with an indefinite life. The Company does not have a long-term contract with this customer. Trade accounts receivable with this customer were 35% and 33% of accounts receivable, net, in the consolidated balance sheets as of the end of fiscal 2004 and 2005, respectively. The loss of this customer, or a significant decrease or change in business with this customer, would have a material adverse impact on the Company’s financial position, results of operations and liquidity.
     (20) Supplemental Cash Flow Information
     Supplemental cash flow information for fiscal 2003, 2004 and the predecessor and successor periods of fiscal 2005 follows (in thousands):

	Predecessor			Successor
			January 2	October 24
			through	through
			October 23,	December 31,
	2003	2004	2005	2005
Cash paid during the year:
Interest	$55,584	$52,630	$42,284	$11,380
Income taxes	1,447	985	291	358
     (21) Related Party Transactions
     Prior to the Acquisition, J.P. Morgan Partners (BHCA), L.P., or JPMP, and one of its affiliates owned shares of senior preferred stock of the Company and common stock and warrants of Parent. JPMP was a party to the previous investors’ agreement, and in accordance with that agreement, designated two individuals to the previous boards of directors of the Company and Parent. JPMP is an affiliate of JP Morgan Chase Bank (JPM). JPM and its affiliates received payments of fees for various investment banking and commercial banking services, as described below, that were provided to the Company and Parent. Such fees were $2.1 million and $0.5 million in fiscal 2003 and 2004, respectively.
     Prior to the Acquisition, DLJ Merchant Banking Partners, L.P., or DLJMBP, and certain of its affiliates owned shares of common stock and warrants of Parent. DLJMBP and certain affiliates were parties to the previous investors’ agreement, and in accordance with that agreement, designated one individual to the previous boards of directors of the Company and Parent. DLJMBP is an affiliate of Credit Suisse First Boston LLC., or CSFB. CSFB and its affiliates received payments of fees for various investment banking and commercial banking services, as described below, that were provided to the Company and Parent. Such fees were $3.3 million and $5.2 million in fiscal 2003 and 2004, respectively.
     CSFB and an affiliate of JPM were joint book-running managers in the Company’s offering of 10 3/4% senior notes in fiscal 2003. Affiliates of JPMP were holders of $16.9 million of promissory notes under a shareholder loan that were fully repaid with a portion of the net proceeds from the sale of the senior notes. JPM served as the administrative agent and a lender under the Company’s February 2003 senior credit facility. An affiliate of CSFB was the syndication agent and a lender under the February 2003 senior credit facility. An affiliate of CSFB was the sole administrative agent, book-runner and lead arranger under the Company’s November 2004 senior credit facility.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In addition to promissory notes under the shareholder loan that were held by JPMP and related persons, as discussed above, affiliates of other persons known to the Company to beneficially own more than 5% of the common stock of Parent also held promissory notes under the shareholder loan which were repaid with proceeds from the senior note offering. Bruckmann, Rosser, Sherrill & Co., L.P. received $7.5 million, Summit Capital Inc. received $2.3 million and PNC Capital Corp. received $1.2 million of the net proceeds from the sale of the 10 3/4% senior notes. In addition, certain executive officers of the Company each received $0.1 million in fiscal 2003 from the repayment of their promissory notes under the shareholder loan in connection with the sale of the 10 3/4% senior notes.
     (22) Commitments and Contingencies
     The Company is a party, in the ordinary course of business, to claims and litigation. In management’s opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.
     (23) Quarterly Financial Data (Unaudited)
     A summary of quarterly results for fiscal 2004 and 2005 follows (in thousands):

	Fiscal 2004
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Net sales	$270,880	$258,338	$250,977	$271,046
Gross profit	40,818	33,137	32,812	48,283
Net loss	(7,807)	(17,737)	(15,225)	(4,823)

	Fiscal 2005
	Predecessor				Successor
				October 2	October 24
				through	through
	First	Second	Third	October 23,	December 31,
	quarter	quarter	quarter	2005	2005
Net sales	$267,136	$243,872	$231,388	$53,080	$196,134
Gross profit	52,103	42,721	37,106	9,234	33,926
Net income (loss)	7,176	(7,547)	(19,053)	(24,514)	(784)
     (24) Other Supplemental Information
     A summary of activity in the Company’s valuation allowances for accounts receivable follows (in thousands):

	Beginning			Ending
Fiscal	balances	Provisions	Write-offs	balances
2003	$4,025	$3,655	$(5,642)	$2,038
2004	2,038	3,033	(2,329)	2,742
Predecessor period from January 2 through October 23, 2005	2,742	1,210	(2,140)	1,812
Successor period from October 24 through December 31, 2005	1,812	398	(398)	1,812

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (25) Financial Information Related to Guarantor Subsidiaries
     The Company’s guarantor subsidiaries are wholly-owned domestic subsidiaries who have jointly and severally guaranteed on a full and unconditional basis all of the Company’s senior notes and senior subordinated notes, including the 9 3/4% senior subordinated notes prior to redemption and the 10 5/8% senior subordinated notes issued in connection with the Acquisition. The guarantor subsidiaries are minor subsidiaries of the Company’s domestic operations that have no material operations of their own; and therefore, no separate information for these subsidiaries is presented. The financial information presented below in the guarantor columns is substantially that of the Company, excluding its European operations. The financial information presented below in the non-guarantor columns consist of the Company’s non-guarantor subsidiaries, which are its wholly-owned European subsidiaries.
     Condensed consolidated financial information follows (in thousands, except share amounts):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED BALANCE SHEET

	Predecessor end of 2004
		Non-	Intercompany
	Guarantor	guarantor	eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$24,963	$3,884	$—	$28,847
Accounts receivable, net	48,660	63,785	—	112,445
Inventories	39,406	28,915	—	68,321
Deferred tax assets	2,414	—	—	2,414
Prepaid expenses and other current assets	6,128	910	—	7,038

Total current assets	121,571	97,494	—	219,065
Property, plant and equipment, net	147,293	110,777	—	258,070
Intangible assets	58,459	19,433	—	77,892
Goodwill	214,437	113,517	—	327,954
Other assets	262,108	4,177	(247,360)	18,925

Total assets	$803,868	$345,398	$(247,360)	$901,906

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Current maturities of long-term debt	$1,950	$1,723	$—	$3,673
Accounts payable	52,131	50,018	—	102,149
Accrued liabilities	46,623	12,616	—	59,239

Total current liabilities	100,704	64,357	—	165,061

Long-term debt, excluding current maturities	567,347	165,574	(152,831)	580,090
Senior Preferred Stock (Redeemable), 3,000,000 shares authorized, 1,200,000 shares issued and outstanding	106,421	—	—	106,421

Total long-term debt	673,768	165,574	(152,831)	686,511

Deferred tax liabilities	30,714	2,927	—	33,641
Other long-term liabilities	9,567	—	—	9,567

Total liabilities	814,753	232,858	(152,831)	894,780

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—	—
Additional paid-in-capital	115,674	95,861	(95,861)	115,674
Accumulated other comprehensive income (loss)	(24,555)	85,873	1,332	62,650
Accumulated deficit	(102,004)	(69,194)	—	(171,198)

Total stockholder’s equity (deficit)	(10,885)	112,540	(94,529)	7,126

Total liabilities and stockholder’s equity (deficit)	$803,868	$345,398	$(247,360)	$901,906

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED BALANCE SHEET

	Successor end of 2005
			Intercompany
	Guarantor	Non-guarantor	eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$479	$7,742	$—	$8,221
Accounts receivable, net	48,238	56,831	—	105,069
Inventories	36,913	28,256	—	65,169
Deferred tax assets	5,394	—	—	5,394
Prepaid expenses and other current assets	7,586	1,188	—	8,774

Total current assets	98,610	94,017	—	192,627
Property, plant and equipment, net	187,048	97,940	—	284,988
Intangible assets	221,812	65,561	—	287,373
Goodwill	188,817	132,298	—	321,115
Other assets	345,064	7,941	(329,770)	23,235

Total assets	$1,041,351	$397,757	$(329,770)	$1,109,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,596	$1,562	$—	$3,158
Accounts payable	41,139	38,845	—	79,984
Accrued liabilities	44,844	11,927	—	56,771

Total current liabilities	87,579	52,334	—	139,913
Long-term debt, excluding current maturities	551,712	243,464	(234,058)	561,118
Deferred tax liabilities	90,956	7,804	—	98,760
Other long-term liabilities	8,264	—	—	8,264

Total liabilities	738,511	303,602	(234,058)	808,055

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; 2,000 shares authorized; 1,001 shares issued and outstanding	—	—	—	—
Class B common stock, $0.01 par value; 100 shares authorized; 71.32 shares issued and outstanding	—	—	—	—
Additional paid-in-capital	303,059	95,712	(95,712)	303,059
Accumulated other comprehensive income (loss)	382	(1,374)	—	(992)
Accumulated deficit	(601)	(183)	—	(784)

Total stockholders’ equity	302,840	94,155	(95,712)	301,283

Total liabilities and stockholders’ equity	$1,041,351	$397,757	$(329,770)	$1,109,338

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Predecessor 2003
	Guarantor	Non-guarantor	Consolidated
Net sales	$758,459	$255,406	$1,013,865
Cost of goods sold	653,367	198,211	851,578

Gross profit	105,092	57,195	162,287

Operating expenses:
Promotion and distribution	29,642	27,974	57,616
Selling, general and administrative	35,074	16,941	52,015
Amortization	4,229	760	4,989
Other operating expenses (income), net	(500)	7,727	7,227

Income from operations	36,647	3,793	40,440
Interest expense, net	35,748	21,746	57,494
Debt extinguishments	4,438	—	4,438
Other expense (income), net	(1,328)	172	(1,156)

Loss before income taxes	(2,211)	(18,125)	(20,336)
Income tax expense	23,340	1,699	25,039

Net loss	(25,551)	(19,824)	(45,375)
Senior preferred stock dividends and accretion	(13,502)	—	(13,502)

Net loss available to common shares	$(39,053)	$(19,824)	$(58,877)

	Predecessor 2004
	Guarantor	Non-guarantor	Consolidated
Net sales	$763,226	$288,015	$1,051,241
Cost of goods sold	667,231	228,960	896,191

Gross profit	95,995	59,055	155,050

Operating expenses:
Promotion and distribution	25,878	30,927	56,805
Selling, general and administrative	35,839	16,022	51,861
Amortization	3,487	826	4,313
Other operating expenses, net	17	6,961	6,978

Income from operations	30,774	4,319	35,093
Interest expense, net	47,830	25,011	72,841
Debt extinguishment	4,137	—	4,137
Other expense (income), net	(2,098)	681	(1,417)

Loss before income taxes	(19,095)	(21,373)	(40,468)
Income tax expense	4,083	1,041	5,124

Net loss	$(23,178)	$(22,414)	$(45,592)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

		Predecessor
	Period January 2 through October 23, 2005
	Guarantor	Non-guarantor	Consolidated
Net sales	$562,043	$233,433	$795,476
Cost of goods sold	469,339	184,973	654,312

Gross profit	92,704	48,460	141,164
Operating expenses:
Promotion and distribution	19,927	26,303	46,230
Selling, general and administrative	28,281	13,198	41,479
Amortization	2,744	675	3,419
Other operating expenses, net	26,573	2,123	28,696

Income from operations	15,179	6,161	21,340
Interest expense, net	40,948	20,988	61,936
Other expense (income), net	(1,361)	609	(752)

Loss before income taxes	(24,408)	(15,436)	(39,844)
Income tax expense	3,392	702	4,094

Net loss	$(27,800)	$(16,138)	$(43,938)

		Successor
	Period October 24 through December 31, 2005
	Guarantor	Non-guarantor	Consolidated
Net sales	$139,191	$56,943	$196,134
Cost of goods sold	116,993	45,215	162,208

Gross profit	22,198	11,728	33,926
Operating expenses:
Promotion and distribution	5,407	6,034	11,441
Selling, general and administrative	7,484	2,218	9,702
Amortization	1,496	852	2,348
Other operating expenses (income), net	(1,350)	726	(624)

Income from operations	9,161	1,898	11,059
Interest expense, net	9,147	1,990	11,137
Other income, net	(192)	(216)	(408)

Income before income taxes	206	124	330
Income tax expense	807	307	1,114

Net loss	$(601)	$(183)	$(784)

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Predecessor 2003
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(25,551)	$(19,824)	$(45,375)
Items not requiring (providing) cash:
Depreciation and amortization	22,607	14,554	37,161
Deferred tax expense	23,340	304	23,644
Debt extinguishments	4,438	—	4,438
Asset impairments	—	7,727	7,727
Other non-cash charges (income), net	4,633	(715)	3,918
Changes in current assets and liabilities	8,244	15,906	24,150

Net cash provided by operating activities	37,711	17,952	55,663

Cash flows from investing activities:
Capital expenditures	(15,653)	(12,409)	(28,062)
Proceeds from sale of assets	1,150	228	1,378
Other, net	3,083	(6,584)	(3,501)

Net cash used in investing activities	(11,420)	(18,765)	(30,185)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	1,000	—	1,000
Proceeds from issuance of long-term debt	210,444	—	210,444
Repayments on long-term debt	(204,092)	(4,163)	(208,255)
Payments for debt issuance costs	(7,761)	—	(7,761)

Net cash used in financing activities	(409)	(4,163)	(4,572)

Effect of exchange rate changes on cash and cash equivalents	—	791	791

Increase (decrease) in cash and cash equivalents	25,882	(4,185)	21,697

Cash and cash equivalents, beginning of year	57	7,539	7,596

Cash and cash equivalents, end of year	$25,939	$3,354	$29,293

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Predecessor 2004
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(23,178)	$(22,414)	$(45,592)
Items not requiring (providing) cash:
Depreciation and amortization	23,422	16,934	40,356
Deferred tax expense	4,083	332	4,415
Debt extinguishments	4,137	—	4,137
Asset impairments	215	—	215
Other non-cash charges (income), net	20,427	(720)	19,707
Changes in current assets and liabilities	(20,226)	18,275	(1,951)

Net cash provided by operating activities	8,880	12,407	21,287

Cash flows from investing activities:
Capital expenditures	(10,181)	(8,675)	(18,856)
Proceeds from sale of assets	457	408	865
Other, net	273	(2,336)	(2,063)

Net cash used in investing activities	(9,451)	(10,603)	(20,054)

Cash flows from financing activities:
Net repayments under revolving credit facility	(16,000)	—	(16,000)
Proceeds from issuance of long-term debt	195,000	13,078	208,078
Repayments on long-term debt	(171,024)	(14,502)	(185,526)
Payments for debt issuance costs	(8,381)	—	(8,381)

Net cash used in financing activities	(405)	(1,424)	(1,829)

Effect of exchange rate changes on cash and cash equivalents	—	150	150

Increase (decrease) in cash and cash equivalents	(976)	530	(446)
Cash and cash equivalents, beginning of year	25,939	3,354	29,293

Cash and cash equivalents, end of year	$24,963	$3,884	$28,847

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Predecessor
	Period January 2 through October 23, 2005
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(27,800)	$(16,138)	$(43,938)
Items not requiring (providing) cash:
Depreciation and amortization	18,237	13,781	32,018
Deferred tax expense	3,392	102	3,494
Asset impairments	6,129	—	6,129
Other non-cash charges (income), net	18,888	22,613	41,501
Changes in current assets and liabilities	(4,927)	(3,867)	(8,794)

Net cash provided by operating activities	13,919	16,491	30,410

Cash flows from investing activities:
Capital expenditures	(11,791)	(5,436)	(17,227)
Proceeds from sale of assets	44	99	143
Other, net	2,568	(4,000)	(1,432)

Net cash used in investing activities	(9,179)	(9,337)	(18,516)

Cash flows from financing activities:
Principal payments on long-term debt	(1,463)	(1,184)	(2,647)
Payments for debt issuance costs	(1,857)	—	(1,857)

Net cash used in financing activities	(3,320)	(1,184)	(4,504)

Effect of exchange rate changes on cash and cash equivalents	—	(531)	(531)

Increase in cash and cash equivalents	1,420	5,439	6,859
Cash and cash equivalents, beginning of period	24,963	3,884	28,847

Cash and cash equivalents, end of period	$26,383	$9,323	$35,706

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

		Successor
	Period October 24 through December 31, 2005
		Non-
	Guarantor	guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(601)	$(183)	$(784)
Items not requiring (providing) cash:
Depreciation and amortization	6,656	3,228	9,884
Deferred tax expense	807	(579)	228
Other non-cash charges (income), net	(73)	2,199	2,126
Changes in current assets and liabilities	(1,115)	(3,861)	(4,976)

Net cash provided by (used in) operating activities	5,674	804	6,478

Cash flows from investing activities:
Capital expenditures	(6,780)	(2,098)	(8,878)
Proceeds from sale of assets	8	332	340
Other, net	(443)	—	(443)

Net cash used in investing activities	(7,215)	(1,766)	(8,981)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	310,824	—	310,824
Repayments on long-term debt	(471,408)	(541)	(471,949)
Payments for debt issuance costs	(9,127)	—	(9,127)
Proceeds from issuance of common stock related to the Acquisition	298,339	—	298,339
Distribution to equity holders	(127,215)	—	(127,215)
Payments of Transaction costs	(25,776)	—	(25,776)

Net cash used in financing activities	(24,363)	(541)	(24,904)

Effect of exchange rate changes on cash and cash equivalents	—	(78)	(78)

Decrease in cash and cash equivalents	(25,904)	(1,581)	(27,485)
Cash and cash equivalents, beginning of period	26,383	9,323	35,706

Cash and cash equivalents, end of period	$479	$7,742	$8,221

INDEX TO EXHIBITS

Exhibit
number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Doane Pet Care Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Reg No. 333-130739) filed on December 28, 2005)

3.2*	Bylaws of Doane Pet Care Company

4.1	Indenture for the 10 5/8% Senior Subordinated Notes Due 2015, dated as of October 24, 2005, among Doane Pet Care Company, Doane Management Corp., DPC Investment Corp. and Doane/Windy Hill Joint Venture L.L.C., as guarantors, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

4.3	Indenture dated February 28, 2003 between Doane Pet Care Company and Wilmington, Trust Company (incorporated by reference to Exhibit 4.3 to Doane Pet Care Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.1†	Amended and Restated Employment Agreement, dated as of October 24, 2005, among Douglas J. Cahill, Doane Pet Care Enterprises, Inc. and Doane Pet Care Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.2†	Amended and Restated Employment Agreement, dated as of October 24, 2005, among Philip K. Woodlief, Doane Pet Care Enterprises, Inc. and Doane Pet Care Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.3†	Amended and Restated Employment Agreement, dated as of October 24, 2005, among David L. Horton, Doane Pet Care Enterprises, Inc. and Doane Pet Care Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.4†	Amended and Restated Employment Agreement, dated as of October 24, 2005, among Joseph J. Meyers, Doane Pet Care Enterprises, Inc. and Doane Pet Care Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.5†	Amended and Restated Employment Agreement, dated as of October 24, 2005, among Kenneth H. Koch, Doane Pet Care Enterprises, Inc. and Doane Pet Care Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.6†	Doane Pet Care Enterprises, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

Exhibit
number	Description

10.7*	Supplemental Executive Retirement Plan dated as of March 27, 2006

10.8†	Deferred Shares Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.9	Stockholders Agreement, dated as of October 24, 2005, among Doane Pet Care Enterprises, Inc., Ontario Teachers’ Pension Plan Board, Wilchester Investments Limited, Douglas J. Cahill and the other signatories thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.10	Registration Rights Agreement, dated as of October 24, 2005, among Doane Pet Care Enterprises, Inc., Ontario Teachers’ Pension Plan Board, Wilchester Investments Limited, Douglas J. Cahill and the other signatories thereto (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

10.11	Voting Agreement, dated as of October 24, 2005, among Doane Pet Care Enterprises, Inc., Doane Pet Care Company and Wilchester Investments Limited, (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 27, 2005)

21.1*	List of Subsidiaries of Doane Pet Care Company

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†	Management contracts or compensatory plans or arrangements