Form 10-Q
period 2006-04-01
DOANE PET CARE CO
filed 2006-05-16
CIK 1002211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 16, 2006, the registrant had outstanding 1,001 shares of Class A common stock and 71.32 shares of Class B common stock.

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Successor end of
	First quarter
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,274	$8,221
Accounts receivable, net	93,580	105,069
Inventories	73,420	65,169
Deferred tax assets	5,394	5,394
Prepaid expenses and other current assets	10,141	8,774

Total current assets	193,809	192,627
Property, plant and equipment, net of accumulated depreciation of $17,783 and $7,530, respectively	280,219	284,988
Intangible assets, net of accumulated amortization of $5,488 and $2,345, respectively	286,282	287,373
Goodwill	324,950	321,115
Other assets	21,562	23,235

Total assets	$1,106,822	$1,109,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,224	$3,158
Accounts payable	77,224	79,984
Accrued liabilities	54,106	56,771

Total current liabilities	134,554	139,913
Long-term debt, excluding current maturities	560,547	561,118
Deferred tax liabilities	99,996	98,760
Other long-term liabilities	10,544	8,264

Total liabilities	805,641	808,055

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.01 par value; 2,000 shares authorized; 1,001 shares issued and outstanding	—	—
Class B common stock, $0.01 par value; 100 shares authorized; 71.32 shares issued and outstanding	—	—
Additional paid-in-capital	303,514	303,059
Accumulated other comprehensive income (loss)	3,857	(992)
Accumulated deficit	(6,190)	(784)

Total stockholders’ equity	301,181	301,283

Total liabilities and stockholders’ equity	$1,106,822	$1,109,338

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Successor	Predecessor
	first quarter	first quarter
	2006	2005
Net sales	$237,724	$267,136
Cost of goods sold	201,015	215,033

Gross profit	36,709	52,103

Operating expenses:
Promotion and distribution	13,277	14,430
Selling, general and administrative	12,979	13,119
Amortization	3,098	1,166
Other operating expense (income), net	555	(3,516)

Income from operations	6,800	26,904
Interest expense, net	11,952	18,646
Other expense (income), net	49	(245)

Income (loss) before income taxes	(5,201)	8,503
Income tax expense	205	1,327

Net income (loss)	$(5,406)	$7,176

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	other
	common stock		common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Successor balances at the end of 2005	1,001	$—	71.32	$—	$303,059	$(992)	$(784)	$301,283

Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,406)	(5,406)
Foreign currency translation	—	—	—	—	—	4,849	—	4,849

Total comprehensive loss								(557)
Non-cash stock-based compensation expense	—	—	—	—	455	—	—	455

Successor balances at the end of the first quarter 2006	1,001	$—	71.32	$—	$303,514	$3,857	$(6,190)	$301,181

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	first quarter	first quarter
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(5,406)	$7,176
Items not requiring (providing) cash:
Depreciation	10,137	8,823
Amortization	3,098	1,217
Non-cash interest expense (income), net	(817)	5,479
Deferred tax expense	1,070	1,016
Equity in joint ventures	(153)	(302)
Non-cash stock-based compensation expense	455	—
Changes in current assets and liabilities	(8,238)	(18,804)

Net cash provided by operating activities	146	4,605

Cash flows from investing activities:
Capital expenditures	(3,324)	(4,531)
Acquisition of business, including cash acquired	3,738	—
Other, net	(512)	(538)

Net cash used in investing activities	(98)	(5,069)

Cash flows from financing activities:
Change in book overdraft	4,228	—
Repayments on long-term debt	(790)	(898)
Payments for debt issuance costs	(149)	(22)
Payments for transaction costs	(292)	—
Payment to minority interest holder	(92)	—

Net cash provided by (used in) financing activities	2,905	(920)

Effect of exchange rate changes on cash and cash equivalents	100	117

Increase (decrease) in cash and cash equivalents	3,053	(1,267)
Cash and cash equivalents, beginning of period	8,221	28,847

Cash and cash equivalents, end of period	$11,274	$27,580

See accompanying notes to the unaudited condensed consolidated financial statements and accompanying report of independent registered public accounting firm.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Doane Pet Care Company and its consolidated subsidiaries, or the Company, do not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The fiscal 2005 year-end condensed consolidated balance sheet data was derived from audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made which were considered necessary to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.
     The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2005 annual report on Form 10-K for the fiscal year ended December 31, 2005, or the 2005 10-K, including the related Report of Independent Registered Public Accounting Firm and exhibits. The accounting policies used in preparing these financial statements are the same as those summarized in the 2005 10-K.
     In conformity with U.S. generally accepted accounting principles, preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements; therefore, actual results could ultimately differ from those estimates.
     The Company’s fiscal years end on the Saturday nearest to the end of December and its quarters end on the Saturday nearest to the end of the respective calendar month with the first quarters of fiscal 2006 and 2005 ending on April 1, 2006 and April 2, 2005, respectively.
(2) Acquisitions
Teachers’ Acquisition
     On October 24, 2005, Ontario Teachers’ Pension Plan Board, or OTPP, acquired beneficial ownership of substantially all of the outstanding capital stock of the Company’s parent corporation, Doane Pet Care Enterprises, Inc., or Doane Enterprises. In connection with the acquisition, the Company effected a series of recapitalization transactions. The Company refers to these transactions as the Teachers’ Acquisition, the Financing Transactions, and collectively, the Teachers’ Transactions. The Company’s consolidated financial statements report periods up to and including October 23, 2005 as the predecessor periods, and the periods subsequent to October 23, 2005 as the successor periods.
DIPP Acquisition
     On January 19, 2006, the Company purchased an additional 25% of Doane International Pet Products, LLC, or DIPP, for $0.3 million, increasing its ownership percentage to 75%. The Company began consolidating DIPP as of the purchase date. DIPP’s financial position and results of operations subsequent to the purchase date are not material to the Company’s consolidated financial statements.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3) Inventories
     A summary of inventories follows (in thousands):

	Successor end of
	First quarter
	2006	2005
Raw materials	$16,421	$16,098
Packaging materials	21,428	20,172
Finished goods	38,146	31,280

	75,995	67,550
Less: Allowances	(2,575)	(2,381)

Total	$73,420	$65,169

(4) Long-Term Debt
     A summary of long-term debt follows (in thousands):

	Successor end of
	First quarter
	2006	2005
Revolving credit facility	$—	$—
U.S. dollar term loan facility	104,475	104,737
Euro term loan facility	55,533	54,481
Senior notes	230,307	231,493
Senior subordinated notes	150,873	150,843
Industrial development revenue bonds	11,757	11,754
Debt of foreign subsidiaries	10,826	10,968

	563,771	564,276
Less: Current maturities	(3,224)	(3,158)

Total	$560,547	$561,118

     The Company entered into its senior credit facility on October 24, 2005 which provided for a $55.0 million U.S. dollar equivalent term loan facility denominated in Euros (the Euro term loan facility), a $105.0 million U.S. dollar term loan facility and a $50.0 million multi-currency revolving credit facility with a $15.0 million sub-limit for Euro-denominated revolving credit loans. The Company had no borrowings outstanding under its revolving credit facility as of the end of the first quarter of fiscal 2006, and $3.6 million of letters of credit issued and undrawn, resulting in $46.4 million of availability under its revolving credit facility. As of the end of the first quarter of fiscal 2006, the U.S. dollar term loan facility bore interest of 6.8% and the Euro term loan facility bore interest of 4.6%.

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the maturities of long-term debt as of the end of the first quarter of fiscal 2006 follows (in thousands):

Maturities by year
2006	$2,386
2007	3,442
2008	3,553
2009	3,674
2010	234,076
2011 and thereafter	316,640

Total	$563,771

     The Company is highly leveraged and has significant cash requirements for debt service relating to its senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. The Company’s ability to incur additional indebtedness is limited by the senior credit facility, including compliance with the financial covenants therein, and by the indentures governing the senior notes and senior subordinated notes. The Company’s principal sources of liquidity are cash flows from its business and future borrowings under its revolving credit facility. The Company was in compliance with the financial covenants of its debt agreements as of the end of the first quarter of fiscal 2006.
(5) Accrued Restructuring Costs
     A rollforward of the Company’s accrued restructuring costs for the first quarter of fiscal 2006 follows (in thousands):

First quarter
2006
Successor balance at the end of 2005	$1,707
Severance	203
Plant costs	394
Cash payments	(993)

Successor balance at the end of the first quarter 2006	$1,311

     During the first quarter of fiscal 2006, the Company made payments of $0.6 million for severance costs and $0.4 million for costs primarily associated with plant closures in connection with its fiscal 2005 cost savings initiatives.
     As of the end of the first quarter of fiscal 2006, the future expected payout of the Company’s accrued restructuring costs, which consist primarily of severance associated with its fiscal 2005 cost savings initiatives, follows (in thousands):

Years ending	Payout
2006	$871
2007	440

Total	$1,311

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6) Income Taxes
     Income tax expense recognized in each of the first quarters of fiscal 2006 and 2005 differs from that computed using the statutory U.S. federal income tax rate of 35% primarily due to U.S. state and local income taxes, foreign income taxes, the non-tax deductibility of dividends on the Company’s senior preferred stock prior to its redemption in fiscal 2005, and changes in the valuation allowances against the Company’s deferred tax assets that are not considered recoverable through known reversals of deferred tax liabilities.
(7) Stock Option Plan of Doane Enterprises
     In connection with the Teachers’ Acquisition, Doane Enterprises terminated its previous stock option plans and adopted a new stock option plan on October 24, 2005, the Doane Pet Care Enterprises, Inc. Stock Incentive Plan (the 2005 Stock Incentive Plan), which covers certain employees of the Company. Under the 2005 Stock Incentive Plan, a total of 9.5%, or 326,175 shares, of the fully-diluted Class A common stock of Doane Enterprises are available for option grants. In fiscal 2005, the Company granted options for 272,688 of the total authorized shares to management and other key employees of the Company with an exercise price of $100 per share, which was equal to the fair value of the common stock on the date of the respective grants. These options have a 10-year life and vest ratably in five equal installments on each of the first five anniversaries of the effective date of such grants with the potential for accelerated vesting upon a change of control of Doane Enterprises.
     The Company adopted Statement of Financial Accounting Standards, No. 123 (revised 2004), Share Based Payment, or SFAS 123R, as of the beginning of the first quarter of fiscal 2006. The Company meets the nonpublic entity criteria under SFAS 123R and adopted SFAS 123R using the modified prospective method. The grant-date fair value of awards of the Company’s stock options were calculated based on the effective date of such grants using the Black Scholes option-pricing model and assumptions of a weighted-average risk-free rate of return of 4.7%, which is based on the U.S. Treasury yield curve in effect at the grant date, an expected life for options outstanding of six years, no payments of dividends, and expected volatility of 28%, which is based on an historical volatility index of comparable public companies in the Company’s industry sector. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding.
     A summary of options outstanding under the 2005 Stock Incentive Plan follows:

			Weighted-average
		Weighted-average	remaining
	Number of	exercise	contractual
	options	price	life
Options outstanding at the end of 2005	272,668	$100	9.8
Options outstanding at the end of the first quarter 2006	272,668	100	9.6
Options exerciseable at the end of the first quarter 2006	—	—	—
     In the first quarter of fiscal 2006, the Company had non-cash stock-based compensation expense of $0.5 million in accordance with SFAS 123R, which was recognized in selling, general and administrative expenses in the Company’s consolidated statement of operations with an offsetting increase in additional paid-in-capital on the Company’s consolidated balance sheet. No options were granted, exercised or forfeited under the 2005 Stock Incentive Plan during the first quarter of fiscal 2006. Total compensation cost that has not yet been recognized as of the end of the first quarter of fiscal 2006 related to these outstanding options is $8.7 million and the weighted-average period over which it will be recognized is 4.6 years.
     Prior to the adoption of SFAS 123R on January 1, 2006, the Company and Doane Enterprises followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, to account for fixed stock awards granted to employees. Using the intrinsic value method, the Company did not recognize any compensation expense in the first

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quarter of 2005. The following table shows pro forma net income for the first quarter of fiscal 2005 as if the Company had adopted SFAS 123 to account for stock options granted to employees (in thousands):

Predecessor
first quarter
2005
Net income as reported	$7,176
Less: Non-cash stock-based compensation expense determined based on the fair value method for all awards	(1)

Pro forma net income	$7,175

(8) Benefit Plans
     As of the end of the first quarter of fiscal 2006, the Company’s pension plans consist of (1) a defined benefit, non-contributory inactive pension plan, (2) an active pension plan covering approximately 40 union employees at one facility, (3) salary continuation agreements with 14 persons, (4) a deferred compensation agreement with a former employee, and (5) a new supplemental executive retirement plan covering five employees previously covered by salary continuation agreements. The Company also has a postretirement healthcare plan that provides medical coverage for eligible retirees and their dependents.
     On March 27, 2006, the Company modified its supplemental retirement benefits for certain members of senior management with salary continuation agreements by adopting a Supplemental Executive Retirement Plan, or the SERP. Pursuant to the terms of the SERP, a participant becomes 100% vested in his or her SERP benefits upon the earlier of his or her completion of five years of service with the Company or its affiliates or attainment of age 65. If a vested participant terminates employment prior to attaining age 65, the participant’s SERP benefit will commence on the later of his or her separation from service with the Company or its affiliates or attainment of age 55. The SERP also includes a pre-retirement death benefit such that, in the event of the participant’s death after completing five years of service and prior to the commencement of retirement benefits under the SERP, the participant’s beneficiary will receive a monthly benefit for life.
     The Company uses a calendar-year basis for measurement of its benefit plans. A summary of net periodic costs for the Company’s pension and other postretirement plans for the first quarters ended March 31, 2006 and 2005 follows (in thousands):

	Pension benefits		Other postretirement benefits
	Successor	Predecessor	Successor	Predecessor
	first quarter	first quarter	first quarter	first quarter
	2006	2005	2006	2005
Service cost	$37	$9	$11	$3
Interest cost	304	253	50	58
Expected return on plan assets	(330)	(345)	—	—
Recognition of actuarial loss	—	168	—	35
Amortization	—	4	—	(61)

Net periodic cost	$11	$89	$61	$35

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(9) Major Customer
     In the first quarters of fiscal 2006 and 2005, the same customer, based in the United States, accounted for 42% and 44%, respectively, of the Company’s net sales in its consolidated statements of operations. The Company’s customer relationship intangible asset with an indefinite useful life in its consolidated balance sheet is based on its relationship with this customer’s primary operating division in the United States. The Company does not have a long-term contract with this customer. Trade accounts receivable with this customer were 30% and 33% of accounts receivable, net, in the consolidated balance sheets as of the end of the first quarter of fiscal 2006 and the end of fiscal 2005, respectively. The loss of this customer, or a significant decrease or change in business with this customer, would have a material adverse impact on the Company’s financial position, results of operations and liquidity.
(10) Commitments and Contingencies
     The Company is a party, in the ordinary course of business, to claims and litigation. In management’s opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.
     The employees at the Company’s Joplin, Missouri facility went on strike on February 18, 2006, following the expiration of the collective bargaining agreement covering such employees. Certain permanent replacement workers hired by the Company during the strike filed a petition with the National Labor Relations Board to decertify the union as the bargaining representative of the Joplin employees on May 4, 2006. The union accepted the collective bargaining agreement last proposed by the Company, and such agreement was ratified by the employees who were on strike on May 5, 2006. Nevertheless, the petition to decertify the union will proceed, with the vote to include both the formerly striking employees and the permanent replacement workers. No election date has been set.
     The Joplin employees are entitled to certain pension benefits under a multiemployer pension plan. If the employees vote to decertify the union at the Joplin facility, the Company may incur a withdrawal liability to the union’s multiemployer pension plan. The amount of such withdrawal liability and the schedule of the annual payments required to satisfy such liability would be calculated by the union pension plan if there is a successful decertification election and the Company no longer has any obligation to contribute to such plan. While the exact amount of any such withdrawal liability depends on the financial status of the union pension plan at the time of the Company’s withdrawal, in December 2005, such liability was estimated to be approximately $3.4 million.
(11) Subsequent Event
     On April 25, 2006, Doane Pet Care Company and Doane Enterprises entered into an Agreement and Plan of Merger, or the Merger Agreement, with Mars, Incorporated, or Mars, pursuant to which a newly-formed subsidiary of Mars, MVA I Corp., a Delaware corporation, or MVA I, will acquire Doane Enterprises from OTPP. Upon completion of the transaction, Mars intends to integrate the Company’s United States-based operations into its existing pet food business and sell the Company’s European-based operations to a third party. The acquisition of Doane Enterprises’ outstanding stock by Mars will be effected through the merger of MVA I with and into Doane Enterprises. In accordance with the Merger Agreement, consummation of the transaction is subject to customary terms and conditions, including, but not limited to, regulatory approvals.
     Completion of the transaction will constitute a change of control of the Company, triggering repayment or redemption obligations under the Company’s senior credit facility and governing documents of certain of its securities. In connection with, and subject to consummation of, the transaction, the Company commenced tender offers for all of its senior notes and its senior subordinated notes on May 12, 2006. The Company also solicited consents to certain amendments to the indentures for those notes. Subject to the terms and conditions of the tender offers and consent solicitations, the total consideration to be paid for each validly tendered senior note and senior subordinated note will be paid in cash and calculated based in part on the present value of the required payments to, and the redemption premium payable as of March 1, 2007 (in the case of the senior notes) and November 15, 2010 (in the case of the senior subordinated notes) and a discount rate equal to the yield of the 3.375% U.S. Treasury Security due February 28, 2007 (in the case of the senior notes) and the 4.5% U.S. Treasury Security due November 15, 2010 (in the case of the senior subordinated notes), plus in each case 50 basis points.
(12) Financial Information Related to Guarantor Subsidiaries
     The Company’s guarantor subsidiaries are wholly-owned domestic subsidiaries who have jointly and severally guaranteed on a full and unconditional basis all of the Company’s senior notes and senior subordinated notes. The guarantor subsidiaries are minor subsidiaries of the Company’s domestic operations that have no material operations of their own; therefore, no separate information for these subsidiaries is presented. The financial information presented below in the guarantor columns is substantially that of the Company, excluding its European operations and DIPP (upon consolidation). The financial information presented below in the non-guarantor columns consist of the Company’s non-guarantor subsidiaries, which are its wholly-owned European subsidiaries and its domestic majority-owned subsidiary, DIPP (upon consolidation).

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In the first quarter of fiscal 2006, the Company reallocated goodwill recorded in connection with the Teachers’ Acquisition between its guarantor and non-guarantor subsidiaries. As a result, goodwill allocated to the Company’s guarantor subsidiaries increased by $34.1 million and goodwill allocated to its non-guarantor subsidiaries decreased by the same amount from the reported amounts in the Company’s 2005 consolidated financial statements and related notes.
     Unaudited condensed consolidated financial information follows (in thousands, except share amounts):

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	Successor end of first quarter 2006
			Intercompany
	Guarantor	Non-guarantor	eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$59	$11,215	$—	$11,274
Accounts receivable, net	40,326	53,597	(343)	93,580
Inventories	42,906	30,514	—	73,420
Deferred tax assets	5,394	—	—	5,394
Prepaid expenses and other current assets	7,549	2,592	—	10,141

Total current assets	96,234	97,918	(343)	193,809

Property, plant and equipment, net	182,913	97,306	—	280,219
Intangible assets, net	220,364	65,918	—	286,282
Goodwill	224,234	100,716	—	324,950
Other assets	311,438	5,979	(295,855)	21,562

Total assets	$1,035,183	$367,837	$(296,198)	$1,106,822

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,608	$1,616	$—	$3,224
Accounts payable	43,052	34,515	(343)	77,224
Accrued liabilities	38,933	15,173	—	54,106

Total current liabilities	83,593	51,304	(343)	134,554

Long-term debt, excluding current maturities	551,337	209,613	(200,403)	560,547
Deferred tax liabilities	92,234	7,762	—	99,996
Other long-term liabilities	9,481	1,063	—	10,544

Total liabilities	736,645	269,742	(200,746)	805,641

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.01 par value; 2,000 shares authorized; 1,001 shares issued and outstanding	—	—	—	—
Class B common stock, $0.01 par value; 100 shares authorized; 71.32 shares issued and outstanding	—	—	—	—
Additional paid-in-capital	303,514	95,712	(95,712)	303,514
Accumulated other comprehensive income (loss)	(809)	4,666	—	3,857
Accumulated deficit	(4,167)	(2,283)	260	(6,190)

Total stockholders’ equity	298,538	98,095	(95,452)	301,181

Total liabilities and stockholders’ equity	$1,035,183	$367,837	$(296,198)	$1,106,822

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Balance Sheets
For The Guarantor and Non-Guarantor Subsidiaries

	Successor end of 2005
			Intercompany
	Guarantor	Non-guarantor	eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$479	$7,742	$—	$8,221
Accounts receivable, net	48,238	56,831	—	105,069
Inventories	36,913	28,256	—	65,169
Deferred tax assets	5,394	—	—	5,394
Prepaid expenses and other current assets	7,586	1,188	—	8,774

Total current assets	98,610	94,017	—	192,627

Property, plant and equipment, net	187,048	97,940	—	284,988
Intangible assets, net	221,812	65,561	—	287,373
Goodwill	222,872	98,243	—	321,115
Other assets	311,009	7,941	(295,715)	23,235

Total assets	$1,041,351	$363,702	$(295,715)	$1,109,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,596	$1,562	$—	$3,158
Accounts payable	41,139	38,845	—	79,984
Accrued liabilities	44,844	11,927	—	56,771

Total current liabilities	87,579	52,334	—	139,913

Long-term debt, excluding current maturities	551,712	209,409	(200,003)	561,118
Deferred tax liabilities	90,956	7,804	—	98,760
Other long-term liabilities	8,264	—	—	8,264

Total liabilities	738,511	269,547	(200,003)	808,055

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.01 par value; 2,000 shares authorized; 1,001 shares issued and outstanding	—	—	—	—
Class B common stock, $0.01 par value; 100 shares authorized; 71.32 shares issued and outstanding	—	—	—	—
Additional paid-in-capital	303,059	95,712	(95,712)	303,059
Accumulated other comprehensive income (loss)	382	(1,374)	—	(992)
Accumulated deficit	(601)	(183)	—	(784)

Total stockholders’ equity	302,840	94,155	(95,712)	301,283

Total liabilities and stockholders’ equity	$1,041,351	$363,702	$(295,715)	$1,109,338

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Operations
For The Guarantor and Non-Guarantor Subsidiaries

	Successor first quarter 2006
			Intercompany
	Guarantor	Non-guarantor	eliminations	Consolidated
Net sales	$167,381	$70,730	$(387)	$237,724
Cost of goods sold	143,220	58,182	(387)	201,015

Gross profit	24,161	12,548	—	36,709
Operating expenses:
Promotion and distribution	6,540	6,737	—	13,277
Selling, general and administrative	8,564	4,415	—	12,979
Amortization	1,969	1,129	—	3,098
Other operating expense, net	269	286	—	555

Income (loss) from operations	6,819	(19)	—	6,800
Interest expense, net	9,520	2,432	—	11,952
Other expense (income), net	(185)	234	—	49

Loss before income taxes	(2,516)	(2,685)	—	(5,201)
Income tax expense (income)	1,050	(845)	—	205

Net loss	$(3,566)	$(1,840)	$—	$(5,406)

	Predecessor first quarter 2005
	Guarantor	Non-guarantor	Consolidated
Net sales	$194,621	$72,515	$267,136
Cost of goods sold	157,887	57,146	215,033

Gross profit	36,734	15,369	52,103
Operating expenses:
Promotion and distribution	6,557	7,873	14,430
Selling, general and administrative	8,867	4,252	13,119
Amortization	949	217	1,166
Other operating income, net	(3,255)	(261)	(3,516)

Income from operations	23,616	3,288	26,904
Interest expense, net	11,988	6,658	18,646
Other expense (income), net	(338)	93	(245)

Income (loss) before income taxes	11,966	(3,463)	8,503
Income tax expense	1,049	278	1,327

Net income (loss)	$10,917	$(3,741)	$7,176

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	Successor first quarter 2006
	Guarantor	Non-guarantor	Consolidated
Cash flows from operating activities:
Net loss	$(3,566)	$(1,840)	$(5,406)
Items not requiring (providing) cash:
Depreciation and amortization	8,361	4,874	13,235
Deferred tax expense	1,050	20	1,070
Other non-cash charges (income), net	(3,081)	2,566	(515)
Changes in current assets and liabilities	(6,244)	(1,994)	(8,238)

Net cash provided by (used in) operating activities	(3,480)	3,626	146

Cash flows from investing activities:
Capital expenditures	(2,277)	(1,047)	(3,324)
Acquisition of business, including cash acquired	(276)	4,014	3,738
Other, net	1,951	(2,463)	(512)

Net cash provided by (used in) investing activities	(602)	504	(98)

Cash flows from financing activities:
Change in book overdraft	4,228	—	4,228
Repayments on long-term debt	(401)	(389)	(790)
Other	(165)	(368)	(533)

Net cash provided by (used in) financing activities	3,662	(757)	2,905

Effect of exchange rate changes on cash and cash equivalents	—	100	100

Increase (decrease) in cash and cash equivalents	(420)	3,473	3,053
Cash and cash equivalents, beginning of period	479	7,742	8,221

Cash and cash equivalents, end of period	$59	$11,215	$11,274

DOANE PET CARE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Condensed Consolidated Statements of Cash Flows
For The Guarantor and Non-Guarantor Subsidiaries

	Predecessor first quarter 2005
	Guarantor	Non-guarantor	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,917	$(3,741)	$7,176
Items not requiring (providing) cash:
Depreciation and amortization	5,730	4,310	10,040
Deferred tax expense (benefit)	1,049	(33)	1,016
Other non-cash charges, net	2,633	2,544	5,177
Changes in current assets and liabilities	(17,309)	(1,495)	(18,804)

Net cash provided by operating activities	3,020	1,585	4,605

Cash flows from investing activities:
Capital expenditures	(2,511)	(2,020)	(4,531)
Other, net	(538)	—	(538)

Net cash used in investing activities	(3,049)	(2,020)	(5,069)

Cash flows from financing activities:
Repayments on long-term debt	(488)	(410)	(898)
Payments for debt issuance costs	(22)	—	(22)

Net cash used in financing activities	(510)	(410)	(920)

Effect of exchange rate changes on cash and cash equivalents	—	117	117

Decrease in cash and cash equivalents	(539)	(728)	(1,267)
Cash and cash equivalents, beginning of period	24,963	3,884	28,847

Cash and cash equivalents, end of period	$24,424	$3,156	$27,580

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Doane Pet Care Company:
We have reviewed the accompanying condensed consolidated balance sheet of Doane Pet Care Company and subsidiaries (successor) as of April 1, 2006, the related condensed consolidated statements of operations for the three-month periods ended April 1, 2006 (successor period) and April 2, 2005 (predecessor period), the condensed consolidated statement of stockholders’ equity and comprehensive loss for the three-month period ended April 1, 2006 (successor period) and the condensed consolidated statements of cash flows for the three-month periods ended April 1, 2006 (successor period) and April 2, 2005 (predecessor period). These condensed consolidated financial statements are the responsibility of the Company’s management.
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
As discussed in Note 2 to the condensed consolidated financial statements, effective October 24, 2005, Ontario Teachers’ Pension Plan Board acquired beneficial ownership of substantially all of the outstanding capital stock of the Company’s parent, Doane Pet Care Enterprises, Inc., in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition (referred to as the successor period) is presented on a different cost basis than that for the periods before the acquisition (referred to as the predecessor period) and, therefore, is not comparable.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Doane Pet Care Company and subsidiaries (successor) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the period from October 24, 2005 to December 31, 2005 (successor period), and from January 2, 2005 to October 23, 2005 (predecessor period) (not presented herein); and in our report dated March 23, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.
/s/ KPMG LLP
Nashville, Tennessee
May 5, 2006

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The reader is encouraged to refer to the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes in our annual report on Form 10-K for the fiscal year ended December 31, 2005, or the 2005 10-K.
     On October 24, 2005, Ontario Teachers’ Pension Plan Board, or OTPP, acquired beneficial ownership of substantially all of the outstanding capital stock of our parent corporation, Doane Pet Care Enterprises, Inc., or Doane Enterprises. In connection with the acquisition, we effected a series of recapitalization transactions. We refer to these transactions as the Teachers’ Acquisition, the Financing Transactions, and collectively, the Teachers’ Transactions. Our consolidated financial statements report periods up to and including October 23, 2005 as the predecessor periods, and the periods subsequent to October 23, 2005 as the successor periods. Accordingly, the discussion and analysis of historical periods prior to October 24, 2005 do not give effect to the Teachers’ Transactions.
     Our fiscal year ends on the Saturday nearest to the end of December and our quarters end on the Saturday nearest to the end of the respective calendar month with the first quarters of fiscal 2006 and 2005 ending on April 1, 2006 and April 2, 2005, respectively.
Recent Developments
     On April 25, 2006, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Mars, Incorporated, or Mars, pursuant to which a newly-formed subsidiary of Mars, MVA I Corp., a Delaware Corporation, or MVA I, will acquire Doane Enterprises from OTPP. Upon completion of the transaction, Mars intends to integrate our United States-based operations into its existing pet food business and sell our European-based operations to a third party. The acquisition of Doane Enterprises’ outstanding stock by Mars will be effected through the merger of MVA I with and into Doane Enterprises. In accordance with the Merger Agreement, consummation of the transaction is subject to customary terms and conditions, including, but not limited to, regulatory approvals.
     Completion of the transaction will constitute a change of control of our company, triggering repayment or redemption obligations under our senior credit facility and governing documents of certain of our securities. In connection with, and subject to consummation of, the transaction, we commenced tender offers for all of our senior notes and senior subordinated notes on May 12, 2006. We also solicited consents to certain amendments to the indentures for those notes. Subject to the terms and conditions of the tender offer and consent solicitation, the total consideration to be paid for each validly tendered senior note and senior subordinated note will be paid in cash and calculated based in part on the present value of the required payments to, and the redemption premium payable as of March 1, 2007 (in the case of the senior notes) and November 15, 2010 (in the case of the senior subordinated notes) and a discount rate equal to the yield of the 3.375% U.S. Treasury Security due February 28, 2007 (in the case of the senior notes) and the 4.5% U.S. Treasury Security due November 15, 2010 (in the case of the senior subordinated notes), plus in each case 50 basis points.
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
•	reliance on a few customers for a large portion of our sales and our ability to maintain our relationships with these customers;

•	our exposure to, and our ability to manage, our market risk relating to commodity, oil and natural gas prices, interest rates and foreign currency exchange rates;

•	changes in demand for our products;

•	future capital expenditures and our ability to finance these capital expenditures;

•	our ability to make required interest or principal payments on our senior credit facility and our other indebtedness and to comply with the financial covenants under our debt agreements;

•	our business strategies and other plans and objectives for future operations;

•	general economic and business conditions and changes in market trends;

•	business opportunities that may be presented to and pursued by us from time to time;

•	risks related to our international operations;

•	risks related to product liability claims and product recalls;

•	the outcome of any legal proceedings to which we or any of our subsidiaries may be a party;

•	consummation of the acquisition of Doane Enterprises by Mars, and related transactions, in accordance with the terms of the Merger Agreement and any other relevant agreements; and

•	the impact of existing or new accounting pronouncements.
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
First Quarter Fiscal 2006 in Review
     In the first quarter of fiscal 2006, our net sales decreased 11.0% to $237.7 million from $267.1 million in the first quarter of fiscal 2005. The decrease in our net sales was primarily due to lower domestic sales volumes, partially offset by the impact of our domestic cost-sharing arrangements and domestic price increase implemented late in the first quarter of fiscal 2006. Our gross profit decreased 29.5%, or $15.4 million, in the first quarter of fiscal 2006 primarily due to the above factors affecting net sales, and higher commodity and natural gas prices. We had a net loss of $5.4 million in the first quarter of fiscal 2006, a decrease of $12.6 million compared to the first quarter of fiscal 2005. The decrease was primarily due to the above factors affecting gross profit and other operating income in the first quarter of fiscal 2005 from favorable lawsuit settlements, partially offset by lower interest expense as a result of the Teachers’ Transactions.
     On January 19, 2006, we purchased an additional 25% of Doane International Pet Products, LLC, or DIPP, for $0.3 million, increasing our ownership percentage to 75%. We began consolidating DIPP as of the purchase date. DIPP’s financial position and results of operations subsequent to the purchase date are not material to our consolidated financial statements.
Results of Operations
     We manufacture pet food, primarily store brands, in the United States and Europe using 25 combined manufacturing and distribution facilities. We manufacture pet food products predominately for dogs and cats, including dry, wet, soft-dry, treats and dog biscuits. We sell to approximately 650 customers around the world and serve many of the top pet food retailers in North America and Europe. Our net sales to Wal-Mart Stores, Inc. and its Sam’s Club division were 42% and 44% of our total net sales in the first quarters of fiscal 2006 and 2005, respectively.
     Historically, approximately 75% of our cost of goods sold has been comprised of raw material and packaging costs with the remainder primarily comprised of salaries, wages and related fringe benefits, utilities and depreciation. Our operating expenses generally consist of promotion and distribution expenses, selling, general and administrative expenses, amortization and other operating expenses. Promotion and distribution expenses are primarily comprised of promotions, freight, brokerage fees and warehousing expenses. Selling, general and administrative expenses primarily include salaries and related fringe benefits, depreciation and other corporate overhead costs, which typically do not change proportionately with changes in net sales and sales volumes.
     We have foreign currency exposure relating to our business transactions in currencies other than the U.S. dollar. In addition, the timing and extent of foreign currency exchange rate fluctuations may have a material impact on our operations due to the translations of the financial statements of our foreign subsidiaries. Although our functional currencies other than the U.S. dollar include the Euro, Danish Krona and British Pound Sterling, the Euro to U.S. dollar exchange rate approximates the impact of movements in our individual functional foreign currency exchange rates. For the purpose of analyzing our results of operations, the average Euro to U.S. dollar exchange rates for the first quarters of fiscal 2006 and 2005 were approximately 1.20 and 1.30, respectively. For the purpose of analyzing our financial position, the Euro to U.S. dollar exchange rates as of the end of the first quarter of fiscal 2006 and the end of fiscal 2005 were approximately 1.21 and 1.18, respectively.
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
     Our sales are moderately seasonal. We normally experience an increase in sales volumes during the first and fourth quarters of each year, which is typical in the pet food industry. Generally, cooler weather results in increased dog food consumption.
     Statement of operations data. The following table sets forth our statement of operations derived from the accompanying unaudited condensed consolidated financial statements included herein and expressed as a percentage of net sales for the first quarters of fiscal 2006 and 2005 (in thousands, except percentages):

	Successor first quarter 2006		Predecessor first quarter 2005
Net sales	$237,724	100.0%	$267,136	100.0%

Cost of goods sold:
Commodities	110,613	46.5	123,812	46.4
Other	90,402	38.0	91,221	34.1

Total cost of goods sold	201,015	84.5	215,033	80.5

Gross profit	36,709	15.5	52,103	19.5

Operating expenses:
Promotion and distribution	13,277	5.6	14,430	5.4
Selling, general and administrative	12,979	5.5	13,119	4.9
Amortization	3,098	1.3	1,166	0.4
Other operating expense (income), net	555	0.2	(3,516)	(1.3)

Income from operations	6,800	2.9	26,904	10.1

Interest expense, net	11,952	5.1	18,646	7.0
Other expense (income), net	49	—	(245)	(0.1)

Income (loss) before income taxes	(5,201)	(2.2)	8,503	3.2
Income tax expense	205	0.1	1,327	0.5

Net income (loss)	$(5,406)	(2.3)%	$7,176	2.7%

First Quarter of Fiscal 2006 (Successor Period) Compared to First Quarter of Fiscal 2005 (Predecessor Period)
     Net sales. Net sales in the first quarter of fiscal 2006 decreased 11.0%, or $29.4 million, to $237.7 million from $267.1 million in the first quarter of fiscal 2005. The decrease in our net sales was primarily due to lower domestic sales volumes, including lower promotional activity, the discontinuation of our domestic non-manufactured product distribution services, and unfavorable foreign currency exchange rate fluctuations. These items were partially offset by the impact of passing through a portion of our higher domestic commodity costs under our cost-sharing arrangements with certain customers as well as our domestic price increase implemented late in the first quarter of fiscal 2006.
     Gross profit. Gross profit in the first quarter of fiscal 2006 decreased 29.5%, or $15.4 million, to $36.7 million from $52.1 million in the first quarter of fiscal 2005. The decrease in our gross profit was primarily due to the above factors affecting net sales, the impact of higher commodity and natural gas prices on our manufactured products, and increased depreciation expense resulting from the fair value adjustment to our property, plant and equipment in connection with the Teachers’ Acquisition. In addition, gross profit related to our European operations was negatively impacted by lower wet pet food sales volumes, and resulting under-absorption of the high fixed costs associated with wet pet food manufacturing, partially offset by an increase in dry pet food sales volumes. Our European gross profit was also impacted by unfavorable foreign currency exchange rate fluctuations. In addition, we had a $3.5 million unfavorable period-over-period change related to the volatility of commodity prices combined with the fair value accounting for our commodity derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133.
     Promotion and distribution. Promotion and distribution expenses in the first quarter of fiscal 2006 decreased 8.0%, or $1.1 million, to $13.3 million from $14.4 million in the first quarter of fiscal 2005. As a percentage of net sales, promotion and distribution expenses increased to 5.6% in the first quarter of fiscal 2006 from 5.4% in the first quarter of fiscal 2005 resulting from the impact of rising gasoline prices on our freight costs.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the first quarter of fiscal 2006 of $13.0 million were comparable with $13.1 million in the first quarter of fiscal 2005. The non-cash stock-based compensation expense recognized in the first quarter of fiscal 2006 that resulted from the adoption of SFAS 123R was offset by cost reductions achieved from our fiscal 2005 cost savings initiatives.

     Amortization. Amortization expense in the first quarter of fiscal 2006 increased $1.9 million to $3.1 million from $1.2 million in the first quarter of fiscal 2005. This increase was primarily due to the amortization of customer relationship intangibles with estimable useful lives recorded in connection with the Teachers’ Acquisition.
     Other operating expenses, net. Other operating expenses, net, of $0.6 million in the first quarter of fiscal 2006 primarily consist of $0.4 million of plant closure costs and $0.2 million of severance costs associated with cost savings initiatives. Other operating income in the first quarter of fiscal 2005 consists of proceeds from favorable lawsuit settlements.
     Interest expense, net. Interest expense, net, in the first quarter of fiscal 2006 decreased $6.6 million, or 35.9%, to $12.0 million from $18.6 million in the first quarter of fiscal 2005. This decrease was primarily due to the impact of the Teachers’ Transactions, including, the redemption of our outstanding 14.25% senior preferred stock and the amortization of the premium on the 10 3/4% senior notes.
     Income tax expense. We recognized income tax expense of $0.2 million in the first quarter of fiscal 2006 and $1.3 million in the first quarter of fiscal 2005. The overall effective tax rate for both periods differs from the expected U.S. federal income tax rate of 35% primarily due to U.S. state and local income taxes, foreign income taxes and changes in the valuation allowances against our deferred tax assets that are not considered recoverable through known reversals of deferred tax liabilities.
Liquidity and Capital Resources
General
     We have historically funded our operations, capital expenditures and working capital requirements with cash flows from operations, bank borrowings and the issuance of other indebtedness.
Cash Flows
     Net cash provided by our operating activities was $0.1 million in the first quarter of fiscal 2006 compared to $4.6 million in the first quarter of fiscal 2005 as a result of lower earnings, partially offset by favorable changes in working capital.
     Net cash used in our investing activities in the first quarter of fiscal 2006 was $0.1 million compared to $5.1 million in the first quarter of fiscal 2005. Capital expenditures were $3.3 million and $4.5 million in the first quarters of fiscal 2006 and 2005, respectively. In the first quarter of fiscal 2006, we recognized $3.7 million of net cash acquired in connection with the consolidation of DIPP.
     Net cash provided by financing activities in the first quarter of fiscal 2006 was $2.9 million compared to $0.9 million of net cash used in financing activities in the first quarter of fiscal 2005. We made repayments on long-term debt in each of the first quarters of fiscal 2006 and 2005 and had a change in book overdraft in the first quarter of fiscal 2006 of $4.2 million.
Liquidity
     We are highly leveraged and have significant cash requirements for debt service relating to our senior credit facility, senior notes, senior subordinated notes, industrial development revenue bonds and foreign debt. We were in compliance with the financial covenants of our debt agreements as of the end of the first quarter of fiscal 2006.
     As of the end of the first quarter of fiscal 2006, our principal sources of liquidity consisted of working capital of $51.2 million, excluding cash and cash equivalents of $11.3 million and current maturities of long-term debt of $3.2 million. We also had $46.4 million of availability out of total availability of $50.0 million under our revolving credit facility, and $3.6 million of issued and undrawn letters of credit.

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
     We believe the capital expenditures permitted under our senior credit facility are sufficient to provide us with the necessary flexibility to meet our maintenance capital expenditure requirements and at the same time fund any facility expansions, cost savings initiatives and customer requirements for fiscal 2006. We anticipate that our capital expenditures for fiscal 2006 will approximate $27 million to $30 million, with approximately $10 million to $12 million required to maintain our current business and the remainder available for any facility expansions, cost reduction initiatives and customer requirements.
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
Senior Credit Facility
     We entered into our senior credit facility on October 24, 2005 which provided for a $55.0 million U.S. dollar equivalent term loan facility denominated in Euros (the Euro term loan facility), a $105.0 million U.S. dollar term loan facility and a $50.0 million multi-currency revolving credit facility with a $15.0 million sub-limit for Euro-denominated revolving credit loans. As of the end of the first quarter of fiscal 2006, the U.S. dollar term loan facility bore interest of 6.8% and the Euro term loan facility bore interest of 4.6%.
     We are required to repay amounts borrowed under the term loan facilities in quarterly installments of 0.25% of the aggregate principal amount borrowed on October 24, 2005 for the first six years and nine months after the closing date with the remainder payable at maturity. The loans under our senior credit facility may be prepaid and commitments may be reduced. Optional prepayments of the term loan facilities may not be reborrowed. Subject to certain exceptions, the senior credit facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, 50% of the net proceeds from equity offerings and 75% of excess cash flow for each fiscal year (reducing to 50% based on performance levels agreed upon) must be used to pay down outstanding borrowings. The obligations under the senior credit facility are guaranteed by Doane Enterprises and by our domestic restricted subsidiaries.
     The senior credit facility contains customary covenants, including maximum consolidated senior secured leverage and maximum capital expenditure requirements, and certain other limitations on our and certain of our subsidiaries’ ability to engage in certain activities.

Long-Term Debt Maturities
     A summary of the maturities of our long-term debt as of the end of the first quarter of fiscal 2006 follows (in thousands):

Maturities by year
2006	$2,386
2007	3,442
2008	3,553
2009	3,674
2010	234,076
2011 and thereafter	316,640

Total	$563,771

Commitments and Contingencies
     We believe our operations are in compliance in all material respects with environmental, safety and other regulatory requirements; however, these requirements may change in the future, which may cause us to incur material costs to comply with these requirements or in connection with the effect of these matters on our business.
     The employees at our Joplin, Missouri facility went on strike on February 18, 2006, following the expiration of the collective bargaining agreement covering such employees. Certain permanent replacement workers that we hired during the strike filed a petition with the National Labor Relations Board to decertify the union as the bargaining representative of the Joplin employees on May 4, 2006. The union accepted the collective bargaining agreement that we last proposed, and such agreement was ratified by the employees who were on strike on May 5, 2006. Nevertheless, the petition to decertify the union will proceed, with the vote to include both the formerly striking employees and the permanent replacement workers. No election date has been set.
     The Joplin employees are entitled to certain pension benefits under a multiemployer pension plan. If the employees vote to decertify the union at the Joplin facility, we may incur a withdrawal liability to the union’s multiemployer pension plan. The amount of such withdrawal liability and the schedule of the annual payments required to satisfy such liability would be calculated by the union pension plan if there is a successful decertification election and we no longer have any obligation to contribute to such plan. While the exact amount of any such withdrawal liability depends on the financial status of the union pension plan at the time of our withdrawal, in December 2005, such liability was estimated to be approximately $3.4 million.
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
Critical Accounting Policies
     Accounts receivable allowances. As of the end of the first quarter of fiscal 2006 and the end of fiscal 2005, our gross accounts receivable were $96.7 million and $107.9 million, respectively. We had allowances for doubtful accounts and outstanding deductions with customers of $2.0 million and $1.8 million as of the end of the first quarter of fiscal 2006 and the end of fiscal 2005, respectively. We estimate our allowances by applying a recovery percentage based on historical collection experience. We accrue additional allowances based on a specific identification review for amounts deemed to be at risk. Receivables are written off against the allowances at the point in which an amount is deemed uncollectible by us. We may revise our allowances against accounts receivable as we receive more information or as we assess other factors impacting the realizability of our accounts receivable.
     Inventories allowances. As of the end of the first quarter of fiscal 2006 and the end of fiscal 2005, our gross inventories were $76.0 million and $67.6 million, respectively. We had allowances of $2.6 million and $2.4 million, primarily for obsolete and slow-moving packaging inventories, as of the end of the first quarter of fiscal 2006 and the end of fiscal 2005, respectively. We estimate our allowances against inventories based on a specific identification review of obsolete stock keeping units, or SKUs, or probable SKUs to be rationalized. In addition, we estimate our slow-moving inventory allowance by applying a historical write off percentage to aged inventory balances. We may revise our allowances against inventories as we receive more information or as we assess other factors impacting the realizability of our inventories.
     Deferred tax assets. As of the end of the first quarter of fiscal 2006 and the end of fiscal 2005, our U.S. federal net operating loss, or NOL, carryforwards were $182.3 million and $181.8 million, respectively, and our foreign NOL carryforwards were $61.6 million and $59.6 million, respectively. Our gross deferred tax assets, including U.S. federal and state and foreign NOL carryforwards, were $108.4 million and $110.5 million as of the end of the first quarter of fiscal 2006 and the end of fiscal 2005, respectively, and our gross deferred tax liabilities were $184.0 million and $187.1 million, respectively.
     We have concluded that it is more likely than not that we will not generate sufficient future taxable income to realize our deferred tax assets and that a valuation allowance is necessary. Our consolidated valuation allowance was $18.8 million and $16.8 million as of the end of the first quarter of fiscal 2006 and the end of fiscal 2005, respectively. In the first quarter of fiscal 2006, we increased the valuation allowance against our U.S. federal and state deferred tax assets and foreign deferred tax assets by $2.0 million and decreased it by $4.5 million in the first quarter of fiscal 2005. We currently expect that future years’ deferred income tax expense (benefit) will include deferred tax expense approximating the growth in our deferred tax liabilities related to the amortization of goodwill for income tax purposes.
     Goodwill and intangible assets. As of the end of the first quarter of fiscal 2006 and the end of fiscal 2005, our goodwill and intangible assets were $611.2 million and $608.5 million, respectively. Our other identifiable intangible assets primarily consist of customer relationships. We have segregated these customer relationships into two classifications based upon an assessment of the expected useful lives of these assets.
     We test the carrying value of our goodwill and the customer relationship with an indefinite useful life for impairment annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. Our impairment test includes quantitative analyses of discounted future cash flows, market multiples of earnings and comparable transactions, if available. If the estimated fair value of goodwill and the customer relationship intangible asset of either our domestic or European reporting unit is less than the carrying value, an impairment loss will be recognized. We did not perform an annual impairment test in the fourth quarter of fiscal 2005, using the methodology described above, because we met the criteria under SFAS 141, Business Combinations, which permits us to carryforward our most recent fair value determination, which was completed in connection with the Teachers’ Acquisition. As a result, we concluded that no impairment was evident in fiscal 2005.
     We also review other long-lived assets, including the intangible asset for the remainder of our customer relationships with estimable useful lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These assets are measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. An impairment loss would be recognized to the extent that the carrying amount of an asset exceeds its fair value. We have concluded that no known events or circumstances exist as of the end of the first quarter of fiscal 2006 that would indicate an impairment test is necessary.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
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
     Although we may seek to manage the price risk of market fluctuations by hedging portions of our primary commodity product purchases, our results of operations have been adversely affected in the past by these fluctuations and may in the future be adversely affected. Moreover, the use of certain hedging instruments also reduces our ability to take advantage of short-term reductions in raw material prices. If one or more of our competitors is able to reduce their manufacturing costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from these competitors and may be forced to reduce our selling prices or face a decline in sales volume, either of which could have a material adverse effect on our business, results of operations and financial condition.
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
     As of the end of the first quarter of fiscal 2006, we had open commodity contracts with a fair value gain of $1.1 million. Based upon an analysis we completed as of the end of the first quarter of fiscal 2006 in which we utilized our actual derivative contractual volumes and assumed a 5% adverse movement in commodity prices, we determined the potential decrease in the fair value of our commodity derivative instruments would be approximately $0.5 million.
     Interest rate risk. We are exposed to market risk related to changes in interest rates. We have in the past and may in the future enter into interest rate swap and cap contracts to limit our exposure to the interest rate risk associated with our floating rate debt, which was $160.0 million as of the end of the first quarter of fiscal 2006. Changes in market values of these financial instruments are highly correlated with changes in market values of the hedged item both at inception and over the life of the contract. At the end of the first quarter of fiscal 2006, we had no outstanding interest rate swap or cap contracts.
     Our results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase in the interest rates on our floating rate debt as of the end of the first quarter of fiscal 2006, interest expense would have increased by approximately $0.4 million for the first quarter of fiscal 2006. Such a change would have also resulted in a decrease of approximately $16.7 million in the fair value of our fixed rate debt as of the end of the first quarter of fiscal 2006. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of these potential actions and the possible adverse effects, our analysis assumes no such actions. Furthermore, our analysis does not consider the effect of any changes in the level of overall economic activity that may exist in such an environment.

     Foreign currency exchange risk. We have foreign currency exposure relating to the translation of the financial statements of our foreign operations into U.S. dollars. Our functional currencies, other than the U.S. dollar, include the Euro, Danish Krona and British Pound Sterling. The cumulative translation adjustment for the net investment in our European operations is recognized in accumulated other comprehensive income in our financial statements. In addition, we have designated our Euro term loan facility as a hedge against a portion of our foreign currency exposure related to the net investment in our foreign operations. As of the end of the first quarter of fiscal 2006, we had a cumulative translation net gain of $3.9 million, which consists of a cumulative gain of $4.7 million for the translation of the financial statements of our foreign operations into U.S. dollars, partially offset by a cumulative translation loss of $0.8 million for the translation of our outstanding Euro term loan facility and payments thereon to U.S. dollars through the end of the first quarter of fiscal 2006. We also periodically enter into foreign currency options and forward contracts to seek to manage our exposure to exchange rate fluctuations on foreign currency translations. As of the end of the first quarter of fiscal 2006, we had open foreign currency contracts related to foreign currency translations with a fair value of $0.3 million.
     We also have foreign currency exposure, to a lesser extent, relating to transacting business in countries with foreign currencies other than our functional currencies. From time to time, we may enter into foreign currency options or forward contracts for the purchase or sale of a foreign currency to mitigate the risk from foreign currency exchange rate fluctuations in those transactions and translations. We had no open foreign currency contracts related to foreign currency transactions at the end of the first quarter of fiscal 2006.
ITEM 4 — Controls and Procedures
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
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we performed an evaluation of the design and operation of our disclosure controls and procedures in effect as of the end of the first quarter of fiscal 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the first quarter of fiscal 2006, such disclosure controls and procedures were effective to ensure that material information relating to the company, including our consolidated subsidiaries, was accumulated and communicated to our management and made known to our chief executive officer and chief financial officer.
     Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — Legal Proceedings
     See Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q, which is incorporated by reference in this Part II, Item 1.
ITEM 1A — Risk Factors
     We have commenced tender offers and consent solicitations for our senior notes and senior subordinated notes, and, if the proposed amendments to the indentures governing our senior notes and senior subordinated notes become operative, holders of our senior notes and senior subordinated notes who do not tender their notes will no longer be entitled to the benefits of the provisions contained in the applicable indenture as currently in effect.
     Pursuant to the terms of the Merger Agreement with Mars, we have commenced tender offers for all of our senior notes and senior subordinated notes and are soliciting consents to amend the indentures governing these notes. These amendments would, among other things, permanently eliminate from the indentures most of the restrictive covenants and certain of the events of default contained in the indentures. If the proposed amendments to the indentures become operative, holders of our senior notes and senior subordinated notes that are not purchased pursuant to the applicable tender offer for any reason will no longer be entitled to the benefits of the provisions contained in the applicable indenture as currently in effect that will be modified or eliminated by the applicable proposed amendments. The elimination or modification of these provisions would also permit us to take other actions, including, for example, the sale of our European business to a third party following the acquisition by Mars of Doane Enterprises, and such actions could materially increase our credit risk or could otherwise be materially adverse to the holders of our senior notes and senior subordinated notes and could negatively impact the price at which the outstanding notes may trade.
ITEM 4 — Submission of Matters to a Vote of Security Holders
     By unanimous written consent dated February 10, 2006, holders of our Class B common stock elected Terry R. Peets to serve as a member of our board of directors.
ITEM 6 — Exhibits

Exhibit
Number	Description
15.1*	Letter from KPMG LLP dated May 11, 2006, regarding unaudited interim financial information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOANE PET CARE COMPANY

By:	/s/ PHILIP K. WOODLIEF
Philip K. Woodlief
Vice President, Finance and
Chief Financial Officer

By:	/s/ STEPHEN P. HAVALA
Stephen P. Havala
Corporate Controller and
Principal Accounting Officer
Date: May 16, 2006

EXHIBIT INDEX

Exhibit
Number	Description
15.1*	Letter from KPMG LLP dated May 11, 2006, regarding unaudited interim financial information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.